Form 10QSB
period 2008-03-31
N8 CONCEPTS, INC.
filed 2008-04-30
CIK 1409885

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to ____ .

Commission file number: 333-145659

N8 Concepts, Inc.
(Exact name of registrant as specified in its charter)

Colorado	20-8677788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1869 W. Littleton Blvd., Littleton, Colorado 80120
(Address, including zip code, of principal executive offices)

Registrant's telephone number, including area code: (303) 738-8994

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

The number of shares of common stock outstanding as of April 28, 2008 was 6,500,000.

TABLE OF CONTENTS

N8 Concepts, Inc.

Introductory Note

This is our first report filed with the SEC since we went public in February 2008.  We were formed in March 2007 and commenced operations in the second quarter of 2007.

Cautionary Language About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are made in reliance upon the protections provided by such acts for forward-looking statements.  Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur.  Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “will,” “should,” “intend,” “estimate,” “believe,” “expect,” “anticipate,” “project” and similar expressions.  Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf.  Any such statement speaks only as of the date the statement was made.  We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.  Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements.  These forward-looking statements are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	the pace and sustainability of acceptance of our brands;

•	our ability to compete in a crowded business space with low barriers to entry;

•	our ability to generate sustainable revenues and profits through sales by means of limited sales channels, namely, the Internet;

•	changing retail environments and fashion trends in the athletic apparel industry; and

•	changes in the level of consumer discretionary spending for sports logo apparel in view of general economic conditions;

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks, and uncertainties.  For a further list and description of various risks, relevant factors, and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” section contained in the prospectus prepared in connection with our initial public offering and other filings with the SEC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

N8 Concepts, Inc.
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)

March 31, 2008

Assets
Assets:
Cash	$44,250
Accounts receivable	669
Total current assets	44,919

Intangible assets:
Website, less accumulated amortization of $634	3,351
Trademark	9,456

$57,726

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,736
Indebtedness to related party (Note 2)	2,066
Total current liabilities	9,802

Shareholders’ equity (Note 4):
Common stock, $.001 par value; 100,000,000 shares authorized,
6,315,000 shares issued and outstanding	6,315
Additional paid-in capital	85,710
Deficit accumulated during development stage	(44,101)

Total shareholders’ equity	47,924

$57,726

See accompanying notes to condensed financial statements

N8 Concepts, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

		March 21,		March 21,	March 21,
		2007		2007	2007
	For The Three	(Inception)	For The Nine	(Inception)	(Inception)
	Months Ended	Through	Months Ended	Through	Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008

Sales	$534	$-	$4,788	-	7,250
Cost of goods sold	2,137	-	5,966	-	10,332
Gross profit	(1,603)	-	(1,178)	-	(3,082)

Operating expenses:
Selling, general and administrative expenses	8,525	-	28,208	-	37,432
Rent, related party (Note 2)	900	-	2,700	-	2,700
Contributed rent (Note 2)	-	-	-	-	900

Operating loss	(11,028)	-	(32,086)	-	(44,114)

Other income:
Interest income	7	-	11	-	13

Loss before income taxes	(11,021)	-	(32,075)	-	(44,101)

Provision for income taxes (Note 5)	-	-	-	-	-

Net loss	$(11,021)	$-	$(32,075)	-	(44,101)

Basic and diluted loss per share	$(0.00)	$0.00	$(0.01)	0.00	(0.01)

Weighted average common shares outstanding	5,784,167	5,000,000	5,537,889	5,000,000	5,000,000

See accompanying notes to condensed financial statements

N8 Concepts, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During	Shareholders'
	Common Stock		Paid in	Development	Equity
	Shares	Par Value	Capital	Stage	(Deficit)

Balance, March 21, 2007 (inception)	—	$—	$—	$—	$—

March 2007, common stock sold to
officers ($.001/share) (Note 2)	5,000,000	5,000	—	—	5,000
May 2007 through June 2007, common
stock sold in private placement offering
($.05/share) (Note 4)	450,000	450	22,050	—	22,500
Office facilities contributed by an officer (Note 2)	—	—	900	—	900
Net loss, period ended June 30, 2007	—	—	—	(12,026)	(12,026)

Balance at June 30, 2007	5,450,000	5,450	22,950	(12,026)	16,374

July 2007, common stock sold in private
placement offering ($.05/share) (Note 4)	50,000	50	2,450	—	2,500
February and March 2008, common stock
sold pursuant to SB-2 registered offering
($.075/share) (Note 4)	815,000	815	60,310	—	61,125
Net loss for the nine months ended
March 31, 2008	—	—	—	(32,075)	(32,075)

Balance at March 31, 2008	6,315,000	$6,315	$85,710	$(44,101)	$47,924

See accompanying notes to condensed financial statements

N8 Concepts, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

		March 21,	March 21,
		2007	2007
	For The Nine	(Inception)	(Inception)
	Months Ended	Through	Through
	March 31,	March 31,	March 31,
	2008	2007	2008

Net cash used in
operating activities	$(22,239)	$—	$(33,434)

Cash flows from investing activities:
Payments for website development	(750)	—	(3,985)
Payments for trademark	(7,250)	—	(9,456)
Net cash used in
investing activities	(8,000)	—	(13,441)

Cash flows from financing activities:
Proceeds from issuance of debt	10,000	—	10,000
Repayment of debt	(10,000)	—	(10,000)
Proceeds from sale of common stock	63,625	5,000	91,125
Net cash provided by
financing activities	63,625	5,000	91,125

Net change in cash and
cash equivalents	33,386	5,000	44,250

Cash and cash equivalents:
Beginning of period	10,864	—	—

End of period	$44,250	5,000	44,250

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	—	—
Interest	$—	—	—

See accompanying notes to condensed financial statements

N8 CONCEPTS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

(1)    Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended June 30, 2007 as filed in its Form SB-2/A3 and should be read in conjunction with the notes thereto.  The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments), which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the three and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

(2)    Related Party Transactions

The Company’s president contributed office space to the Company from inception through June 30, 2007.  The office space was valued at $300 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Commencing July 1, 2007, the Company began paying its president for the use of the office space at a rate of $300 per month.  The Company paid the president $2,700 during the nine months ended March 31, 2008.

During March 2007, the Company sold 5,000,000 shares of its restricted common stock to its two officers for $5,000 ($.001/share).

(3)    Note Payable

On October 1, 2007, an investor loaned the Company $10,000 in exchange for a promissory note.  The note carried no interest rate and matured on March 1, 2008.  The Company repaid the entire note during February 2008.

(4)    Shareholders’ Equity

During February and March 2008, the Company sold 815,000 shares of its common stock at a price of $.075 per share for total proceeds of $61,125.  The offering was made pursuant to the Company’s SB-2 registration statement that became effective in February 2008.  All sales were conducted through the Company’s officers and directors.

N8 CONCEPTS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

During the period from May through July 2007, the Company offered for sale 500,000 shares of its common stock at a price of $0.05 per share.  The Company sold all 500,000 shares for gross proceeds of $25,000.  The offering was made in reliance on an exemption from registration of a trade in the United States under Sections 4(2) and 4(6) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.  All sales were conducted through the Company’s officers and director.

(5)             Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

We were organized on March 21, 2007 and did not commence operations until the second quarter of 2007.  Accordingly, there are no figures for the year-earlier periods corresponding to the periods discussed below.

Three Months Ended March 31, 2008

Results of Operations

Net sales

Sales for the three months ended March 31, 2008 were $534. Our revenue for the quarter consisted primarily of sales from our Never Lay Up brand, although we are seeing some revenue generation from our other, in registration, marks.  Due to the acceptance and visibility of our Never Lay Up brand, the Company is beginning to explore its primary, long term plan of identifying companies with existing manufacturing, marketing, and distribution into such target markets and then exploring licensing arrangements with those companies.

Sales for the period were slightly less than the average for the previous periods, due in large part to the Company’s dispute with Callaway and its beginning focus on the licensing aspect of its business model.

Cost of Goods Sold

Costs of Goods Sold for the three months ended March 31, 2008 were $2,137. The company’s COGS were in line with prior periods.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the three months ended March 31, 2008 were $9,425. The Company’s SG & A expenses for the period were primarily associated with its corporate audit, and the costs associated with protecting the Never Lay Up trademark.

Nine Months Ended March 31, 2008

Results of Operations

Net sales

Sales for the nine months ended March 31, 2008 were $4,788 and consisted of our launch of the Never Lay Up brand and its corresponding website at www.neverlay-up.com into the marketplace.

Cost of Goods Sold

Cost of Goods Sold for the nine months ended March 31, 2008 were $5,966 and primarily included products for the Never Lay Up launch.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the nine months ended March 31, 2008 were $30,908  and consisted of legal and audit expenses associated with our SEC registration, rent expenses, and promotional activity to gain exposure for our exclusive brands.

Inception Through March 31, 2008

Results of Operations

Net sales

Sales for the period from March 21, 2007 (inception) through March 31, 2008 were $7,250.

Cost of Goods Sold

Cost of Goods Sold for the three months ended March 31, 2008 were $10,332.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses from March 21, 2007 (inception) through March 31, 2008 were $41,032.

Liquidity and Capital Resources

On March 31, 2008, we had 44,250 in cash on hand.  This included $61,125.00 of our IPO collected during the quarter.  The IPO funds are primarily being used to increase marketing of our brands, inventory and SG & A costs.

When the Company finishes selling its registered IPO, it should allow us the necessary runway to begin profitability, given that no unforeseen major capital expenses arise. The company anticipates that its revenue figures will begin to increase with the coming summer golf season, not to mention current ongoing negotiations with potential licensees.

There are no known major capital expenses that the Company is either unaware of or has not already allocated for.  The only potential that the company could foresee at this point would be some form of trademark dispute similar to the one the Company just finished negotiating with Callaway Golf Company. That particular situation ended positively but still bore a cost of roughly $5,000.00 to the Company.

Since the company is relatively new, just over one (1) year since inception, it is hard to determine the various economic impacts of its operations. The Company’s long term vision and plan is to promote a licensing mentality for its trademarked brands which entails garnering enough “street” credibility for the marks so as to give them enough leverage to negotiate independent licensing arrangements with companies much more substantial in manufacturing, marketing and distribution scope.

Off-Balance Sheet Arrangements

None Applicable

Item 3. CONTROLS AND PROCEDURES

    Our management evaluated, with the participation of our chief executive and financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive and financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

    There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer (who is also our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 15d-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based upon this evaluation, our principal executive officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the period, the Company finalized its negotiations with Callaway Golf Company over its use of the Never Lay Up trademark. The Company’s management determined that it was in its best interest to enter into a Coexistence Agreement with Callaway, which enables the Company to continue to pursue its trademark under International Class 25 - Clothing and Apparel without any interference from Callaway. Likewise, the Company agreed to allow Callaway to continue unencumbered its pursuit of a trademark under International Class 28 – Sports Equipment.

At this time, the Company is unaware of any other legal proceedings to which it is a potential party.
.
Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended March 31, 2008 that were not registered under the Securities Act of 1933, as amended.

We did not repurchase any of our securities during the three months ended March 31, 2008.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: N8 Concepts, Inc.

Date: April 29, 2008	By:	/s/ James H. Watson, Jr.
James H. Watson, Jr. , Principal Executive Officerand Principal Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.