Form 10-Q/A
period 2008-03-31
N8 CONCEPTS, INC.
filed 2008-07-07
CIK 1409885

FORM 10-Q/A
Amendment No. 1

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [ ]

The number of shares of common stock outstanding as of April 28, 2008 was 6,500,000.

TABLE OF CONTENTS

N8 Concepts, Inc.

Explanation of Amendment

    Upon further review and interaction with FINRA, the Issuer has decided to amend its status as a shell company as defined in Rule 12B-2 of the Exchange Act.

Introductory Note

    This is our first report filed with the SEC since we went public in February 2008.  We were formed in March 2007 and commenced operations in the second quarter of 2007.

Cautionary Language About Forward-Looking Statements

This Amendment Number 1 to the Quarterly Report on Form 10-Q/A contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are made in reliance upon the protections provided by such acts for forward-looking statements.  Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur.  Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “will,” “should,” “intend,” “estimate,” “believe,” “expect,” “anticipate,” “project” and similar expressions.  Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf.  Any such statement speaks only as of the date the statement was made.  We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.  Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements.  These forward-looking statements are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

●	the pace and sustainability of acceptance of our brands;

●	our ability to compete in a crowded business space with low barriers to entry;

●	our ability to generate sustainable revenues and profits through sales by means of limited sales channels, namely, the Internet;

●	changing retail environments and fashion trends in the athletic apparel industry; and

●	changes in the level of consumer discretionary spending for sports logo apparel in view of general economic conditions;

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

Registrant: N8 Concepts, Inc.

Date: July 7, 2008	By:	/s/ James H. Watson, Jr.
James H. Watson, Jr. , Principal Executive Officer and Principal Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.