Form 10-K
period 2008-06-30
N8 CONCEPTS, INC.
filed 2008-09-23
CIK 1409885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2008

or
☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________________ to _________________________

Commission File No. 333-145659

N8 Concepts, Inc.
(Exact name of registrant as specified in its charter)
Colorado (State or other jurisdiction of incorporation or organization)	20-8677788 (I.R.S. Employer Identification No.)

1869 W. Littleton Blvd., Littleton, Colorado 80120
(Address of principal executive offices)

Registrant's telephone number, including area code:  (303) 738-8994

Securities Registered Pursuant to Section 12(b) of the Act: None
Name of each exchange
Title of each class	On which registered

(None)	(None)

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer  ☐    Non-accelerated filer  ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2008 was $0.00.  The number of shares outstanding of the registrant's common stock on June 30, 2008 was as follows: 6,500,000 shares.

3
N8 Concepts, Inc.

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2008

Forward-Looking Information

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are made in reliance upon the protections provided by such acts for forward-looking statements.  Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur.  Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “will,” “should,” “intend,” “estimate,” “believe,” “expect,” “anticipate,” “project” and similar expressions.  Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf.  Any such statement speaks only as of the date the statement was made.  We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.  Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements.  These forward-looking statements are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

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

PART I

ITEM 1. BUSINESS.

     N8 Concepts, Inc. (“we” or the “Company”) was formed as a Colorado corporation on March 21, 2007.  Its principal office is currently located at 1869 W. Littleton Blvd., Littleton, Colorado 80120. The Company’s telephone number is 303.738.8994. The Company’s fax number is 303.347.8763.

The Company’s primary initial focus was developing lines of merchandise centered on the Company’s proprietary logos, which include NEVER LAY UP®, POLICE THE CREASE®. RailRat™, Red Numbers™, Golf Your Ball™, Whoops™, and Whoop-de-do.™  The Company’s main source of distribution has been through word of mouth and the Internet. The Company focuses on developing a line of primarily athletic and casual apparel and accessories.

Now that we have successfully navigated some of our proprietary brands through the United States Patent and Trademark Office, we intend to begin the process of leveraging those Brands to expand into other types of licensing relationships with larger more established apparel and equipment companies who operate in the logo specific space in which the particular Brand might appeal.

Access to Our Information

We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. The public may also read and copy any document we file at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 am to 3:00 pm. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.
We encourage the public to read our periodic reports and statements. Copies of these filings, as well as any future filings, may be obtained, at no cost by writing to Ms. Michele Over at our principal executive offices.

ITEM 1A.  RISK FACTORS.

(Not applicable)

ITEM 1B. UNRESOLVED STAFF COMMENTS.

           (Not applicable)

ITEM 2. PROPERTIES.

           The Company current owns no physical property such as real estate.  The Company currently leases office space from James Watson, its president, at the rate of $300.00 per month.  The Company’s only non cash assets are its websites and trademarks rights.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 3. LEGAL PROCEEDINGS.

During the period, the Company finalized its negotiations with Callaway Golf Company over its use of the Never Lay Up trademark. The Company’s management determined that it was in its best interest to enter into a Coexistence Agreement with Callaway, which enables the Company to continue to pursue its trademark under International Class 25 - Clothing and Apparel without any interference from Callaway. Likewise, the Company agreed to allow Callaway to continue unencumbered its pursuit of a trademark under International Class 28 – Sports Equipment. (See Agreement Attached as Exhibit A)

At this time, the Company is unaware of any other legal proceedings to which it is a potential party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of our fiscal year ended June 30, 2008 to a vote of our stockholders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been eligible to be quoted on the OTC Bulletin Board since August 8, 2008, and there is no established public trading market for our stock. Our trading symbol is NECO.

                The table below sets forth, for the quarterly periods indicated, range of high and low bid information for our common stock for the periods indicated.

	High ($)	Low ($)
Fiscal Year Ended 2008
Company Not Eligible For Trading During Period	N/A	N/A

           As of June 30, 2008 there were approximately thirty-eight (38) holders of record of our common stock. We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our Board of Directors. We have not repurchased any shares that were outstanding and we have no Treasury Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The company has no authorized Equity Compensation Plan at this time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

           We did not purchase any outstanding shares of our stock during our fiscal year ended June 30, 2008.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since our inception on March 21, 2007, we have issued and sold an aggregate of 5,500,000 shares of our common stock without registration. We initially issued and sold 5,000,000 shares of common stock to our founders for an aggregate consideration of $5,000. Beginning in May, 2007 we issued and sold an additional 500,000 shares of our common stock to an aggregate of six (6) investors for an aggregate consideration of $25,000 in cash. We relied on Sections 4(2) and 4(6) of the Securities Act. All investors in our offering completed subscription agreements in which they represented that they were "accredited investors," as that term is defined in Section 4(6) and Rule 501 of Regulation D.  All investors were provided with a memorandum containing information necessary for them to make an informed investment decision regarding their investments in the registrant.  No general solicitation or general advertising was utilized in the offer and sale of our common stock in our private offering.

On August 23, 2007, we filed a registration statement for our initial public offering (our "IPO") under the Securities Act to register the sale and issuance of 1,000,000 shares of our common stock to be issued by us and for the resale of 500,000 shares of our common stock held by certain of our shareholders.  That registration statement was declared effective by the SEC on February 11, 2008, and we sold all of the 1,000,000 shares of common stock that were registered for sale by us.  These shares were sold for $0.075 per share, resulting in gross proceeds to us of $75,000.  The shares were not sold by any underwriters, but were sold on our behalf by our officers and directors, and no commissions were paid to any of our officers, directors (or their associates), affiliates, or persons owning 10% or more of any of our securities.  Net of expenses, our IPO resulted in proceeds to us of $22,500.  We used these net proceeds for operating costs, marketing, website development, product development and inventory and professional services.

ITEM 6. SELECTED FINANCIAL DATA

(Not applicable)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Twelve Months Ended June 30, 2008 as compared to Twelve Months Ended June 30, 2007

The following table sets forth, for the periods indicated, certain information related to our operations, expressed in dollars:

Statement of Operations

Period ended
June 30, 2008

Revenue	$5,119.00
Cost of Goods Sold	$6,258.00
Gross Profit	$(1,139.00)
Selling, General and Administrative Expenses	$49,563.00
Net Operating Profit (Loss)	$(50,702.00)

N8 was incorporated on March 21, 2007 and began operations in May 2007. Between its inception and June 30, 2007 N8 had gross revenues from the sale of merchandise of approximately $2,462 and gross profit of approximately ($1,904).  During the period from inception to fiscal year ended June 30, 2008 N8's gross revenue was $7,581 and gross profit was ($3,043).

During the year ended June 30, 2008 N8 had gross revenues from the sale of merchandise of $5,119 and its gross profit was ($1,139). N8's gross profit has gradually increased as a percentage of sales due to operating efficiencies and fewer set-up costs.

During the period from inception (March 21, 2007 through June 30, 2007) N8's operations used $11,195 in cash. Capital was provided by the sale of 5,000,000 shares of common stock to our two Officers & Directors at a cost of $.001 per share, or $5,000 and the partial sale to private investors of 450,000 shares of N8's common stock at a price of $0.05 per share, or $22,500 for the period.

During the year ended June 30, 2008, N8's operations used $44,613 in cash. N8 satisfied its capital requirements with the sale in its initial public offering of 1,000,000 shares of its common stock at $.075 per share, or $75,000.

N8 anticipates that its capital requirements for the twelve months ending June 30, 2009 will be:

Marketing	$25,000
Selling, General and Admin. Costs	$45,000

Total	$70,000

N8 does not anticipate that it will need to hire any additional employees during the twelve month period ending June 30, 2009.

N8 does not have any commitments or arrangements from any person to provide N8 with any additional capital. If additional financing is not available when needed, N8 may not be able to continue to operate in its present mode or N8 may need to cease operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

(Not applicable)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

N8 CONCEPTS, INC.
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Acounting Firm	6

Balance Sheet at June 30, 2008	7

Statements of Operations for the year ended June 30, 2008
From March 21, 2007 (inception) through June 30, 2007, and
from March 21, 2007 (inception) through June 30, 2008	8

Statement of Changes in Shareholders' Equity for the period
from March 21, 2007 (inception) through June 30, 2008	9

Statements of Cash Flows for the year ended June 30, 2008
From March 21, 2007 (inception) through June 30, 2007, and
from March 21, 2007 (inception) through June 30, 2008	10

Notes to Financial Statements	11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
N8 Concepts, Inc.:

We have audited the balance sheet of N8 Concepts, Inc. (a development stage company) as of June 30, 2008, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended June 30, 2008, for the period from March 21, 2007 (inception) through June 30, 2007 and for the period from March 21, 2007 (inception) through June 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of N8 Concepts, Inc. as of June 30, 2008, and the results of its operations and its cash flows for the year ended June 30, 2008, for the period from March 21, 2007 (inception) through June 30, 2007 and for the period from March 21, 2007 (inception) through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a limited operating history and has incurred losses since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to this matter is also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
August 15, 2008

N8 Concepts, Inc.
(A Development Stage Company)
Balance Sheet
June 30, 2008

Assets
Assets:
Cash	$35,000
Total current assets	35,000

Intangible assets:
Website, less accumulated amortization of $1,013	3,722
Trademark	2,400
Deferred costs	7,057
Deposit	250

Total assets	$48,429

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,297
Indebtedness to related party (Note 2)	956
Total current liabilities	5,253

Shareholders’ equity (Note 4):
Common stock, $.001 par value; 100,000,000 shares authorized,
6,500,000 shares issued and outstanding	6,500
Additional paid-in capital	99,400
Deficit accumulated during development stage	(62,724)

Total shareholders’ equity	43,176

$48,429

See accompanying notes to financial statements

N8 Concepts, Inc.
(A Development Stage Company)
Statements of Operations

		March 21,	March 21,
		2007	2007
		(Inception)	(Inception)
	Year Ended	Through	Through
	June 30,	June 30,	June 30,
	2008	2007	2008

Sales	$5,119	$2,462	$7,581
Cost of goods sold	6,258	4,366	10,624
Gross profit	(1,139)	(1,904)	(3,043)

Operating expenses:
Selling, general and administrative expenses	49,563	9,224	58,787
Contributed rent (Note 2)	-	900	900

Operating loss	(50,702)	(12,028)	(62,730)

Other income:
Interest income	4	2	6

Loss before income taxes	(50,698)	(12,026)	(62,724)

Provision for income taxes (Note 5)	-	-	-

Net loss	$(50,698)	$(12,026)	$(62,724)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average common shares outstanding	6,500,000	5,125,000

See accompanying notes to financial statements

N8 Concepts, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid in	Development
	Shares	Par Value	Capital	Stage	Total

Balance, March 21, 2007 (inception)	—	$—	$—	$—	$—

March 2007, common stock sold to
officers ($.001/share) (Note 2)	5,000,000	5,000	—	—	5,000
May 2007 through June 2007, common
stock sold in private placement offering
($.05/share) (Note 4)	450,000	450	22,050	—	22,500
Office facilities contributed by an officer (Note 2)	—	—	900	—	900
Net loss, period ended June 30, 2007	—	—	—	(12,026)	(12,026)

Balance at June 30, 2007	5,450,000	5,450	22,950	(12,026)	16,374

July 2007, common stock sold in private
placement offering ($.05/share) (Note 4)	50,000	50	2,450	—	2,500
February through April 2008, common stock
sold pursuant to SB-2 registered offering
($.075/share) (Note 4)	1,000,000	1,000	74,000	—	75,000
Net loss, year ended June 30, 2008	—	—	—	(50,698)	(50,698)

Balance at June 30, 2008	6,500,000	$6,500	$99,400	$(62,724)	$43,176

See accompanying notes to financial statements

N8 Concepts, Inc.
(A Development Stage Company)
Statements of Cash Flows

		March 21,	March 21,
		2007	2007
		(Inception)	(Inception)
	Year Ended	Through	Through
	June 30,	June 30,	June 30,
	2008	2007	2008

Cash flows from operating activities:
Net income/loss	$(50,698)	$(12,026)	$(62,724)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	1,013	—	1,013
Contributed rent	—	900	900
Changes in operating assets and liabilities:
Receivables	410	(410)	—
Other assets	(200)	(50)	(250)
Accounts payable and accrued liabilities	3,906	391	4,297
Indebtedness to related party	956	—	956
Net cash used in
operating activities	(44,613)	(11,195)	(55,808)

Cash flows from investing activities:
Payments for website development	(1,500)	(3,235)	(4,735)
Payments for trademark	(194)	(2,206)	(2,400)
Payments for deferred costs	(7,057)	—	(7,057)
Net cash used in
investing activities	(8,751)	(5,441)	(14,192)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	—
Proceeds from sale of common stock	77,500	27,500	105,000
Net cash provided by
financing activities	77,500	27,500	105,000

Net change in cash and
cash equivalents	24,136	10,864	35,000

Cash and cash equivalents:
Beginning of period	10,864	—	—

End of period	$35,000	$10,864	$35,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements

N8 CONCEPTS, INC.
(A Development Stage Company)
Notes to Financial Statements

(1)	Summary of Significant Accounting Policies

Organization and Basis of Presentation
N8 Concepts, Inc. (the “Company”) was incorporated in the state of Colorado on March 21, 2007.  The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.  While the Company is in the development stage, it has commenced its initial operations.  The Company has registered the logos Never Lay Up and Police The Crease with the intention of establishing a strategic plan to introduce and promote the logos on a line of apparel for wholesale, retail and online distribution.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company is a development stage company with a limited operating history and losses since inception.  These factors, among others, raise substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, complete development of its website, and ultimately attain profitability.  The Company intends to acquire additional operating capital through equity offerings to fund its business plan.  There is no assurance that the Company will be successful in raising additional funds.

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  There were no cash equivalents at June 30, 2008.

Financial Instruments
The Company’s financial instruments consist of cash, accounts payable and accrued liabilities.  At June 30, 2008, the fair value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments.

N8 CONCEPTS, INC.
(A Development Stage Company)
Notes to Financial Statements

Accounts Receivable

Accounts receivable consists of amounts due from customer sales.  The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable.

Website development costs

The Company capitalizes internal and external costs incurred to develop its website during the application development stage in accordance with Statement of Position 98-1 (“SOP 98-1”), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  Capitalized website development costs will be amortized over an estimated life of five years commencing on the date the website is ready for its intended use.

The Company amortizes its website and related upgrades using the straight-line method over three years. Estimated aggregate amortization expense for each of the next three years is as follows:

Year ending June 30,
2009	$1,578
2010	1,578
2011	566
$3,722

The Company also follows Emerging Issues Task Force Issue No. 00-2 (“EITF 00-2”), Accounting for Website Development Costs.  EITF 00-2 requires the implementation of SOP 98-1 when software is used by a vendor in providing a service to a customer but the customer does not acquire the software or the right to use it.

Costs incurred during the operating stage of the website including training, administration, maintenance, and other costs to operate the website will be expensed as incurred.  However, costs incurred during the operating stage that provide additional functions or features and that upgrade or enhance the website will be capitalized.

N8 CONCEPTS, INC.
(A Development Stage Company)
Notes to Financial Statements

Impairment of Long-Lived Assets
The Company evaluates the carrying value of any long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount.   If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Loss per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At June 30, 2008, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Revenue Recognition
Sales revenue is recognized upon the shipment of product to customers.  Allowances for sales returns, rebates and discounts are recorded as a component of net sales in the period the allowances are recognized.

Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

N8 CONCEPTS, INC.
(A Development Stage Company)
Notes to Financial Statements

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (revised 2007) “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for us beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS 157 to materially impact its financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 159 to materially impact its financial position or results of operations.

N8 CONCEPTS, INC.
(A Development Stage Company)
Notes to Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 must be applied prospectively. SFAS No. 160 is effective for us beginning July 1, 2009. The Company does not expect the adoption of SFAS 160 to materially impact its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS No. 161 on our financial statements.

(2)	Related Party Transactions

The Company’s president contributed office space to the Company from inception through June 30, 2007.  The office space was valued at $300 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Commencing July 1, 2007, the Company began paying its president for the use of the office space at a rate of $300 per month.  As of June 30, 2008 the Company paid the president $2,700.  A balance of $900 is owed to the president as of June 30, 2008 and is included in the accompanying financial statements as indebtedness to related party.

During the year ended June 30, 2008, the president paid certain selling, general and administrative expenses on behalf of the Company.  As of June 30, 2008, the Company owed the president $56, which is included in the accompanying financial statements as indebtedness to related party.

N8 CONCEPTS, INC.
(A Development Stage Company)
Notes to Financial Statements

During March 2007, the Company sold 5,000,000 shares of its restricted common stock to its two officers for $5,000 ($.001/share).

(3)      Note Payable

On October 1, 2007, an investor loaned the Company $10,000 in exchange for a promissory note.  The note carried no interest rate and matured on March 1, 2008.  The Company repaid the entire note during February 2008.

(4)      Shareholders’ Equity

During February, March and April 2008, the Company sold 1,000,000 shares of it common stock at a price of $.075 per share for total proceeds of $75,000.  The offering was made pursuant to the Company’s SB-2 registration statement that became effective in February 2008.  All sales were conducted through the Company’s officers and directors.

During the period from May through July 2007, the Company offered for sale 500,000 shares of its common stock at a price of $0.05 per share.  The Company sold all 500,000 shares for gross proceeds of $25,000.  The offering was made in reliance on an exemption from registration of a trade in the United States under Sections 4(2) and 4(6) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.  All sales were conducted through the Company’s officers and directors.

(5)      Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	June 30,	June 30,
	2008	2007
U.S. statutory federal rate	15.00%	15.00%
State income tax rate, net of federal benefit	3.94%	3.94%
Contributed rent	0.00%	-1.42%
Net operating loss for which no tax benefit	-18.94%	-17.52%
	0.00%	0.00%

N8 CONCEPTS, INC.
(A Development Stage Company)
Notes to Financial Statements

At June 30, 2008, deferred tax assets consisted of a net tax asset of $11,707, due to operating loss carryforwards of $61,824, which was fully allowed for in the valuation allowance of $11,707.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the year ended June 30, 2008 and the period from March 21, 2007 (inception) through June 30, 2007 totaled $9,600 and $2,107, respectively.  The current tax benefit for the year ended June 30, 2008 and the period from March 21, 2007 (inception) through June 30, 2007 also totaled $9,600 and $2,107, respectively.  The net operating loss carryforward expires through the year 2028.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.  At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(Not applicable)

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

           Our directors and our executive officers are as follows:

Name	Age	Position

James H. Watson, Jr.	46	President/CEO Chairman Sec./Treasurer

Kenneth P. Relyea	43	Vice President Director

James H. Watson Jr., is the President, Secretary, Treasurer, and Chairman of the Company.

Mr. Watson is the Founder and President of JW Capital Corp., a firm that specializes in equity investing and business consulting. From 2001 through 2006, he was also a Co-Founder and Managing Member of The 4 Horsemen, LLC, a Denver, Colorado based private equity investment and consulting firm that specialized in the unique needs of start-up/development stage companies.  Since 1996, Mr. Watson has worked hand in hand with both public and private companies, assisting them with such critical issues as corporate capitalization, corporate strategies, management placement, and general business tactics.

        Mr. Watson has served in numerous official capacities in both public and private companies and has served on the Board of Directors of several other businesses.   Mr. Watson previously served on the board of directors of Technology Consulting Partners, Inc., a Colorado corporation ("TCP").  TCP filed a registration statement with the Securities and Exchange Commission in June 2002 and went public in early 2003, but it did not end up pursuing its original business plan.  TCP was formed to provide highly-skilled specialized employees for, primarily, high tech positions.  For the most part, these positions were temporary contract labor for such jobs as computer network administration and computer programming.  In essence, TCP was to be a temporary employee placement service for high technology companies.  In December 2003 TCP reported that it had entered into a definitive acquisition agreement with TechnoConcepts, Inc.  TCP reported in February 2004 that it had consummated a "reverse acquisition" of TechnoConcepts, Inc., and Mr. Watson resigned from the board of directors of the company.  See also under “THE COMPANY--- Business” above.

 Mr. Watson graduated from the University of Tennessee at Chattanooga in 1985 with a Bachelor of Science degree in Political Science/Public Administration.

Kenneth Relyea is Vice President of Sales/Marketing, and a member of the Board of Directors.

For the past thirteen (13) years Mr. Relyea has been the sole owner and shareholder of Affordable Garages and Concrete, a firm that specializes in custom garage construction and concrete flatwork.  In 2000, Mr. Relyea also acquired White Glove Carpet, a firm that specializes in carpet cleaning for commercial and residential business. Mr. Relyea sold this business in early 2008.

Mr. Relyea graduated from Gilford College in Greensboro North Carolina in 1988 with a Bachelor of Science degree in Accounting.

Each director holds office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our Board of Directors.

Corporate Governance

There were no changes in N8’s corporate governance or  internal controls over financial reporting that occurred during the fiscal year that have materially affected, or are reasonably likely to materially affect, N8’s governance.

Audit Committee / Financial Expert

Due to the Company’s size and resources and due to the fact that we only maintain two Directors at the present time, we do not yet have a formally constituted Audit Committee. Mr. Watson our President/CEO and Chief Financial Officer is the person responsible for our financial oversight.

Code of Conduct

              No formal Code of Conduct has been established by the Company.

ITEM 11.     EXECUTIVE COMPENSATION.

No compensation in any form during either of the Company's last two fiscal years was awarded to, earned by, or paid to any of our officers or directors, including our President.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners
The following table provides information regarding security holders known to us who own more than 5% of all outstanding shares of our common stock as of June 30, 2008:
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Shares on June 30, 2008

James H. Watson, Jr.	4,000,000	61.5%

Kenneth P. Relyea	1,000,000	15.4%

Notes: Mr. Watson is our President/CEO, Chairman of the board, Secretary/Treasurer. Mr. Relyea is our Vice president and a member of our Board of Directors.

Security Ownership of Management.

           The table below shows the number of our common shares beneficially owned as of June 30, 2008 by each of our Directors and each of our Executive Officers, as well as the number of shares beneficially owned by all of our Directors and Executive Officers as a group. None of the Executive Officers or Directors has been issued any stock options as of June 30, 2008:

Name of	Amount and Nature of	Percentage of Outstanding Common Shares on
Beneficial Owner	Beneficial Ownership	June 30, 2008

James H. Watson, Jr.	4,000,000	61.5%

Kenneth P. Relyea	1,000,000	15.4%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

We currently lease our office space from our president James Watson at a rate of $300 per month. No other related party relationships exist.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Since inception through June 30, 2008, the Company had total auditor fees of $8,426.25 which included all audit services centered around our SB-2 filing, as well as the review of our Fiscal Q3 March 2008 10-Q filing.

Audit-related Fees. None Applicable

Tax Fees.   Since inception the Company has paid our Tax Accountant, who is not our Principal Accountant, a total of $375.00 for the preparation of our 2007 tax return.

All Other Fees.  The Company has not enlisted our Principal Accountant for any services other than those listed above.

Audit committee Approval Procedures.  The Company currently does not maintain an Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit
No.	Description

3.1	Articles of Incorporation(1)
3.2	By-Laws(1)
10.1	Form of Trademark License Agreement between N8 Concepts, Inc. and James H. Watson, Jr. ("Never Lay Up")(2)
10.2	Form of Trademark License Agreement between N8 Concepts, Inc. and James H. Watson, Jr. ("Police the Crease")(2)
10.3	Form of Trademark License Agreement between N8 Concepts, Inc. and James H. Watson, Jr. ("Rail Rat")(2)
10.4	Co-Existence Agreement with Callaway Golf Company.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________
    (1)    Filed with the Registrant's Registration Statement on Form SB-2, August 23, 2007
    (2)    Filed with Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form SB-2, October 9, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

N8 Concepts, Inc.

Dated September 23, 2008	By:	/s/ James H. Watson, Jr.
James H. Watson, Jr. President, CEO (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James H. Watson, Jr.
James H. Watson, Jr.	President, CEO (Principal Executive Officer, Director)	September 23, 2008

/s/ Kenneth P. Relyea
Kenneth P. Relyea	Vice President (Director)	September 23, 2008