Form 10-Q
period 2008-09-30
N8 CONCEPTS, INC.
filed 2008-11-12
CIK 1409885

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No[  ]

The number of shares of common stock outstanding as of September 30, 2008 was 6,500,000.

TABLE OF CONTENTS

N8 Concepts, Inc.

Cautionary Language About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are made in reliance upon the protections provided by such acts for forward-looking statements.  Such statements are not based on historical fact, but are based upon numerous assumptions about future conditions that may not occur.  Forward-looking statements are generally identifiable by use of forward-looking words such as “may,” “will,” “should,” “intend,” “estimate,” “believe,” “expect,” “anticipate,” “project” and similar expressions.  Readers are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf.  Any such statement speaks only as of the date the statement was made.  We do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware.  Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements.  These forward-looking statements are necessarily estimates reflecting the best judgment of our management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

●	the pace and sustainability of acceptance of our brands;

●	our ability to convert our business model quickly and successfully from a retail model to a wholesale model;

●	our ability to compete in a crowded business space with low barriers to entry;

●	our ability to generate sustainable revenues and profits through sales by means of limited sales channels, namely, the Internet;

●	changing retail environments and fashion trends in the athletic apparel industry; and

●	changes in the level of consumer discretionary spending for sports logo apparel in view of general economic conditions.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

N8 Concepts, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	June 30,
	2008	2008
	(Unaudited)
Assets

Assets:
Cash	$22,183	$35,000
Accounts receivable	108	—
Total current assets	22,291	35,000

Intangible assets:
Website, less accumulated amortization
of $1,408 (unaudited) and $1,013, respectively	3,327	3,722
Trademark	2,650	2,400
Deferred costs	7,057	7,057
Deposit	250	250

Total assets	$35,575	$48,429

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,117	$4,297
Indebtedness to related party (Note 2)	330	956
Total current liabilities	5,447	5,253

Shareholders’ equity (Note 4):
Common stock, $.001 par value; 100,000,000 shares authorized,
6,500,000 (unaudited) and 6,500,000 shares issued and
outstanding, respectively	6,500	6,500
Additional paid-in capital	99,400	99,400
Deficit accumulated during development stage	(75,772)	(62,724)

Total shareholders’ equity	30,128	43,176

	$35,575	$48,429

  See accompanying notes to condensed financial statements

N8 Concepts, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			March 21,
			2007
	For The Three		(Inception)
	Months Ended		Through
	September 30,		September 30,
	2008	2007	2008

Sales	$223	$2,127	$7,804
Cost of goods sold	18	1,914	10,642
Gross profit	205	213	(2,838)

Operating expenses:
Selling, general and administrative expenses	13,253	9,841	72,040
Contributed rent (Note 2)	-	900	900

Operating loss	(13,048)	(10,528)	(75,778)

Other income:
Interest income	—	2	6

Loss before income taxes	(13,048)	(10,526)	(75,772)

Provision for income taxes (Note 5)	—	—	—

Net loss	$(13,048)	$(10,526)	$(75,772)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	6,500,000	5,500,000

  See accompanying notes to condensed financial statements

N8 Concepts, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			March 21,
			2007
	For The Three		(Inception)
	Months Ended		Through
	September 30,		September 30,
	2008	2007	2008

Cash flows from operating activities:
Net income/loss	$(13,048)	$(9,003)	$(75,772)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	395	324	1,408
Contributed rent	—	—	900
Changes in operating assets and liabilities:
Receivables	(108)	129	(108)
Other assets	—	—	(250)
Accounts payable and accrued liabilities	820	—	5,117
Indebtedness to related party	(626)	—	330
Net cash used in
operating activities	(12,567)	(8,550)	(68,375)

Cash flows from investing activities:
Payments for website development	—	—	(4,735)
Payments for trademark	(250)	(2,500)	(2,650)
Payments for deferred costs	—	—	(7,057)
Net cash used in
investing activities	(250)	(2,500)	(14,442)

Cash flows from financing activities:
Proceeds from sale of common stock	—	2,500	105,000
Net cash provided by
financing activities	—	2,500	105,000

Net change in cash and
cash equivalents	(12,817)	(8,550)	22,183

Cash and cash equivalents:
Beginning of period	35,000	10,864	—

End of period	$22,183	$2,314	$22,183

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to condensed financial statements

N8 CONCEPTS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

(1)  Basis of Presentation

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended June 30, 2008 as filed in its Form 10-K and should be read in conjunction with the notes thereto.  The Company is in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7.

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments), which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year.

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

Commencing July 1, 2007, the Company began paying its president for the use of the office space at a rate of $300 per month.  All rent has been paid through September 30, 2008.

During the year ended June 30, 2008, the president paid certain selling, general and administrative expenses on behalf of the Company.  As of September 30, 2008, the Company owes the president $330, which is included in the accompanying financial statements as indebtedness to related party.

During March 2007, the Company sold 5,000,000 shares of its restricted common stock to its two officers for $5,000 ($.001/share).

(3)  Note Payable

On October 1, 2007, an investor loaned the Company $10,000 in exchange for a promissory note.  The note carried no interest rate and matured on March 1, 2008.  The Company repaid the entire note during February 2008.

N8 CONCEPTS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

(4)      Shareholders’ Equity

During February, March and April 2008, the Company sold 1,000,000 shares of its common stock at a price of $.075 per share for total proceeds of $75,000.  The offering was made pursuant to the Company’s SB-2 registration statement that became effective in February 2008.  All sales were conducted through the Company’s officers and directors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Preliminary Note

The Company completed its first fiscal year on June 30, 2008 and thus the period ending September 30, 2008 is our first reporting period for the most current fiscal year ending June 30, 2009.

Three Months Ended September 30, 2008

Results of Operations

Net sales

      Sales for the three months ended September 30, 2008 were $223 compared with $2,127 over prior year's quarter.  Revenue consisted of ancillary sales of our Never Lay Up® and Red Numbers™ brands. Sales for the period were off dramatically year over year due in large part to the Company’s continued efforts to switch its focus from a retail to a wholesale business model. The recent significant downturn in the economy has also certainly hurt sales as the Company’s products are discretionary purchases. However, management believes that the main reasons for the decline are related to its new wholesale model and the time its takes to implement that strategy. Our goal is the have the operational aspects of that model in place by the spring buying season.

Cost of Goods Sold

Costs of Goods Sold for the three months ended September 30, 2008 were $18. The Company’s COGS as a percentage of sales were in line with prior periods.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the three months ended September 30, 2008 were $13,253. The Company’s SG&A expenses for the period were in line with the prior year's quarter number of $9,841. The difference was primarily due to some additional promotional product costs that the company is using to seed its potential wholesale marketing strategy. Obviously, the Company has limited resources remaining to continue with such a burn rate as we have been experiencing.

Liquidity and Capital Resources

On September 30, 2008, we had $22,183 cash on hand.  There are no known major capital expenses that the Company is either unaware of or has not already allocated for.  The only potential that the company could foresee at this point would be some form of trademark dispute similar to the one the Company recently settled with Callaway Golf Company. That dispute ended without litigation and somewhat positively but still resulted in a cost of roughly $8,000 to the Company.

Since the Company is relatively new, just over eighteen (18) months since inception, it is hard to determine the various economic impacts of its operations. We are aware that we must begin to move quickly into our next phase of growth in order to sustain our operations. The Company’s long term vision and plan is to promote a licensing strategy for its brands which requires it to generate enough “street” credibility for the marks so as to give the Company the economic power to negotiate independent licensing arrangements with companies with much more manufacturing, marketing and distribution resources than the Company has currently

Should the Company not be successful in its next step of establishing some wholesale to retail presence in the marketplace, it will become increasingly difficult to establish the necessary economic power to negotiate such licensing arrangements ..

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

Off-Balance Sheet Arrangements

None Applicable

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      At this time, the Company is unaware of any legal proceedings to which it is a potential party.
.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended September 30, 2008.

We did not repurchase any of our securities during the three months ended September 30, 2008.

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

Registrant: N8 Concepts, Inc.

November 12, 2008	By:	/s/ James H. Watson, Jr.
James H. Watson, Jr. , Principal Executive Officer and Principal Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.