Form 10-Q
period 2008-12-31
N8 CONCEPTS, INC.
filed 2009-01-28
CIK 1409885

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]     No [  ]

The number of shares of common stock outstanding as of December 31, 2008 was 6,500,000.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

N8 Concepts, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	June 30,
	2008	2008
	(Unaudited)
Assets
Assets:
Cash	$9,013	$35,000
Total current assets	9,013	35,000

Intangible assets:
Website, less accumulated amortization
of $1,802 (unaudited) and $1,013, respectively	2,933	3,722
Trademark	3,300	2,400
Deferred costs	7,057	7,057
Deposit	250	250

Total assets	$22,553	$48,429

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$38	$4,297
Indebtedness to related party (Note 2)	707	956
Total current liabilities	745	5,253

Shareholders’ equity (Note 4):
Common stock, $.001 par value; 100,000,000 shares authorized,
6,500,000 (unaudited) and 6,500,000 shares issued and
outstanding, respectively	6,500	6,500
Additional paid-in capital	99,400	99,400
Deficit accumulated during development stage	(84,092)	(62,724)

Total shareholders’ equity	21,808	43,176

	$22,553	$48,429

See accompanying notes to condensed financial statements

N8 Concepts, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					March 21,
					2007
					(Inception)
	For The Three Months Ended		For The Six Months Ended		Through
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008

Sales	$360	$2,127	$583	$4,254	$8,164
Cost of goods sold	339	1,915	357	3,829	10,981
Gross profit	21	212	226	425	(2,817)

Operating expenses:
Selling, general and administrative expenses	8,341	9,842	21,594	19,683	80,381
Contributed rent (Note 2)	-	900	-	1,800	900

Operating loss	(8,320)	(10,530)	(21,368)	(21,058)	(84,098)

Other income:
Interest income	—	2	—	4	6

Loss before income taxes	(8,320)	(10,528)	(21,368)	(21,054)	(84,092)

Provision for income taxes (Note 5)	—	—	—	—	—

Net loss	$(8,320)	$(10,528)	$(21,368)	$(21,054)	$(84,092)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	6,500,000	5,500,000	6,500,000	5,500,000

See accompanying notes to condensed financial statements

N8 Concepts, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 21,
			2007
			(Inception)
	For The Six Months Ended		Through
	December 31,		December 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(21,368)	$(21,054)	$(84,092)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	789	324	1,802
Contributed rent	—	1,800	900
Changes in operating assets and liabilities:
Receivables	—	46	—
Other assets	—	50	(250)
Accounts payable and accrued liabilities	(4,259)	2,051	38
Indebtedness to related party	(249)	—	707
Net cash used in
operating activities	(25,087)	(16,783)	(80,895)

Cash flows from investing activities:
Payments for website development	—	—	(4,735)
Payments for trademark	(900)	(3,800)	(3,300)
Payments for deferred costs	—	—	(7,057)
Net cash used in
investing activities	(900)	(3,800)	(15,092)

Cash flows from financing activities:
Proceeds from issuance of debt	—	10,000	—
Proceeds from sale of common stock	—	2,500	105,000
Net cash provided by
financing activities	—	12,500	105,000

Net change in cash and
cash equivalents	(25,987)	(8,083)	9,013

Cash and cash equivalents:
Beginning of period	35,000	10,864	—

End of period	$9,013	$2,781	$9,013

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments), which are necessary to provide a fair presentation of operating results for the interim periods presented.  Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted.  The results of operations presented for the three and six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the year.

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

Commencing July 1, 2007, the Company began paying its president for the use of the office space at a rate of $300 per month.  All rent has been paid through December 31, 2008.

During the six months ended December 31, 2008, the president paid certain selling, general and administrative expenses on behalf of the Company.  As of December 31, 2008, the Company owes the president $707, which is included in the accompanying financial statements as indebtedness to related party.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended December 31, 2008

Results of Operations

Net sales

Sales for the three months ended December 31, 2008 were $360 compared with $2,127 year over year.  Sales for the period were off dramatically year over year due in large part to the deteriorating economy and consumers' views toward discretionary spending.  Management believes that the declines are beginning to run deeper due to the economy and now holds some reservations about the potential effectiveness of its wholesale model in the near future.

Cost of Goods Sold

Costs of Goods Sold for the three months ended December 31, 2008 were $339. The company’s COGS as a percentage of sales were in line with prior periods.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the three months ended December 31, 2008 were $8,341. The Company’s SG&A expenses for the period were in line with the year over year number of $9,842.  The difference continues to primarily be due to promotional product costs that the company is using to seed its wholesale marketing strategy.

Liquidity and Capital Resources

On December 31, 2008, we had $9,013 cash on hand.  There are no known major capital expenses that the Company is either aware of or has not already allocated for.  However, the Company must begin to generate more significant sales over the next Quarter to sustain its operations. The only major capital expenditure that we could foresee in the near future would be some form of trademark dispute similar to the one the Company settled in early 2008 with Callaway Golf Company. That dispute ended without litigation and somewhat positively but still resulted in a cost of roughly $8,000 to the Company. Obviously, the Company has limited resources remaining to continue with the current burn rate and might have to potentially seek other funding alternatives over the next six months.

We are aware that we must begin to move quickly into our next phase of growth in order to sustain our operations. The Company’s long term vision and plan is to promote a licensing strategy for its brands which requires it to generate enough “street” credibility for the marks so as to give the Company the economic power to negotiate independent licensing arrangements with companies with much more manufacturing, marketing and distribution resources than the Company has.

Should the Company not be successful in its next step of establishing some wholesale to retail presence in the marketplace, it will become increasingly difficult to establish the necessary economic power to negotiate such licensing arrangements.

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
.
Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended December 31, 2008.

We did not repurchase any of our securities during the three months ended December 31, 2008.

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

Registrant: N8 Concepts, Inc.

Date: January 28, 2009	By:	/s/ James H. Watson, Jr.
James H. Watson, Jr. , Principal Executive Officer and Principal Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.