Form 10-Q
period 2009-03-31
N8 CONCEPTS, INC.
filed 2009-05-15
CIK 1409885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
COMMISSION FILE NUMBER:	333-145659

N8 CONCEPTS, INC. (Exact name of small business issuer as specified in its charter)

Colorado	20-8677788

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1869 W. Littleton Blvd. Littleton, Colorado 80120 (Address of principal executive offices) (303) 738-8994 (Registrants telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No
The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2009: 6,500,000 shares of common stock

N8 CONCEPTS, INC. (A COMPANY IN THE DEVELOPMENT STAGE) Contents

		Page
		Number
PART I	FINANCIAL INFORMATION
Item 1	Condensed Financial Statements
	March 31, 2009
	Balance Sheet	3
	Statement of Operations	4
	Statement of Cash Flows	5
	Notes to the Interim Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4T	Controls and Procedures	10
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	11
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3	Defaults Upon Senior Securities	11
Item 4	Submission of Matters to a Vote of Security Holders	11
Item 5	Other Information	11
Item 6	Exhibits	11
SIGNATURES		12

N8 CONCEPTS, INC. (A DEVELOPMENT STAGE COMPANY) Condensed Balance Sheets March 31, 2009
	March 31,	June 30,
	2009	2008

	(Unaudited)
Assets
Current assets:
Cash	$2,413	$35,000

Total current assets	2,413	35,000
Intangible assets:
Website, less accumulated amortization of $2,197(unaudited)
and $1,013, respectively	2,538	3,722
Trademark	3,528	2,400
Deferred costs	7,057	7,057
Deposit	-	250

Total assets	$15,536	$48,429

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$-	$4,297
Indebtedness to related party (Note 2)	283	956

Total current liabilities	283	5,253

Stockholders' equity (Note 4):
Authorized common stock, 100,000,000 shares, $.001 par value;
Issued and outstanding:
6,500,000 shares at March 31, 2009 (unaudited), and
6,500,000 shares at June 30, 2008	6,500	6,500
Additional paid-in capital	99,400	99,400
Deficit accumulated during development stage	(90,647)	(62,724)

Total shareholders' equity	15,253	43,176

Total liabilities and shareholders’ equity	$15,536	$48,429

(See accompanying notes to condensed financial statements)

N8 CONCEPTS, INC. (A DEVELOPMENT STAGE COMPANY) Condensed Statements of Operations (Unaudited)
					Cumulative
					amounts from
					date of incorporation
					(March 21, 2007)
	Three month period ended		Nine Month Period Ended		Through
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009

Sales	$ 126	$534	$709	$4,788	$8,290
Cost of goods sold	62	2,137	419	5,966	11,043

Gross profit	64	(1,603)	290	(1,178)	(2,753)

Operating expense:
Selling, general and administrative expenses	6,619	8,525	28,213	28,208	87,000
Contributed rent (Note 2)	-	900	-	2,700	90

Operating loss	(6,555)	(11,028)	(27,923)	(32,075)	(90,653)

Other income:
Interest income	-	7	-	11	6

Loss before income taxes	(6,555)	(11,021)	(27,923)	(32,075)	(90,647)

Provision for income taxes (Note 5)	-	-	-	-	-

Net loss	$ (6,555)	$(11,021)	$(27,923)	$(32,075)	$(90,647)

Basic and diluted net loss per share	$ (0.00)	$(0.001)	$(0.00)	$(0.01)

Weighted average common shares outstanding	6,500,000	5,784,167	6,500,00	5,537,889

(See accompanying notes to condensed financial statements)

N8 CONCEPTS, INC. (A DEVELOPMENT STAGE COMPANY) Condensed Statements of Cash Flows (Unaudited)
			Cumulative
			amounts from
			date of incorporation
			(March 21, 2007)
	Nine Month Period Ended		Through
	March 31,		March 31,
	2009	2008	2009

Net cash used in operating activities	$ (31,459)	$(22,239)	$(87,267)

Cash flows from investing activities:
Payments for website development	-	(750)	(4,735)
Payments for trademark	(1,128)	(7,250)	(3,528)
Payments for deferred costs	-	-	(7,057)

Net cash used in investing activities	(1,128)	(8,000)	(15,320)

Cash flows from financing activities:
Proceeds from issuance of debt	-	10,000	-
Repayment of debt	-	(10,000)	-
Proceeds from sale of common stock	-	63,625	105,000

Net cash provided by financing activities	-	63,625	105,000

Net change in cash and cash equivalents	(32,587)	33,386	2,431
Cash and cash equivalents:
Beginning of period	35,000	10,864	-

End of period	$ 2,413	$44,250	$2,431

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-

Interest	$-	$-	$-

(See accompanying notes to condensed financial statements) 5

N8 CONCEPTS, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS
1.	Basis of presentation

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

In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments), which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three and nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

2.	Related Party Transactions

The Company’s president contributed office space to the Company from inception through June 30, 2007. The office space was valued at $300 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Commencing July 1, 2007, the Company began paying its president for the use of the office space at a rate of $300 per month. All rent has been paid through March 31, 2009.

During the nine months ended March 31, 2009, the president paid certain selling, general and administrative expenses on behalf of the Company. As of December 31, 2008, the Company owes the president $283, which is included in the accompanying financial statements as Indebtedness to related party.

During March 2007, the Company sold 5,000,000 shares of its restricted common stock to its two officers for $5,000 ($.001/share).

3.	Note Payable

On October 1, 2007, an investor loaned the Company $10,000 in exchange for a promissory note. The note carried no interest rate and matured on March 1, 2008. The Company repaid the entire note during February 2008.

4.	Shareholders’ Equity

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

5.	Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

N8 CONCEPTS, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO CONDENSED FINANCIAL STATEMENTS
6.	Letter of Intent

On March 20, 2009, the Company entered into a Letter of Intent ("LOI") with SC BluWood, Inc. (“SC Bluwood”) a California company, whereby the Company would acquire SC Bluwood. SC Bluwood is a developer of building products and a builder program utilizing these products. Under the terms of the LOI, the Company will acquire 100% of SC Bluwood's issued and outstanding stock in exchange for 50,000,000 shares of the Company’s common stock. Upon completion of the Acquisition, SC Bluwood will become a wholly owned subsidiary of the Company. In addition, the former shareholders of SC Bluwood would own approximately 88.5% of the Company’s issued and outstanding common shares, resulting in a change of control.

Additional terms under the LOI include:

The parties shall negotiate in good faith a bonus package for SC Bluwood’s officers, directors and key employees. This Bonus Package shall be in accordance with industry standards.

Each manager of SC Bluwood shall receive a monthly salary comparative to other executives in the same capacity.

SC Bluwood shall be provided sufficient operating capital to achieve certain milestones as per a pre-approved budget. Budget and milestones must be mutually agreed upon prior to the acquisition.

The Company will have provided to SC Bluwood the sum of $100,000.

This LOI shall constitute an enforceable agreement between the Company and SC Bluwood, and shall serve as the Agreement until such time as the Definitive Agreement may be prepared, however, no longer than 60 days from the signing date. The Company and SC Bluwood have agreed to use their respective best efforts to negotiate a mutually acceptable Definitive Agreement and to consummate the acquisition.

7.	Subsequent event

Effective April 23, 2009, the Company’s Board of Directors accepted the resignation of James H. Watson, Jr. as President of N8 Concepts, Inc. and appointed Steve Conboy as the Company’s President. Mr. Watson continues as Chairman of the Board of Directors. Mr. Watson’s resignation was not related to any disagreement on any matter relating to the Company’s operations, policies or practices.

Effective April 23, 2009, the Company’s Board of Directors appointed Steve Conboy as a member of the Board of Directors. Mr. Conboy shall serve until the next annual meeting of the stockholders.

The appointment of Mr. Conboy as the Company’s new president and member of the Board of Directors is related to the Company’s intention to acquire SC BluWood pursuant to the Letter of Intent discussed above. Mr. Conboy is the President and CEO of SC BluWood.

N8 CONCEPTS, INC. (A DEVELOPMENT STAGE COMPANY)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Summary of Operations

N8 Concepts, Inc. (“N8 Concepts”) was formed as a Colorado corporation on March 21, 2007 with principal offices located in Littleton, Colorado. N8 Concepts’ primary focus was to develop lines of merchandise centered on the company’s proprietary logos. The company’s main source of marketing and distribution had been through word of mouth and the Internet. The company was to focus on developing a line of primarily athletic and casual apparel and accessories. We intended to further develop those brands through licensing relationships with larger more established apparel and equipment companies.

We have not yet been able to secure any licensing relationships with any apparel or equipment companies. We have experiences declining sales and difficulty securing additional funding to develop our own sales and marketing efforts for our products.

We recently identified a new business opportunity and on March 20, 2009, the Company entered into a Letter of Intent ("LOI") with SC BluWood, Inc. (“SC Bluwood”) a California company, whereby the Company would acquire SC Bluwood. SC Bluwood is a developer of building products and a builder program utilizing these products. Upon completion of the Acquisition, SC Bluwood will become a wholly owned subsidiary of the Company.

Effective April 23, 2009, N8 Concepts, Inc. has accepted the resignation of James H. Watson, Jr. as President of N8 Concepts, Inc. and has appointed Steve Conboy as President. Mr. Watson continues as Chairman of the Board of Directors. Effective April 23, 2009, N8 Concepts, Inc. also has appointed Steve Conboy as a member of the Board of Directors. Mr. Conboy is the President and CEO of SC BluWood, Inc.

N8 CONCEPTS, INC. (A DEVELOPMENT STAGE COMPANY)

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2009

The Company reports a net loss of $6,555 for the three-months ended March 31, 2009 versus a net loss of $11,021 for the three-month period ending March 31, 2008. The net loss for the three-month period ended March 31, 2009 is primarily comprised of general and administrative expenses of $6,619, offset by gross profits from sales of $64. The net loss for the three-month period ended March 31, 2008 is comprised of general and administrative expenses of $8,525; contributed rent of $900; and sales losses of $1,603.

Results of Operations for the Nine-Months Ended March 31, 2009

The Company reports a net loss of $27,923 for the nine-months ended March 31, 2009 versus a net loss of $32,075 for the nine-month period ending March 31, 2008. The net loss for the nine-month period ended March 31, 2009 is primarily comprised of general and administrative expenses.

The net loss for the nine month period ended March 31, 2008 is comprised of general and administrative expenses, contributed rent, and a loss from sales of $1,178.

Net sales

Sales for the three months ended March 31, 2009 were $126 compared with $534 for the prior year period. Sales for the period were off from the prior year period but only reflect a few product sales. Until our products are more actively marketed or licensed for distribution by a larger manufacturer our sales will continue to be nominal based on word of mouth and internet site visits.

Cost of Goods Sold

Costs of Goods Sold for the three months ended March 31, 2009 were $62. The company’s COGS as a percentage of sales were in line with prior periods and will vary based on product ordered.

Selling, General, and Administrative Expenses

Selling, General, and Administrative Expenses for the three months ended March 31, 2009 were $6,619. The Company’s SG&A expenses for the period were in line with the prior year period of $8,525. The difference continues to primarily be due to promotional product costs that the company was using to seed its wholesale marketing strategy.

Liquidity and Capital Resources

During the nine-month period ending March 31, 2009 the Company’s cash position decreased by $32,587. Cash used in operating activities totaled $31,459; cash used in investing activities was $1,128; and, no cash was provided by or used in financing activities.

During the nine-month period ending March 31, 2008 the Company’s cash position increased by $33,386. Cash used in operating activities totaled $22,239; cash used in investing activities was $8,000; and cash provided by financing activities for the period was $63,625.

On March 31, 2009, we had $2,413 cash on hand. There are no known major capital expenses that the Company is either aware of or has not already allocated for. However, the Company must begin to generate more significant sales over the next quarter to sustain its operations. The only major capital expenditure that we could foresee in the near future would be some form of trademark dispute similar to the one the Company settled in early 2008 with Callaway Golf Company. That dispute ended without litigation and somewhat positively but still resulted in a cost of roughly $8,000 to the Company.

The Company has limited resources remaining to continue operations and might have to potentially seek other funding alternatives over the next six months.

We cannot be certain that our business strategy will be successful or that we will successfully address the challenges, risks, and uncertainties we encounter. For a further list and description of various risks, relevant factors, and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” section contained in the prospectus prepared in connection with our initial public offering and other filings with the SEC.

N8 CONCEPTS, INC. (A DEVELOPMENT STAGE COMPANY)

Off-Balance Sheet Arrangements

None Applicable

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

N8 CONCEPTS, INC. (A DEVELOPMENT STAGE COMPANY)

Part II OTHER INFORMATION

Item 1 Legal Proceedings

None, for the period ending March 31, 2009. At this time, the Company is unaware of any legal proceedings to which it is a potential party.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
None, for the period ending March 31, 2009
Item 3	Defaults Upon Senior Securities
None, for the period ending March 31, 2009
Item 4	Submission of Matters to a Vote of Security Holders
None, for the period ending March 31, 2009

Item 5 Other Information

Effective March 15, 2009, N8 Concepts, Inc. (N8) has accepted the resignation of Kenneth P. Relyea as Vice President of Sales/Marketing and Director of N8. Mr. Relyea’s resignation was not related to any disagreement on any matter relating to the Company’s operations, policies or practices.

Item 6 Exhibits and Reports

Exhibits

N8 Concepts, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, exhibit 3.1.1 filed with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.

3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.

10.1	Binding Letter of Intent – Between N8 Concepts, Inc., and SC BluWood, Inc., March 20, 2009, filed as exhibit 10.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on April 27, 2009.

N8 Concepts, Inc. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

N8 CONCEPTS, INC. (A DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

N8 Concepts, Inc.

Date: May 14, 2009	By: /s/ Steve Conboy, President

Steve Conboy, President
Principal Executive Officer
Principal Financial Officer