Form 10-Q/A
period 2009-03-31
N8 CONCEPTS, INC.
filed 2009-09-25
CIK 1409885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q AMENDMENT 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No
The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2009: 65,000,000 shares of common stock

N8 CONCEPTS, INC. (A COMPANY IN THE DEVELOPMENT STAGE) Contents

		Page
		Number
PART I	FINANCIAL INFORMATION
Item 1	Condensed Financial Statements
	March 31, 2009
	Balance Sheet	3
	Statement of Operations	4
	Statement of Changes in Shareholders’ Equity	5
	Statement of Cash Flows	6
	Notes to the Interim Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4T	Controls and Procedures	11
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	12
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3	Defaults Upon Senior Securities	12
Item 4	Submission of Matters to a Vote of Security Holders	12
Item 5	Other Information	12
Item 6	Exhibits	12
SIGNATURES		13

Explanatory Note:

On May 15, 2009, the Registrant filed its Quarterly Report on Form 10-Q for the three month period ended March 31, 2009 (the “Form 10-Q”). The Registrant is filing this Amendment No. 1 to the Form 10-Q (“Amendment No. 1”) solely to reflect that on March 6, 2009, the Company affected a ten-for-one forward split of its common stock. The forward split increased the number of common shares outstanding from 6,500,000 to 65,000,000. The split also resulted in an equity reclassification of $58,500 from Additional paid-in capital to Common stock. All share and per share information has been retroactively adjusted to reflect the forward stock split.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to Amendment No. 1.

Other than as set forth above, Amendment No. 1 does not modify or update any of the other disclosure contained in the Form 10-Q and does not reflect events occurring after the filing of the Form 10-Q on May 15, 2009.

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

Stockholders' equity (Note 4):
Authorized common stock, 100,000,000 shares, $.001 par value;
Issued and outstanding:
65,000,000 shares at March 31, 2009 (unaudited), and
65,000,000 shares at June 30, 2008	65,000	65,000
Additional paid-in capital	40,900	40,900
Deficit accumulated during development stage	(90,647)	(62,724)

Total shareholders' equity	15,253	43,176

Total liabilities and shareholders’ equity	$15,536	$48,429

(See accompanying notes to condensed financial statements)

N8 CONCEPTS, INC. (A DEVELOPMENT STAGE COMPANY) Condensed Statements of Operations (Unaudited)
					Cumulative
					amounts from
					date of incorporation
					(March 21, 2007)
	Three month period ended		Nine Month Period Ended		Through
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009

Sales	$ 126	$534	$709	$4,788	$8,290
Cost of goods sold	62	2,137	419	5,966	11,043

Gross profit	64	(1,603)	290	(1,178)	(2,753)

Operating expense:
Selling, general and administrative expenses	6,619	8,525	28,213	28,208	87,000
Contributed rent (Note 2)	-	900	-	2,700	900

Operating loss	(6,555)	(11,028)	(27,923)	(32,086)	(90,653)

Other income:
Interest income	-	7	-	11	6

Loss before income taxes	(6,555)	(11,021)	(27,923)	(32,075)	(90,647)

Provision for income taxes (Note 5)	-	-	-	-	-

Net loss	$ (6,555)	$(11,021)	$(27,923)	$(32,075)	$(90,647)

Basic and diluted net loss per share	$ (0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	65,000,000	57,841,670	65,000,000	55,378,890

(See accompanying notes to condensed financial statements)

N8 CONCEPTS, INC. (A DEVELOPMENT STAGE COMPANY) Statement of Changes in Shareholders’ Equity (Unaudited)
					Deficit
					Accumulated
				Additional	During
		Common Stock		Paid-In	Development

		Shares	Par Value	Capital	Stage	Total

Balance, March 21, 2007 (inception)		-	$-	$-	$ -	$-

March 2007, common stock sold to officers
($.001/share) (Note 2)	*	50,000,000	50,000	(45,000)	-	5,000
May 2007 through June 2007, common
stock sold in private placement offering
($.05/share)(Note 4)	*	4,500,000	4,500	18,000	-	22,500
Office facilities contributed by an officer
(Note 2)		-	-	900	-	900
Net loss, period ending June 30, 2007		-	-	-	(12,026)	(12,026)

Balance at June 30, 2007	*	54,500,000	54,500	(26,100)	(12,026)	16,374
July 2007, common stock sold in private
placement offering ($.05/share)(Note 4)	*	500,000	500	2,000	-	2,500
February through April 2008, common stock
sold pursuant to SB-2 registered offering
($.075/share)(Note 4)	*	10,000,000	10,000	65,000	-	75,000
Net loss, year ended June 30, 2008		-	-	-	(50,698)	(50,698)

Balance at June 30, 2008	*	65,000,000	65,000	40,900	(62,724)	43,176
Net loss, nine months ended
March 31, 2009 (unaudited)		-	-	-	(27,923)	(27,923)

Balance at March 31, 2009 (unaudited)		65,000,000	$65,000	$40,900	$ (90,647)	$15,253

* Restated due to ten-for-one forward split of common stock (see Note 4)

(See accompanying notes to condensed financial statements)

N8 CONCEPTS, INC. (A DEVELOPMENT STAGE COMPANY) Condensed Statements of Cash Flows (Unaudited)
			Cumulative
			amounts from
			date of incorporation
			(March 21, 2007)
	Nine Month Period Ended		Through
	March 31,		March 31,
	2009	2008	2009

Net cash used in operating activities	$ (31,459)	$(22,239)	$(87,267)

Cash flows from investing activities:
Payments for website development	-	(750)	(4,735)
Payments for trademark	(1,128)	(7,250)	(3,528)
Payments for deferred costs	-	-	(7,057)

Net cash used in investing activities	(1,128)	(8,000)	(15,320)

Cash flows from financing activities:
Proceeds from issuance of debt	-	10,000	-
Repayment of debt	-	(10,000)	-
Proceeds from sale of common stock	-	63,625	105,000

Net cash provided by financing activities	-	63,625	105,000

Net change in cash and cash equivalents	(32,587)	33,386	2,413
Cash and cash equivalents:
Beginning of period	35,000	10,864	-

End of period	$ 2,413	$44,250	$2,413

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-

Interest	$-	$-	$-

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

4. Shareholders’ Equity

In March 2009, the Company affected a ten-for-one forward split of its common stock. The forward split increased the number of common shares outstanding from 6,500,000 to 65,000,000. The split also resulted in an equity reclassification of $58,500 from Additional paid-in capital to Common stock. All share and per share information has been retroactively adjusted to reflect the forward stock split.

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

N8 Concepts, Inc.

Date: September 23, 2009	By: /s/ Steve Conboy, President

Steve Conboy, President
Principal Executive Officer
Principal Financial Officer