Form 10-K
period 2009-06-30
N8 CONCEPTS, INC.
filed 2009-10-13
CIK 1409885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2009
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-145659

ECOBLU PRODUCTS, INC.

(Exact name of small business issuer as specified in its charter)

Colorado	20-8677788

(State of incorporation)	(IRS Employer Identification #)

1869 Littleton Blvd.
Littleton, Colorado 80129

Address of Principal Executive Offices

Registrants telephone number, including area code
______
(303) 738-8994___________

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). [ ] YES [X] NO
Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act. [ ] YES [X] NO
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] YES [ ] NO
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009, was $ 15,600,000.

The number of shares outstanding of the Registrant's common stock as of June 30, 2009 was 65,000,000.

I

EcoBlu Products, Inc.

Table of Contents
Business	3
Properties	5
Legal Proceedings	5
Submission of Matters to a Vote of Security Holders	5
Market for Registrants Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities	6
Management's Discussion and Analysis of Financial Condition and Results of
Operations	7
Financial Statements	10
Changes In and Disagreements with Accountants on Accounting and Financial
Disclosure	23
Controls and Procedures	23
Other Information	24
Directors, Executive Officers and Corporate Governance	25
Executive Compensation	28
Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	29
Principal Accounting Fees and Services	31
Exhibits, Financial Statement Schedules	32
Signatures	33

II

EcoBlu Products, Inc.

Business

EcoBlu Products, Inc, (“EcoBlu”) (formerly, N8 Concepts, Inc. (“N8 Concepts”)) was formed as a Colorado corporation on March 21, 2007 with principal offices located in Littleton, Colorado. N8 Concepts’ primary focus was to develop lines of merchandise centered on the company’s proprietary logos. The company’s main source of marketing and distribution had been through word of mouth and the Internet. The company was to focus on developing a line of primarily athletic and casual apparel and accessories. We intended to further develop those brands through licensing relationships with larger more established apparel and equipment companies. We were not able to secure any licensing relationships with any apparel or equipment companies. We experienced declining sales and difficulty securing additional funding to develop our own sales and marketing efforts for our products.

We are currently a shell company as defined in Rule 12b-2 of the Exchange Act.

We identified a new business opportunity and on March 20, 2009, the Company entered into a Letter of Intent ("LOI") with SC Bluwood, Inc. (“SC Bluwood”) a California company, whereby the Company would acquire SC Bluwood. SC Bluwood is a developer of building products and a builder program utilizing these products. This LOI was subsequently terminated by mutual agreement of the parties; due to issues wholly within SC Bluwood, Inc.

On April 23, 2009, the Company accepted the resignation of James H. Watson, Jr. as President and appointed Steve Conboy as President and a member of the Board of Directors. Mr. Watson continues as Chairman of the Board of Directors. Mr. Conboy is the President and CEO of SC Bluwood, Inc.

On July 28, 2009, a Definitive Merger Agreement (the "Agreement") was signed between the Company, and EcoBlu Products, Inc., a Nevada corporation (“ECOBLU”), concerning the acquisition of ECOBLU. This agreement expired by its terms on September 30, 2009.

On August 14 2009, the Company changed its name from N8 Concepts, Inc. to EcoBlu Products, Inc. in anticipation of the acquisition of ECOBLU due to that name change our symbol for quotation on the OTC.BB was changes from “NECO” to “ECOB”.

The Company was offered to purchase one proprietary machine for the chemical treatment of wood products for a price of $100,000 from SC Bluewood, Inc., a company controlled by our president Steve Conboy. The Company has subsequently formalized this agreement and has secured an option to purchase two additional machines at the same price.

On September 28, 2009, the Company completed a financing where it has sold 1,137,944 common shares for at $0.10 per share for proceeds of $113,794. The sales were made to an overseas investor group and were issued to 29 individuals and entities in the United Kingdom and Ireland. Proceeds were received in escrow. The proceeds were used as a payment on the purchase of a proprietary machine for the chemical treatment of wood products.

On October 7, 2009, The Company(“ECOB”) entered into an Agreement and Plan of Merger with EcoBlu Products, Inc., a Nevada corporation(“ECOBLU”). Additional Parties to the agreement are James H. Watson, Jr., an Individual(“WATSON”). Ken Relyea, an Individual(“RELYEA”), Steve Conboy(“CONBOY”), an Individual and Mark Vuozzo, an Individual(“VUOZZO”) Mr. Watson and Mr. Relyea are beneficial shareholders of ECOB and WATSON is a director of ECOB. CONBOY is a director and President of ECOB; CONBOY and VUOZZO are beneficial shareholders and directors of ECOBLU; CONBOY and VUOZZO are officers of SC Bluewood, Inc., which has agreed to sell a proprietary machine for the chemical treatment of wood products for a price of $100,000 to ECOB. There are no other material relationships between the registrant or its affiliates and any of the parties to the agreement other than in respect to this agreement

EcoBlu Products, Inc.

EcoBlu Products, Inc. (Nevada) was formed on May 20, 2009 as a Nevada corporation. This company currently has agreements authorizing it to sell wood products treated with various proprietary chemicals to inhibit fire, water damage, degradation from certain pest infestation and other effects. This company has leased facilities in Collin County, Texas and San Diego, California. The company intends but has not begun to sell value added chemically treated wood products in various regions of the United States, Canada and Mexico.

Upon completion of the acquisition and subject to the provisions of the Colorado Corporations Code; EcoBlu Products, Inc. (Nevada) will be merged with and into the Company. The Company will be the surviving corporation in the Merger and continued its corporate existence under the laws of the State of Colorado; the separate existence of EcoBlu Products, Inc. (Nevada) will cease. All properties, franchises and rights belonging to the Company and EcoBlu Products, Inc. (Nevada), by virtue of the Merger and without further act or deed, will be vested in the surviving corporation, EcoBlu Products, Inc. Some of the significant terms contained in the Agreement are as follows and the entire agreement is included as an exhibit to this Report on Form 10K: ECOB Assets. Upon completion of the business combination, ECOB’s assets as of July 28, 2009 shall be sold to Mr. James H. Watson, Jr. for the sum of one dollar ($1.00) . These assets shall include the name “N8 Concepts, Inc.” The Parties hereby agree to cooperate in taking the necessary steps to transfer the right, title and interest in the assets of ECOB to Mr. James H. Watson, Jr.

Share Exchange and Merger of ECOBLU. It is hereby agreed that ECOB shall acquire ALL (100%) of the issued and outstanding equity of ECOBLU consisting entirely of 50,000 common shares held by CONBOY and 10,000 common shares held by VUOZZO in a one for one share exchange resulting in the issuance of 60,000 common shares of ECOB common stock. These exchange shares shall bear a restrictive legend. Concurrent with the share exchange the Parties shall take all necessary steps to complete the Merger as indicated in 2.1 of this Agreement.

Mr. James H. Watson, Jr. It is hereby agreed that Mr. Watson’s stock, totaling forty million (40,000,000) common shares shall be purchased by CONBOY and VUOZZO for one hundred twenty-five thousand dollars ($125,000). WATSON hereby agrees to cooperate in taking the necessary steps to transfer all right, title and interest in his shares as designated by CONBOY and VUOZZO.

Mr. Ken Relyea. It is hereby agreed that Mr. Ken Relyea’s stock, totaling ten million (10,000,000) common shares shall be purchased by CONBOY and VUOZZO for thirty-one thousand dollars ($31,000). RELYEA hereby agrees to cooperate in taking the necessary steps to transfer all right, title and interest in his shares as designated by CONBOY and VUOZZO. Reverse Split. It is hereby agreed that neither Party shall agree to a reverse split of the shares of the public company for a period of two (2) years from the Closing.

EcoBlu Products, Inc.

Properties

EcoBlu Products, Inc. has no properties and at this time has no agreements to acquire any properties.

Legal Proceedings

No legal proceedings were initiated or served upon the Company in the fiscal year ending June 30, 2009.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

EcoBlu Products, Inc.

Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

EcoBlu Products, Inc.’s (formerly, N8 Concepts, Inc.) common stock is quoted on the OTC Bulletin Board (OTC/BB) under the symbol “ECOB.OB”. The common stock of N8 Concepts was originally quoted on the OTC/BB under the symbol “NECO.OB” beginning April 22, 2009. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices below have been obtained from sources believed to be reliable:

Period Ending	High	Low	Close

September 30, 2009	$ 0.26	0.23	0.23
August 31, 2009	0.40	0.40	0.40
July 31, 2009	0.64	0.64	0.64
June 30, 2009	1.04	1.00	1.04
May 29, 2009	1.13	1.13	1.13
April 30, 2009	1.25	1.25	1.25

Common stock

EcoBlu Products, Inc. had 66,137,944 common stock shares issued and outstanding as of September 24, 2009. Holders

EcoBlu Products’ shares of outstanding common stock are held by approximately 68 shareholders of record. One of our Directors holds 40,000,000 common shares which represents 60% of the issued and outstanding voting stock. Our outstanding common stock is also held by an undetermined number of holders in street name representing approximately 7,942,500 common shares.

Dividend Policy

EcoBlu Products has never paid a cash dividend on its common stock. The Company does not anticipate paying any cash dividends on its common stock in the next 12 month period. The payment of any dividends is at the discretion of the Board of Directors.

Recent Sales of Unregistered Securities

On September 28, 2009, the Company completed a financing where it has sold 1,137,944 common shares for at $0.10 per share for proceeds of $113,794. The sales were made to an overseas investor group and were issued to 29 individuals and entities in the United Kingdom and Ireland. Proceeds were received in escrow. The proceeds were used as a payment on the purchase of a proprietary machine for the chemical treatment of wood products.

All sales were issued as exempted transactions under Section 4(2) and/or Regulation S of the Securities Act of 1933. They are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our securities took them for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

EcoBlu Products, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements concerning the Company's plans and intentions included herein may constitute forward-looking statements for purposes of the Securities Litigation Reform Act of 1995 for which the Company claims a safe harbor under that Act. There are a number of factors that may affect the future results of the Company, including, but not limited to, (a) the ability of the Company to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) successful development and market acceptance of the Company’s products.

This annual report may contain both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above. Moreover, future revenue and margin trends cannot be reliably predicted.

Financial Condition and Results of Operations

During the fiscal year ending June 30, 2009, the Company had gross profit from sales of $332 and experienced a net loss for the period of $45,619; primarily comprised of selling, general and administrative expenses totaling $45,051.

During the fiscal year ending June 30, 2008, the Company had a gross loss from sales of $1,139 and experienced a net loss for the period of $50,698. Selling, general and administrative expenses totaled $49,563.

Liquidity and Capital Resources

During the fiscal year ending June 30, 2009 net cash used in operating activities totaled $35,890; net cash used in investing activities totaled $653; cash flows from financing activities provided $2,000. The resulting change in cash for the period ending June 30, 2009 was a decrease of $34,543. Cash at the beginning of the period totaled $35,000 resulting in $457 cash at the end of the period ending June 30, 2009.

During the fiscal year ending June 30, 2008 net cash used in operating activities totaled $44,613; net cash used in investing activities totaled $8,751; cash flows from financing activities provided $77,500 as proceeds from the sale of common stock. The resulting change in cash for the period ending June 30, 2008 was an increase of $24,136. Cash at the beginning of the period totaled $10,864 resulting in $35,000 cash at the end of the period ending June 30, 2008.

We are unable to predict the duration, extent or trends related to the current credit and capital markets. We do expect to continue to experience difficulty financing our short term cash requirements as a result of these struggling markets and the U.S. Economy in general. Also, we may not be able to get terms favorable to the company or the existing shareholders if we are able to secure additional financing.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues from business activities, which may take the next few years to realize.

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have predominantly financed cash flow requirements through the issuance of common stock for cash.

Over the next twelve months we believe that existing capital and funds from intended operations will not be sufficient to sustain operations and planned development of those intended operations. Consequently, we will be required to seek additional capital in the future to fund growth through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

EcoBlu Products, Inc.

We may continue to incur operating losses over the next twelve months. Our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Critical Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at June 30, 2009.

Financial Instruments

The Company’s financial instruments consist of cash. At June 30, 2009, the fair value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments.

Plan of Operation

We are currently a shell company as defined in Rule 12b-2 of the Exchange Act.

The Company originally intended to focus on developing a line of athletic and casual apparel and accessories. We intended to further develop those brands through licensing relationships with larger more established apparel and equipment companies. We were not able to secure any licensing relationships with any apparel or equipment companies. We experienced declining sales and difficulty securing additional funding to develop our own sales and marketing efforts for our products.

We have since identified an opportunity to enter the treated lumber products market and have entered into an agreement to acquire EcoBlu Products, Inc. (Nevada) which was formed on May 20, 2009 as a Nevada corporation. This company currently has agreements authorizing it to sell wood products treated with various proprietary chemicals to inhibit fire, water damage, degradation from certain pest infestation and other effects. This company has leased facilities in Collin County, Texas and San Diego, California. The company intends but has not begun to sell value added chemically treated wood products in various regions of the United States, Canada and Mexico.

We have also agreed to purchase one proprietary machine for the chemical treatment of wood products for a price of $100,000 from SC Bluewood, Inc., a company controlled by our president Steve Conboy. The Company has subsequently formalized this agreement and has secured an option to purchase two additional machines at the same price.

When we complete the acquisition of EcoBlu Products, Inc. (Nevada) we will seek additional financing through equity and/or debt financing to develop operations.

EcoBlu Products, Inc.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. As shown in the accompanying financial statements, the Company has incurred a net loss of $108,343 for the period from inception, March 21, 2007 to June 30, 2009, and has generated only minimal revenue since its inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management plans to seek additional financing through the sale of its common stock through private placements. There is no assurance that the Company’s current operations will be profitable or the Company will raise sufficient funds to continue operating. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

EcoBlu Products, Inc.

EcoBlu Products, Inc. (Formerly: N8 Concepts, Inc.) Financial Statements
Contents
Page
Report of Independent Registered Public Accounting Firm	11
Financial Statements
Balance Sheets as of June 30, 2009 and June 30, 2008	12
Statements of Operations for the years ended June 30, 2009 and 2008
and for the period from inception (March 21, 2007) through June 30, 2009	13
Statement of Cash Flows for the years ended June 30, 2009 and 2008
and for the period from inception (March 21, 2007) through June 30, 2009	14
Statement of Changes in Shareholders’ Equity from inception (March 21, 2007)
through June 30, 2009	15
Notes to Financial Statements	16 - 22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders EcoBlu Products, Inc. (formerly N8 Concepts, Inc.):

We have audited the balance sheet of EcoBlu Products, Inc. (formerly N8 Concepts, Inc.) (a development stage company) as of June 30, 2009, and the related statements of operations, changes in shareholders’ equity and cash flows for the years ended June 30, 2009 and 2008, and for the period from March 21, 2007 (inception) through June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoBlu Products, Inc. (formerly N8 Concepts, Inc.) as of June 30, 2009, and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008, and for the period from March 21, 2007 (inception) through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Cordovano and Honeck LLP Englewood, Colorado August 25, 2009

EcoBlu Products, Inc. (A Development Stage Company) BALANCE SHEETS

	June 30,	June 30,
	2009	2008

Assets

Current Assets:
Cash	$457	$35,000

Total current assets	457	35,000

Intangible assets:
Website, less accumulated amortization of
$-0- and $1,013, respectively	-	3,722
Trademark	-	2,400
Deferred costs	-	7,057
Deposit	-	250

Total assets	$457	$48,429

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$-	$4,297
Indebtedness to related party (Note 2)	2,000	956

Total current liabilities	2,000	5,253

Shareholder’s Equity
Common stock, $.001 par value, 100,000,000 shares authorized
65,000,000 common shares issued and outstanding
at June 30, 2009 and at June 30, 2008	65,000	65,000
Additional paid-in capital	41,800	40,900
Deficit accumulated during development stage	(108,343)	(62,724)

Total shareholders’ equity (deficit)	(1,543)	43,176

Total liabilities and shareholders’ equity (deficit)	$457	$48,429

The accompanying notes are an integral part of these financial statements.

EcoBlu Products, Inc. (A Development Stage Company) STATEMENTS OF OPERATIONS

			Cumulative amounts
			From date of
			Incorporation
			(March 21, 2007)
			Through
	Years Ended June 30,		June 30,
	2009	2008	2009

Revenue:
Sales	$ 751	$5,119	$8,332
Cost of goods sold	419	6,258	11,043

Gross profit	332	(1,139)	(2,711)

Operating expenses:
Selling, general and administrative expenses	45,051	49,563	103,838
Contributed rent (Note 2)	900	-	1,800

Operating loss	(45,619)	(50,702)	(108,349)

Other income
Interest income	-	4	6

Loss before income taxes	(45,619)	(50,698)	(108,343)

Provision for income taxes (note 5)	-	-	-

Net loss for the period	$ (45,619)	$(50,698)	$(108,343)

Basic and diluted loss per share	$ (0.00)	$(0.00)

Weighted average number of common shares outstanding	65,000,000	55,378,890

The accompanying notes are an integral part of these financial statements.

EcoBlu Products, Inc. (A Development Stage Company) STATEMENTS OF CASH FLOWS

			Cumulative amounts
			From date of
			Incorporation
			(March 21, 2007)
			Through
	Years Ended June 30,		June 30,
	2009	2008	2009

Cash flows from operating activities
Net loss for the period	$(45,619)	$(50,698)	$(108,343)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,578	1,013	2,591
Loss on impairment of assets	12,254	-	12,254
Contributed rent	900	-	1,800
Changes in operating assets and liabilities:
Receivables	-	410	-
Other assets	250	(200)	-
Accounts payable and accrued liabilities	(4,297)	3,906	-
Indebtedness to related party	(956)	956	-

Net cash used in operating activities	(35,890)	(44,613)	(91,698)

Cash flows from investing activities
Payments for website development	-	(1,500)	(4,735)
Payments for trademark	(653)	(194)	(3,053)
Payments for deferred costs	-	(7,057)	(7,057)

Net cash used in investing activities	(653)	(8,751)	(14,845)

Cash flows from financing activities
Proceeds from Loan Related Party	2,000	-	2,000
Proceeds from sale of common stock	-	77,500	105,000

Net cash provided by financing activities	2,000	77,500	107,000

Net change in cash and cash equivalents	(34,543)	24,136	457

Cash and equivalents, beginning of period	35,000	10,864	-

Cash and equivalents, end of period	$457	$35,000	$457

Supplemental disclosure with respect to cash flows:
Cash paid during the period for:
Interest expense	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EcoBlu Products, Inc. (A Development Stage Company) STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY FROM MARCH 21, 2007 (INCEPTION), TO JUNE 30, 2009

				Deficit
				Accumulated
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Balance, March 21, 2007 (Inception)	-	$-	$-	$-	$-
March 2007, common stock sold to officers
$.05/share) (Note 4)	* 50,000,000	50,000	(45,000)	-	5,000
May 2007 through June 2007
common stock sold in private placement
offering ($.05/share)(Note 4)	* 4,500,000	4,500	18,000	-	22,500
Office facilities contributed by an officer
(Note 2)	-	-	900	-	900
Net loss, year ended June 30, 2007	-	-	-	(12,026)	(12,026)

Balance, June 30, 2007	* 54,500,000	54,500	(26,100)	(12,026)	16,374
July 2007, common stock sold in private
placement offering ($.05/share)(Note 4)	* 500,000	500	2,000	-	2,500
February through April 2008, common stock
sold pursuant to SB-2 registered offering
($.075/share)(Note 4)	* 10,000,000	10,000	65,000	-	75,000
Net loss, year ended June 30, 2008	-	-	-	(50,698)	(50,698)

Balance, June 30, 2008	65,000,000	65,000	40,900	(63,724)	$43,176
Office facilities contributed by director
(Note 2)	-	-	900	-	900
Net loss, year ended June 30, 2009	-	-	-	(45,619)	(45,619)

Balance, June 30, 2009	65,000,000	$65,000	$41,800	$(108,343)	$(1,543)

* Restated following ten-for-one split of common stock (see Note 4)

The accompanying notes are an integral part of these financial statements.

EcoBlu Products, Inc. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS June 30, 2009 and 2008

Note 1 – Summary of Significant Accounting Policies

Organization and Basis of Presentation

EcoBlu Products, Inc. (formerly N8 Concepts, Inc.) (the “Company”) was incorporated in the state of Colorado on March 21, 2007. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7. While the Company is in the development stage, it has commenced its initial operations. The Company has registered the logos Never Lay Up and Police The Crease with the intention of establishing a strategic plan to introduce and promote the logos on a line of apparel for wholesale, retail and online distribution.

On October 7, 2009, the Company entered into an Agreement and Plan of Merger with EcoBlu Products, Inc. (Nevada) (“EcoBlu Nevada”) (see Note 6).

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at June 30, 2009.

Financial Instruments

The Company’s financial instruments consist of cash. At June 30, 2009, the fair value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments.

Accounts Receivable

Accounts receivable consists of amounts due from customer sales. The Company considers accounts more than 30 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company had no accounts receivable balance at June 30, 2009

EcoBlu Products, Inc. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (continuation) June 30, 2009 and 2008

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of any long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell. The Company recorded impairment losses totaling $12,254 during the year ended June 30, 2009 (see Note 6).

Loss per Common Share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At June 30, 2009, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

The Company has adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. As a result of the implementation of FIN 48, the Company had no changes in the carrying value of its tax assets or liabilities for any unrecognized tax benefits.

EcoBlu Products, Inc. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (continuation) June 30, 2009 and 2008

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its financial statement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS No. 167 is effective for the Company beginning in the first quarter of fiscal 2011. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 167 on its financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 140”), an amendment of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company does not anticipate that the adoption of this statement will have a material impact on its financial statement.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 was effective for the Company beginning in the fourth quarter of fiscal 2009 and was required to be applied prospectively. The adoption of SFAS 165 had no material effect on its financial statements.

EcoBlu Products, Inc. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (continuation) June 30, 2009 and 2008

Note 2 – Related Party Transactions

Rent

The Company’s president contributed office space to the Company from inception through June 30, 2007. The office space was valued at $300 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

For the period from July 1, 2007 through March 31, 2009, the Company paid its president for the use of the office space at a rate of $300 per month. No balance is owed to the president as of June 30, 2009.

The Company’s Board Chair contributed office space to the Company from April 1, 2009 through June 30, 2009. The office space was valued at $300 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Indebtedness to Related Party

For the period from July 1, 2007 through March 31, 2009, the Company paid its president for the use of the office space at a rate of $300 per month. As of June 30, 2008 the Company paid the president $2,700. A balance of $900 was owed to the president as of June 30, 2008 and is included in the accompanying financial statements as indebtedness to related party. No balance is owed to the president as of June 30, 2009.

During the year ended June 30, 2008, the president paid certain selling, general and administrative expenses on behalf of the Company. As of June 30, 2008, the Company owed the president $56, which is included in the accompanying financial statements as indebtedness to related party. No balance is owed to the president as of June 30, 2009.

During June 2009, the Company received $2,000 from a Shareholder of the Company to pay company expenses. The loan is due on demand and is non interest bearing.

Common Stock

During March 2007, the Company sold 50,000,000 (post-split) shares of its restricted common stock to its two officers for $5,000 ($.0001/share).

Note 3 -Shareholders’ Equity

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

During February, March and April 2008, the Company sold 10,000,000 shares (post-split) of its common stock at a price of $.0075 per share for total proceeds of $75,000. The offering was made pursuant to the Company’s SB-2 registration statement that became effective in February 2008. All sales were conducted through the Company’s officers and directors.

During the period from May through July 2007, the Company offered for sale 5,000,000 shares (post-split) of its common stock at a price of $0.005 per share. The Company sold all 5,000,000 shares (post-split) for gross proceeds of $25,000. The offering was made in reliance on an exemption from registration of a trade in the United States under Sections 4(2) and 4(6) of Regulation D of the United States Securities Act of 1933, as amended. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company’s officers and director.

EcoBlu Products, Inc. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (continuation) June 30, 2009 and 2008

Note 4 – Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	June 30,	June 30,
	2009	2008

U.S. statutory federal rate	15.00%	15.00%
State income tax rate, net of federal benefit	3.94%	3.94%
Contributed rent	-0.38%	0.00%
Net operating loss for which no tax benefit is available	-18.56%	-18.94%

	0.00%	0.00%

At June 30, 2009, deferred tax assets consisted of a net tax asset of $20,175, due to operating loss carryforwards of $106,543, which was fully allowed for in the valuation allowance of $20,175. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended June 30, 2009 and 2008 totaled $8,468 and $9,600, respectively. The current tax benefit for the years ended June 30, 2009 and 2008 also totaled $8,468 and $9,600, respectively. The net operating loss carryforward expires through the year 2029.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Note 5 – Corporate Events

Effective April 23, 2009, the Company’s Board of Directors accepted the resignation of James H. Watson, Jr. as President of N8 Concepts, Inc. and appointed Steve Conboy as the Company’s President. Mr. Watson continues as Chairman of the Board of Directors. Mr. Watson’s resignation was not related to any disagreement on any matter relating to the Company’s operations, policies or practices.

Effective April 23, 2009, the Company’s Board of Directors appointed Steve Conboy as a member of the Board of Directors. The appointment of Mr. Conboy as the Company’s new president and member of the Board of Directors was related to the Company’s intention to acquire SC BluWood, Inc. (“SC Bluwood”) pursuant to a Letter of Intent discussed in Note 6. Mr. Conboy is the President and CEO of SC BluWood.

EcoBlu Products, Inc. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (continuation) June 30, 2009 and 2008

Note 6 – Subsequent Events

On March 20, 2009, the Company entered into a Letter of Intent ("LOI") with SC Bluwood, Inc. (“SC Bluwood”) a California company, whereby the Company would acquire SC Bluwood. SC Bluwood is a developer of building products and a builder program utilizing these products. This LOI was subsequently terminated by mutual agreement of the parties; due to issues wholly within SC Bluwood, Inc.

On April 23, 2009, the Company accepted the resignation of James H. Watson, Jr. as President and appointed Steve Conboy as President and a member of the Board of Directors. Mr. Watson continues as Chairman of the Board of Directors. Mr. Conboy is the President and CEO of SC Bluwood, Inc.

On July 28, 2009, a Definitive Merger Agreement (the "Agreement") was signed between the Company, and EcoBlu Products, Inc., a Nevada corporation (“ECOBLU”), concerning the acquisition of ECOBLU. This agreement expired by its terms on September 30, 2009.

On August 14 2009, the Company changed its name from N8 Concepts, Inc. to EcoBlu Products, Inc. in anticipation of the acquisition of ECOBLU due to that name change our symbol for quotation on the OTC.BB was changes from “NECO” to “ECOB”.

The Company was offered to purchase one proprietary machine for the chemical treatment of wood products for a price of $100,000 from SC Bluewood, Inc., a company controlled by our president Steve Conboy. The Company has subsequently formalized this agreement and has secured an option to purchase two additional machines at the same price.

On September 28, 2009, the Company completed a financing where it has sold 1,137,944 common shares for at $0.10 per share for proceeds of $113,794. The sales were made to an overseas investor group and were issued to 29 individuals and entities in the United Kingdom and Ireland. Proceeds were received in escrow. The proceeds were used as a payment on the purchase of a proprietary machine for the chemical treatment of wood products.

On October 7, 2009, The Company(“ECOB”) entered into an Agreement and Plan of Merger with EcoBlu Products, Inc., a Nevada corporation(“ECOBLU”). Additional Parties to the agreement are James H. Watson, Jr., an Individual(“WATSON”). Ken Relyea, an Individual(“RELYEA”), Steve Conboy(“CONBOY”), an Individual and Mark Vuozzo, an Individual(“VUOZZO”) Mr. Watson and Mr. Relyea are beneficial shareholders of ECOB and WATSON is a director of ECOB. CONBOY is a director and President of ECOB; CONBOY and VUOZZO are beneficial shareholders and directors of ECOBLU; CONBOY and VUOZZO are officers of SC Bluewood, Inc., which has agreed to sell a proprietary machine for the chemical treatment of wood products for a price of $100,000 to ECOB. There are no other material relationships between the registrant or its affiliates and any of the parties to the agreement other than in respect to this agreement.

EcoBlu Products, Inc. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (continuation) June 30, 2009 and 2008

EcoBlu Products, Inc. (Nevada) was formed on May 20, 2009 as a Nevada corporation. This company currently has agreements authorizing it to sell wood products treated with various proprietary chemicals to inhibit fire, water damage, degradation from certain pest infestation and other effects. This company has leased facilities in Collin County, Texas and San Diego, California. The company intends but has not begun to sell value added chemically treated wood products in various regions of the United States, Canada and Mexico.

Upon completion of the acquisition and subject to the provisions of the Colorado Corporations Code; EcoBlu Products, Inc. (Nevada) will be merged with and into the Company. The Company will be the surviving corporation in the Merger and continued its corporate existence under the laws of the State of Colorado; the separate existence of EcoBlu Products, Inc. (Nevada) will cease. All properties, franchises and rights belonging to the Company and EcoBlu Products, Inc. (Nevada), by virtue of the Merger and without further act or deed, will be vested in the surviving corporation, EcoBlu Products, Inc. Some of the significant terms contained in the Agreement are as follows and the entire agreement is included as an exhibit to this Report on Form 10K: ECOB Assets. Upon completion of the business combination, ECOB’s assets as of July 28, 2009 shall be sold to Mr. James H. Watson, Jr. for the sum of one dollar ($1.00) . These assets shall include the name “N8 Concepts, Inc.” The Parties hereby agree to cooperate in taking the necessary steps to transfer the right, title and interest in the assets of ECOB to Mr. James H. Watson, Jr.

Share Exchange and Merger of ECOBLU. It is hereby agreed that ECOB shall acquire ALL (100%) of the issued and outstanding equity of ECOBLU consisting entirely of 50,000 common shares held by CONBOY and 10,000 common shares held by VUOZZO in a one for one share exchange resulting in the issuance of 60,000 common shares of ECOB common stock. These exchange shares shall bear a restrictive legend. Concurrent with the share exchange the Parties shall take all necessary steps to complete the Merger as indicated in 2.1 of this Agreement.

Mr. James H. Watson, Jr. It is hereby agreed that Mr. Watson’s stock, totaling forty million (40,000,000) common shares shall be purchased by CONBOY and VUOZZO for one hundred twenty-five thousand dollars ($125,000). WATSON hereby agrees to cooperate in taking the necessary steps to transfer all right, title and interest in his shares as designated by CONBOY and VUOZZO.

Mr. Ken Relyea. It is hereby agreed that Mr. Ken Relyea’s stock, totaling ten million (10,000,000) common shares shall be purchased by CONBOY and VUOZZO for thirty-one thousand dollars ($31,000). RELYEA hereby agrees to cooperate in taking the necessary steps to transfer all right, title and interest in his shares as designated by CONBOY and VUOZZO. Reverse Split. It is hereby agreed that neither Party shall agree to a reverse split of the shares of the public company for a period of two (2) years from the Closing.

The Company has evaluated all subsequent events through October 7, 2009, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

EcoBlu Products, Inc.

Changes In and Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Controls and Procedures

Evaluation of Disclosures and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

We have made the determination that our disclosure controls and procedures were effective, due to the small scale of our operations, we anticipate that when operational activities expand it will be necessary to add additional controls and procedures to ensure effectiveness.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; that receipts and expenditures are being made only with proper authorizations of management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

EcoBlu Products, Inc.

Management, including our former President acting as both Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of June 30, 2009.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Other Information

None

EcoBlu Products, Inc.

Directors, Executive Officers and Corporate Governance

The directors and officers are as follows:

NAME	POSITION(S)	TENURE
Steve Conboy	President and Director	April 23, 2009 to present
James H. Watson, Jr.	Director	March 21, 2007 to present
Office Street Address:	1869 W. Littleton Blvd.
Littleton, Colorado 80120
Telephone:	(303) 738-8994

Steve Conboy, President and Director; Age: 54

Steve is the founder of Framers Choice, Inc. and SC Bluwood, Inc. He is an accomplished entrepreneur and veteran in the construction industry.

Steve started his career in Southern California in 1979. Following 17 years of framing he went to work for Trus Joist, Weyerhaeuser. During his tenure with Trus Joist Steve was transferred to Las Vegas to convert the market from Open-Web joists to I- Joists.

In 2001 Steve started Framers Choice Inc. (FCI) in Las Vegas, Nevada. FCI teamed with Nascor products to market I- Joist in the Western United States. Steve’s framing background and engineered wood experience were applied to create the “Wide and Deep”™ floor system. Steve defined and branded his whole framing package as the Frame Right System™ in the spring of 2006.

In the fall of 2006 Steve created Southern California Bluwood, Inc. with the purchase of BluWood licensing for Southern California and Arizona. By the end of 2007 Steve Conboy secured all of the BluWood licensing for the Western United States and renamed the company to SC Bluwood, Inc. FCI/SC Bluwood has developed a family of Blu building products and a builder program utilizing these products.

Employment History
SC Bluwood, Inc. & Framer Choice, Inc. 2005 - 2009 President & CEO
Sales and marketing responsibilities.
President & CEO of Power Building Systems in California.
Successfully set up Operations, Technical Team and Sales Force.
President & CEO of Framing Systems Inc. Las Vegas/ California.
Successfully merged into Power Building Systems in 2003.

Education Graduated High School 1972 B.O.C.E.S. 1970-72 Refrigeration & Air Conditioning Trus Joist Technical training 1997 – 1999

EcoBlu Products, Inc.

James H. Watson, Jr. Director; Age: 47

Mr. Watson is the Founder and President of JW Capital Corp., a firm that specializes in equity investing and business consulting. From 2001 through 2006, he was also a Co-Founder and Managing Member of the 4 Horsemen, LLC, a Denver, Colorado based private equity investment and consulting firm that specialized on the unique needs of start-up/development stage companies. Since 1996, Mr. Watson has worked hand in hand with both private and public companies, assisting them with such critical issues as corporate capitalization, corporate strategies, management placement, and general business tactics.

Mr. Watson has served in numerous official capacities in both public and private companies and has served on the Board of Directors of several other businesses. Mr. Watson previously served on the board of Technology Consulting Partners, Inc. a Colorado corporation (“TCP”). TCP filed a registration statement with the Securities and Exchange Commission in June 2002 and went public in early 2003, but it did not end up pursuing its original business plan. TCP was formed to provide highly skilled specialized employees for, primarily, high tech positions. For the most part, these positions were temporary contract labor for such jobs as computer network administrator and computer programming. In essence, TCP was to be a temporary employee placement for high technology companies. In December 2003 TCP reported that it had entered into a definitive acquisition agreement with TechnoConcepts, Inc. TCP reported in February 2004 that it had consummated a “reverse acquisition” of TechnoConcepts, Inc. and Mr. Watson resigned from the board of directors of the company.

Mr. Watson graduated from the University of Tennessee at Chattanooga in 1985 with a Bachelor of Science degree in Political Science/Public Administration.

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within the Bylaws of EcoBlu Products, Inc., as pertaining to vacancies, shall hold office until his successor is elected and qualified.

The directors of EcoBlu Products, Inc. are aware of no petitions or receivership actions having been filed or court appointed as to the business activities, officers, directors, or key personnel of EcoBlu Products, Inc.

There are no familial relationships among the officers and directors, nor are there any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

No non-compete or non-disclosure agreements exist between the management of N8 Concepts, Inc. and any prior or current employer.

EcoBlu Products, Inc. has not, nor proposes to do so in the future, make loans to any of its officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities.

EcoBlu Products, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended June 30, 2009 were filed.

Code of Ethics

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner. Additionally, it has always been the Company’s policy to comply with all applicable laws and provide accurate and timely disclosure. Despite the foregoing, we currently do not have a formal written code of ethics for either our directors or employees. We do not have a formal written code of ethics because we currently only have one employee, our president/CEO. Our president/CEO is held to the highest degree of ethical standards. Once we expand the executive and management beyond a single executive officer, we will adopt a written code of ethics for all of our directors, executive officers and employees.

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended June 30, 2009.

EcoBlu Products does not have a designated Audit, Nominating or Compensation Committee and relies on the board of directors to perform those functions.

EcoBlu Products, Inc.

Executive Compensation

			SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Steve Conboy	2009	0	0	0	0	0	0	0	0
President
(April 23, 2009)

James H. Watson, Jr. (1) 2009		0	0	0	0	0	0	0	0
Former President	2008	0	0	0	0	0	0	0	0

Kenneth P. Relyea (2)	2009	0	0	0	0	0	0	0	0
Former Vice-President	2008	0	0	0	0	0	0	0	0

Director Compensation

		Fees Earned				Nonqualified
		Or			Non-Equity	Deferred
		Paid In	Stock	Option	Incentive Plan Compensation		All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)

Steve Conboy	2009	0	0	0	0	0	0	0
(April 23, 2009)

James H. Watson, Jr. (1) 2009		0	0	0	0	0	0	0
(March 21, 2007)	2008	0	0	0	0	0	0	0

Kenneth Relyea(2)	2009	0	0	0	0	0	0	0
Former Director	2008	0	0	0	0	0	0	0

Notes:

(1)	Effective April 23, 2009, EcoBlu Products accepted the resignation of James H. Watson, Jr. as President. Mr. Watson continues as Chairman of the Board of Directors.

(2)	Effective March 15, 2009, EcoBlu Products accepted the resignation of Kenneth P. Relyea as Vice-President of Sales and Marketing and a Director

As of June 30, 2009, EcoBlu Products, Inc. had no group life, health, hospitalization, medical reimbursement or relocation plans in effect.

We had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us and have therefore eliminated a column specified by Item 402 (c)(2) titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)” in the above Summary Compensation Table No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Employment Agreements None

EcoBlu Products, Inc.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table

The following table sets forth, as of June 30, 2009; the beneficial ownership of EcoBlu Products, Inc. common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock
	Amount and Nature		Percentage (1)
Name and Address of Beneficial Owner	of Beneficial Ownership	Acquirable	of Class

Steve Conboy	0	0	0
President and Director
James H. Watson, Jr.	40,000,000	0	61.5
Director
Kenneth P. Relyea	10,000,000	0	15.4
Former Director

Officers and Directors as a Group	50,000,000	0	76.9

Total	50,000,000	0	76.9

Notes:
(1) Each beneficial owner’s percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after June 30, 2009.

Total shares outstanding as of June 30, 2009 were 65,000,000 held by approximately 38 shareholders of record and an undetermined number of holders in street name.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Equity Compensation Plan Information

The Company has no authorized Equity Compensation Plan at this time.

No options, warrants or other convertible securities have been issued to any officer, directors, or others at this time.

EcoBlu Products, Inc.

Certain Relationships and Related Transactions

Rent

The Company’s president contributed office space to the Company from inception through June 30, 2007. The office space was valued at $300 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

For the period from July 1, 2007 through March 31, 2009, the Company paid its president for the use of the office space at a rate of $300 per month. No balance is owed to the president as of June 30, 2009.

The Company’s Board Chair contributed office space to the Company from April 1, 2009 through June 30, 2009. The office space was valued at $300 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Indebtedness to Related Party

For the period from July 1, 2007 through March 31, 2009, the Company paid its president for the use of the office space at a rate of $300 per month. As of June 30, 2008 the Company paid the president $2,700. A balance of $900 was owed to the president as of June 30, 2008 and is included in the accompanying financial statements as indebtedness to related party. No balance is owed to the president as of June 30, 2009.

During the year ended June 30, 2008, the president paid certain selling, general and administrative expenses on behalf of the Company. As of June 30, 2008, the Company owed the president $56, which is included in the accompanying financial statements as indebtedness to related party. No balance is owed to the president as of June 30, 2009.

Common Stock

During March 2007, the Company sold 50,000,000 (post-split) shares of its restricted common stock to its two officers for $5,000 ($.0001/share).

EcoBlu Products, Inc.

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending June 30, 2009 was: $3,200.

Since inception (March 21, 2007) through June 2008, the Company had total auditor fees of $8,425.25 which included all audit services centered around our SB-2 filing, as well as review of out Fiscal Q3 March 2008 10-Q filing.

(2) Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending June 30, 2009 and 2008.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending June 30, 2009 and 2008.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending June 30, 2009 and 2008.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2009. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

EcoBlu Products, Inc.

Exhibits, Financial Statement Schedules

EcoBlu Products includes by reference the following exhibits:

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Form of Trademark License between N8 Concepts, Inc. and James H. Watson, Jr. “Never Lay Up”) (2)

10.2	Form of Trademark License between N8 Concepts, Inc. and James H. Watson, Jr. “Never Lay Up”) (2)

10.3	Form of Trademark License between N8 Concepts, Inc. and James H. Watson, Jr. “Never Lay Up”) (2)

10.4	Co-Existence Agreement with Callaway Golf Company (3)

(1) Filed with the Registrant’s Registration Statement on SB-2, August 23, 2007

(2) Filed with Pre-Effective Amendment No.1 to the Registrant’s Registration Statement on SB-2, August 23, 2007

(3) Filed with the Registrant’s Annual Report on Form 10-K, August 23, 2007 (for the fiscal year ending June 30, 2008).

EcoBlu Products includes herewith the following exhibits:

10.5	Agreement and Plan of Merger – between Ecoblu Products, Inc. (Colorado) and Ecoblu Products Inc. (Nevada), dated October 7, 2009. Additional Parties to the agreement are James H. Watson, Jr., Ken Relyea, Steve Conboy and Mark Vuozzo, as Individuals

31.1	Certification of Principal Executive Officer and Principal Accounting Officer (Rule 13a-14(a)/15d-14(a))

32.1	Certification of Principal Executive Officer and Principal Accounting Officer (18 U.S.C. 1350)

EcoBlu Products includes herein the following financial statements:

Page
Report of Independent Registered Public Accounting Firm	11
Financial Statements
Balance Sheet as of June 30, 2009 and June 30, 2008	12
Statements of Operations for the years ended June 30, 2009 and 2008
and for the period from inception (March 21, 2007) through June 30, 2009	13
Statement of Cash Flows for the years ended June 30, 2009 and 2008
and for the period from inception (March 21, 2007) through June 30, 2009	14
Statement of Shareholders’ Equity from inception (March 21, 2007) through June 30, 2009	15
Notes to Financial Statements	16 - 22

EcoBlu Products, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EcoBlu Products, Inc.
Registrant

Date: October 11, 2009	By:	\s\	Steve Conboy

Steve Conboy, President
Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 11, 2009	By:	\s\ Steve Conboy, President

Steve Conboy, President and Director
Principal Executive Officer and Principal Financial Officer

Date: October 11, 2009	By:	\s\ James H. Watson, Jr., Director

James H. Watson, Jr., Director