Form 10-Q
period 2009-09-30
N8 CONCEPTS, INC.
filed 2009-11-23
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	to

	COMMISSION FILE NUMBER:	333-145659

ECOBLU PRODUCTS, INC.

(Exact name of Registrant issuer as specified in its charter)

	Colorado	20-8677788

	(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1869 W. Littleton Blvd.
Littleton, Colorado 80120

(Address of principal executive offices)
(303) 738-8994

(Registrants telephone number, including area code)

N8 CONCEPTS, INC.

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

[ ] Yes [ X ] No

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2009: 66,137,944 shares of common stock

	N8 CONCEPTS, INC.
	(A COMPANY IN THE DEVELOPMENT STAGE)
	Contents
		Page
		Number
PART I	FINANCIAL INFORMATION
Item 1	Condensed Financial Statements
	September 30, 2009
	Balance Sheet	3
	Statement of Operations	4
	Statement of Changes in Shareholders’ Equity	5
	Statement of Cash Flows	6
	Notes to the Interim Financial Statements	7
Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T	Controls and Procedures	16
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	16
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3	Defaults Upon Senior Securities	16
Item 4	Submission of Matters to a Vote of Security Holders	16
Item 5	Other Information	16
Item 6	Exhibits	17
SIGNATURES		21

ECOBLU PRODUCTS, INC. (A DEVELOPMENT STAGE COMPANY) Condensed Balance Sheets
	September 30,	June 30,
	2009	2008

	(Unaudited)	(Derived from Audited
		Financial Statements)
Assets
Current assets:
Cash	$-	$457

Total current assets	-	457
Property and equipment	113,794	-

Total assets	$113,794	$457

Liabilities and Shareholders' Equity(Deficit)
Current liabilities:
Legal fees payable	$25,000	$-
Indebtedness to related party (Note 2)	2,000	2,000

Total current liabilities	27,000	2,000

Stockholders' equity (Deficit):
Authorized common stock, 100,000,000 shares, $.001 par value;
Issued and outstanding:
66,137,944 shares at September 30, 2009 (unaudited), and
65,000,000 shares at June 30, 2009	66,138	65,000
Additional paid-in capital	155,056	41,800
Deficit accumulated during development stage	(134,400)	(108,343)

Total shareholders' equity	86,794	(1,543)

Total liabilities and shareholders’ equity	$113,794	$457

The accompanying notes are an integral part of these financial statements

ECOBLU PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Operations
(Unaudited)

					Cumulative
					amounts from
					date of incorporation
					(March 21, 2007)
	Three month period ended				Through
	September 30,				September 30,
	2009	2008			2009

Sales	$ -	$-	-	-	$-
Cost of goods sold	-	-	-	-	-

Gross profit	-	-0	-	-	-0
Operating expense:
Legal fees	25,000	-	-	-	25,000

			-	-

Loss before income taxes	(25,000)	-0	-	-	(25,000)
Provision for income taxes (Note 4)	-	-	-	-	-

Loss from continuing operations	(25,000)	-	-	-	(25,000)

Discontinued operations	-	-	-	-	-

Loss from operations, net of tax	(777)	(13,048)	-	-	(109,120)

Loss from disposal of assets, net of tax	(280)	-	-	-	(280)

Net loss	$ (26,057)	$(13,048)	-	-	$(134,400)

Per share amounts
Basic and diluted loss per share,
continuing operations	$ (0.00)	$(0.00)
Basic and diluted loss per share,
discontinued operations	$ (0.00)	$(0.00)

Weighted average common shares outstanding	65,037,107	65,000,000

The accompanying notes are an integral part of these financial statements

ECOBLU PRODUCTS, INC. (A DEVELOPMENT STAGE COMPANY) Statement of Changes in Shareholders’ Equity (Unaudited)
					Deficit
					Accumulated
				Additional	During
		Common Stock		Paid-In	Development

		Shares	Par Value	Capital	Stage	Total

Balance, March 21, 2007 (inception)		-	$-	$-	$ -	$-

March 2007, common stock sold to officers
($.001/share) (Note 2)	*	50,000,000	50,000	(45,000)	-	5,000
May 2007 through June 2007, common
stock sold in private placement offering
($.05/share)(Note 4)	*	4,500,000	4,500	18,000	-	22,500
Office facilities contributed by an officer
(Note 2)		-	-	900	-	900
Net loss, period ending June 30, 2007		-	-	-	(12,026)	(12,026)

Balance at June 30, 2007	*	54,500,000	54,500	(26,100)	(12,026)	16,374
July 2007, common stock sold in private
placement offering ($.05/share)(Note 4)	*	500,000	500	2,000	-	2,500
February through April 2008, common stock
sold pursuant to SB-2 registered offering
($.075/share)(Note 4)	*	10,000,000	10,000	65,000	-	75,000
Net loss, year ended June 30, 2008		-	-	-	(50,698)	(50,698)

Balance at June 30, 2008	*	65,000,000	65,000	40,900	(62,724)	43,176
Office facilities contributed by a director
(Note 2)		-	-	900	-	900
Net loss, year ended June 30, 2009		-	-	-	(45,619)	(45,619)

Balance at June 30, 2009		65,000,000	65,000	41,800	(108,343)	1,543
Office facilities contributed by a director
(Note 2)		-	-	600	-	600
Sale of common stock, September 28, 2009
($.10/share)(Note 4)		1,137,944	1,138	112,656	-	113,794
Net loss, three months ended
September 30, 2009 (unaudited)		-	-	-	(26,057)	(26,057)

Balance at March 31, 2009 (unaudited)		66,137,944	$66,138	$155,056	$ (134,400)	$86,794

* Restated due to ten-for-one forward split of common stock (see Note 4)

The accompanying notes are an integral part of these financial statements

ECOBLU PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			amounts from
			date of incorporation
			(March 21, 2007)
	Nine Month Period Ended		Through
	September 30,		September 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss for the period	$ (26,057)	(13,048)	(134,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	-	395	2,591
Loss on impairment of assets	-0	-	12,254
Contributed rent	600	-	2,400
Change in operating assets and liabilities:
Receivables	-	(108)	-
Other assets	-	-	-
Accounts payable and accrued liabilities	25,000	820	25,000
Indebtedness to related party	-	(626)	-

Net cash used in operating activities	$(457)	$(12,657)	$(92,155)

Cash flows from investing activities:
Purchase of equipment	(113,794)	-	(113,794)
Payments for website development	-	-	(4,735)
Payments for trademark	-	(250)	(3,528)
Payments for deferred costs	-	-	(7,057)

Net cash used in investing activities	(113,794)	(250)	(128,639)

Cash flows from financing activities:
Repayment of Loan Related Party	-	-	2,000
Proceeds from sale of common stock	113,794	-	218,794

Net cash provided by financing activities	-	-	220,794

Net change in cash and cash equivalents	(457)	(12,817)	-
Cash and cash equivalents:
Beginning of period	457	35,000	-

End of period	$-	$22,183	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-

Interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ECOBLU PRODUCTS, INC. (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FROM MARCH 21, 2007 (INCEPTION), TO SEPTEMBER 30, 2009

Note 1 – Organization and Basis Presentation Organization and Basis of Presentation

EcoBlu Products, Inc. (formerly N8 Concepts, Inc.) (the “Company”) was incorporated in the state of Colorado on March 21, 2007. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7. In September 2009, the Company discontinued its plan to market its apparel lines in consideration for the upcoming acquisition of with Ecoblu Products, Inc of Nevada. In anticipation of the acquisition of ECOBLU, the Company changed its name from N8 Concepts, Inc. to EcoBlu Products, Inc. On October 7, 2009, the Company entered into an Agreement and Plan of Merger with EcoBlu Products, Inc. (Nevada) (“EcoBlu Nevada”) (see Note 7).

In March 2009, the Company affected a ten-for-one forward split of its common stock. All share and per share information has been retroactively adjusted to reflect the forward stock split.

Interim Financial Statements

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2009, and the results of its operations for the three months ended September 30, 2009 and 2008, and for the period from March 21, 2007 (inception) to September 30, 2009, and its cash flows for the three months ended September 30, 2009 and 2008, and for the period from March 21, 2007 (inception) to September 30, 2009. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Commission on October 13, 2009.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at September 30, 2009, has an accumulated deficit of $134,400. In October 2009, the Company acquired Ecoblu Products, Inc. of Nevada, is a wholesale distributor of protective coating products. Currently Ecoblu is not profitable and there is no assurance that it will become profitable in the future. Management will need to raise additional debt and/or equity capital to finance future activities. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations. In light of these circumstances, substantial doubt exists about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

The accompanying notes are an integral part of these financial statements

ECOBLU PRODUCTS, INC. (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FROM MARCH 21, 2007 (INCEPTION), TO SEPTEMBER 30, 2009

Note 2 - Summary of Significant Accounting Policies
Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method on the estimated useful lives of the assets, generally ranging from three to seven years. Expenditures of major renewals and improvements that extended the useful lives of property and equipment are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Leasehold improvements are amortized using the straight-line method over the shorter or the estimated useful life of the asset or the lease term. Gains or losses from retirements or sales are credited or charged to income.

The Company’s equipment was not placed in service and no depreciation was computed during the quarter.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance ACS Topic No. 360, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ACS Topic No. 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2009, the Company does not believe there has been any impairment of its long-lived assets.

Fair Value of Financial Instruments

Pursuant to ASC ACS Topic No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2009. The Company’s financial instruments consist of cash, accounts receivables, payables, and other obligations. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

The accompanying notes are an integral part of these financial statements

ECOBLU PRODUCTS, INC. (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FROM MARCH 21, 2007 (INCEPTION), TO SEPTEMBER 30, 2009

Loss Per Share of Common Stock

The Company follows ACS Topic No. 260, “Earnings Per Share”. ACS Topic No. 360 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ACS Topic No. 360, any anti-dilutive effects on net earnings (loss) per share are excluded. For the nine months ended September 30, 2009 and 2008, there were no common stock equivalents.

There were no options or warrants to purchase shares of common stock at September 30, 2009 and 2008.

Recent Accounting Pronouncements

In May 2009, the FASB adopted Codification Topic 855,” Subsequent Event’s, which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of its financial statements. The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption ASC 855 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB adopted Codification Topic Statement No. 105 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” ASC 105 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accounts (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted the Codification during the current period ending September 30, 2009. There was no impact upon adoption.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (Codification Topic 820). Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. There was no impact upon adoption.

FSP FAS 115-2 (ACS Topic 320) and FAS 124-2 - In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (Codification Topic 320). The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. There was no impact upon adoption.

The accompanying notes are an integral part of these financial statements

ECOBLU PRODUCTS, INC. (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FROM MARCH 21, 2007 (INCEPTION), TO SEPTEMBER 30, 2009

FSP FAS 107-1 and APB 28-1 - In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments ((ACS Topic 825). The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company included the required disclosures in its quarter ending June 30, 2009.

Recent Accounting Pronouncement Issued But Not in Effect

In June 2009, the FASB adopted SFAS 166,” Accounting for Transfers of Financial Assets (“ACS 855”) Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.

SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company does not anticipate the adoption of SFAS 166 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of SFAS 167 on its financial statements.

Note 3 – Related Party Transactions
Rent

The Company’s president contributed office space to the Company from inception through August 30, 2009. The office space was valued at $300 per month based on the market rate in the local area and is included in discontinued operations as contributed rent expense with a corresponding credit to additional paid-in capital.

The Company’s Board Chair contributed office space to the Company from April 1, 2009 through August 31, 2009. The office space was valued at $300 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

Equipment acquisition

In September 2009, the Company purchased equipment for the chemical treatment of wood products from SC Bluewood, Inc. for $113,794 in contemplation of its acquisition of the business of ECOBLU (See Note 7). SC Bluewood is a company controlled by our President.

The accompanying notes are an integral part of these financial statements

ECOBLU PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FROM MARCH 21, 2007 (INCEPTION), TO SEPTEMBER 30, 2009

Indebtedness to Related Party

During June 2009, the Company received $2,000 from a Shareholder of the Company to pay company expenses. The loan is due on demand and is non-interest bearing.

Note 4 -Shareholders’ Equity

On September 28, 2009, the Company completed a financing where it has sold 1,137,944 common shares for at $0.10 per share for proceeds of $113,794. The sales were made to an overseas investor group and were issued to 29 individuals and entities in the United Kingdom and Ireland. Proceeds were received in escrow. The proceeds were used as a payment on the purchase of equipment for the chemical treatment of wood products from SC Bluewood, Inc. an affiliate our President.

Note 5 – Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	September 30,	September 30,
	2009	2008

U.S. statutory federal rate	15.00%	15.00%
State income tax rate, net of federal benefit	3.94%	3.94%
Contributed rent	-0.38%	0.00%
Net operating loss for which no tax benefit is available	-18.56%	-18.94%

	0.00%	0.00%

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

As of September 30, 2009, the Company had estimated net operating loss carryforwards totaling approximately $132,600 that can be used to offset future federal income tax. The net operating loss carryforward expires through the year 2029. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonable assured. At September 30, 2009, the Company’s gross deferred tax asset totaled $24,000. This amount was reduced 100% by a valuation allowance, making the net deferred tax asset $0.

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

The Company’s net operating loss carryover is subject to Section 382 of the Internal Revenue Code. Under this section, the Company’s tax net operating loss carryforwards generated prior to a 50% ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Note 6 – Discontinued Operation

The Company discontinued its intent to market its apparel line and acquire Ecoblu Products, Inc. of Nevada. Under the terms of the acquisition, the remaining cash in the Company's bank account was distributed to former management. The Company considered the distribution of the remaining $280 to be part of discontinued operations and recorded a loss thereon.

The accompanying notes are an integral part of these financial statements

ECOBLU PRODUCTS, INC. (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FROM MARCH 21, 2007 (INCEPTION), TO SEPTEMBER 30, 2009

Summarized financial information for discontinued operations is as follows:

			Inception
			(March 31, 2007)
	Three months ended		through
	September 30,		September 30,
	2009	2008	2009

Sales	$-	$233	$8,332
Cost of sales	-	(18)	(11,043)
Operating expenses	(777)	(13,253)	(106,415)
Other income (expenses)	-	-	6
Net loss before income tax	(777)	(13,038)	(109,120)
Provision for income tax	-	-	-
Net loss	(777)	(13,038)	(109,120)

Note 7 – Subsequent Events

The Company has evaluated subsequent events through November 16, 2009, the date these financial statements were issued.

On October 7, 2009, The Company (“ECOB”) entered into an Agreement and Plan of Merger with EcoBlu Products, Inc., a Nevada corporation (“ECOBLU”). Additional Parties to the agreement are James H. Watson, Jr., an Individual (“WATSON”). Ken Relyea, an Individual(“RELYEA”), Steve Conboy(“CONBOY”), an Individual and Mark Vuozzo, an Individual(“VUOZZO”) Mr. Watson and Mr. Relyea are beneficial shareholders of ECOB and WATSON is a director of ECOB. CONBOY is a director and President of ECOB; CONBOY and VUOZZO are beneficial shareholders and directors of ECOBLU; CONBOY and VUOZZO are officers of SC Bluewood, Inc., which has agreed to sell a proprietary machine for the chemical treatment of wood products for a price of $113,794 to ECOB. There are no other material relationships between the registrant or its affiliates and any of the parties to the agreement other than in respect to this agreement.

Upon completion of the acquisition and subject to the provisions of the Colorado Corporations Code; EcoBlu Products, Inc. (Nevada) will be merged with and into the Company. The transaction will be treated as a reverse acquisition, whereby the business of the Company will cease and the business and ECOBLU will continue. Under the terms of the agreement, the Company’s assets as shall be sold to Mr. James H. Watson, Jr. for the sum of one dollar ($1.00) . These assets shall include the name “N8 Concepts, Inc.” After the acquisition (100%) of the issued and outstanding equity of ECOBLU consisting entirely of 50,000 common shares held by CONBOY and 10,000 common shares held by VUOZZO in a one for one share exchange resulting in the issuance of 60,000 common shares of the Company’s common stock.

Mr. Watson’s stock will sell his forty million (40,000,000) common shares of the Company he holds to CONBOY and VUOZZO for one hundred twenty-five thousand dollars ($125,000). In addition, Mr. Ken Relyes will his ten million (10,000,000) common shares of the Company to CONBOY and VUOZZO for thirty-one thousand dollars ($31,000).

On October 19, 2009, The Company completed the Agreement and Plan of Merger with EcoBlu Products, Inc., a Nevada corporation.

The accompanying notes are an integral part of these financial statements

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

This Quarterly Report may contain both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above. Moreover, future revenue and margin trends cannot be reliably predicted.

As the result of the Merger and the change in the business and operations on October 19, 2009, a discussion of the past financial results of Ecoblu (Colorado) is not pertinent and the financial results of Ecoblu (Nevada), the accounting acquirer, are considered the financial results of the Company on a going-forward basis. Ecoblu (Nevada)’s inception was May 20, 2009.

Plan of Operation

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

We have since identified an opportunity to enter the treated lumber products market and have entered into an agreement to acquire EcoBlu Products, Inc. (Nevada) which was formed on May 20, 2009 as a Nevada corporation. This company currently has agreements authorizing it to sell wood products treated with various proprietary chemicals to inhibit fire, water damage, degradation from certain pest infestation and other effects. This company has leased facilities in Collin County, Texas and San Diego, California. The company intends but has not begun to sell value added chemically treated wood products in various regions of the United States, Canada and Mexico. We have purchased one proprietary machine for the chemical treatment of wood products and intend to purchase additional two additional machines.

On October 19, 2009, the parties have completed the merger transaction and directed management to file all required documentation with the respective Secretaries of State to complete the merger as of that date. All parties have undertaken to make all required share exchanges and issuances effective as of that date. All operations of Ecoblu Products, Inc.(Nevada) shall become the operations of Ecoblu Products, Inc.(Colorado) as of that date with Ecoblu Products, Inc.(Nevada) being the disappearing corporation pursuant to the Merger Agreement.

As of that date the Ecoblu Products, Inc.(Nevada) ceased to be a Shell company(as defined in Rule 12b-2 of the Exchange Act).

We will seek additional financing through equity and/or debt financing to develop operations.

ECOBLU PRODUCTS, INC. (A DEVELOPMENT STAGE COMPANY)
Financial Summary

Results of Operations for the Three-Months Ended September 30, 2009

The Company reports a net loss of $26,057 for the three-months ended September 30, 2009 primarily comprised of legal fees of $25,000, and losses from discontinued operations. Operations for the prior period were related solely to discontinued business operations.

Liquidity and Capital Resources

On September 30, 2009, we had $0 cash on hand and had discontinued our operations marketing its apparel lines.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at September 30, 2009.

Financial Instruments

The Company’s financial instruments consist of cash. At September 30, 2009, the fair value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments.

Off-Balance Sheet Arrangements None Applicable

ECOBLU PRODUCTS, INC. (A DEVELOPMENT STAGE COMPANY)

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

ECOBLU PRODUCTS, INC. (A DEVELOPMENT STAGE COMPANY)
Part II OTHER INFORMATION Item 1 Legal Proceedings

No legal proceedings were initiated by or served upon the Company in the three month period ending September 30, 2009.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

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

Securities Issued in Connection with the Merger
In connection with the Merger, we issued 60,000 shares of our common stock to the former shareholders of
EcoBlu (Nevada) consisting of two holders Mr. Conboy and Mr. Vuozzo.
The shares were issued as exempted transactions under Section 4(2) and/or Regulation S of the Securities
Act of 1933. They are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our securities took them for investment purposes without a view to distribution. Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

Item 3	Defaults Upon Senior Securities
None, for the period ending September 30, 2009

Item 4	Submission of Matters to a Vote of Security Holders
None, for the period ending September 30, 2009

Item 5	Other Information

Effective November 17, 2009, the Company has accepted the resignation of James Watson as a Director of
Ecoblu Products, Inc. Mr. Watsons’s resignation was not related to any disagreement on any matter relating to the Company’s operations, policies or practices.

ECOBLU PRODUCTS, INC. (A DEVELOPMENT STAGE COMPANY)
Item 6 Exhibits and Reports
Exhibits

Ecoblu Products, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, filed as exhibit 3.1.1 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.

3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.

3.3	Amended Articles of Incorporation ; filed as exhibit 3.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009

10.1	Agreement and Plan of Merger – between Ecoblu Products, Inc. (Colorado) and Ecoblu Products Inc. (Nevada), dated October 7, 2009. Additional Parties to the agreement are James H. Watson, Jr., Ken Relyea, Steve Conboy and Mark Vuozzo, as Individuals, filed as exhibit 10.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009.

10.3	Purchase, Distribution & Service Agreement, (the “Agreement”), between Ecoblu Products, Inc. BluwoodUSA, Inc., dated August 24, 2009, filed as exhibit 10.3 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009.

10.4	Application System Purchase Agreement – between Ecoblu Products, Inc. and SC Bluwood Inc., dated September 28, 2009, filed as exhibit 10.4 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009.

Ecoblu Products, Inc. includes herewith the following exhibits:

10.2	AF21 Product, Purchase, Sales, Distribution & Service Agreement, (the “Agreement”), between Ecoblu Products, Inc. and Megola, Inc., dated November 11, 2009

31.1	Certification of Principal Executive and Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive and Principal Financial Officer (18 U.S.C. 1350)

EcoBlu Products includes herein the following Pro Forma financial statements:
ECOBLU PRODUCTS, INC. (formerly N8 Concepts, Inc.)	Page
Unaudited Pro Forma Condensed Financial Statements
Balance Sheet as of September 30, 2009	18
Statement of Operations for the year ended September 30, 2009
and for the period from inception (May 20, 2009) through September 30, 2009	19
Notes to Financial Statements	20

INTRODUCTION TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED	FINANCIAL
STATEMENTS

The following unaudited pro forma condensed consolidated financial statements reflect adjustments to the historical financial statements of EcoBlu Products, Inc. (formerly N8 Concepts, Inc.) “ECOB” to give effect to its merger with Ecoblu Products, Inc. of Nevada (“ECOBLU”).

The merger between the two companies will be treated for financial reporting purposes as a reverse acquisition whereby ECOBLU’s operations will continue to be reported as if it had actually been the acquirer. The accompanying pro forma information is presented for illustration purposes only and is not necessarily indicative of the financial position or results of operations that would have actually been reported had the acquisition been in effect during the periods presented, or which may be reported in the future.

The accompanying pro forma condensed consolidated financial statements should be read in conjunction with the historical financial statements and related notes of Ecoblu Products, Inc. (“ECOB”).

ECOBLU PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

ECOBLU PRODUCTS, INC.
(Formerly N8 Concepts, Inc.)
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

	Historical September 30, 2009				
	Ecoblu Products, Inc. (A Colorado Corp)	Ecoblu Products, Inc. (A Nevada Corp)		Pro forma Pro forma Adjustments	Unaudited Pro forma September 30, 2009
Assets					
Current assets					
Cash and cash equivalents	$ -	$ 29,985	A	$ 1	$ 29,986
Prepaid expenses		21,200		-	21,200
Total current assets	-	51,185		1	51,186
Property and equipment	113,794				113,794
Security deposits	-	15,000		-	15,000
Total assets	$ 113,794	$ 66,185		$ 1	$ 179,980
Liabilities and Stockholders' (Deficit)					
Current liabilities					
Accounts payable	$ 25,000	$ 55,400		$ -	$ 80,400
Loans payable		35,000		-	35,000
Due to related party	2,000	26,235		-	28,235
Total current liabilities	27,000	116,635		-	143,635
Long-term liabilities					
Deferred rent	-	21,528		-	21,528
Total liabilities	27,000	138,163		-	165,163
Stockholders' (Deficit)					
Common stock	66,138	10,000	B	(9,940)	66,198
Additional paid-in capital	155,056	3,200	A	1	58,797
			B	(99,460)	
Accumulated deficit	(134,400)	(85,178)	B	109,400	(110,178)
Total stockholders' (deficit)	86,794	(71,978)		1	14,817
Total liabilities and stockholders' (deficit)	$ 113,794	$ 66,185		$ 1	$ 179,980

See notes to unaudited proforma condensed consolidated financial statements.

18

ECOBLU PRODUCTS, INC.

(A DEVELOPMENT STAGE COMPANY)

ECOBLU PRODUCTS, INC.
(Formerly N8 Concepts, Inc.)
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

Ecoblu Products, Inc., A Colorado Corporation ("ECOB"), for the year ended September 30, 2009
Ecoblu Products, Inc., A Nevada Corporation ("ECOBLU"), for the period from its inception (May 20, 2009) through September 30, 2009

	Historical				
	Ecoblu Products, Inc. (A Colorado Corp)	Ecoblu Products, Inc. (A Nevada Corp)		Pro forma Adjustments	Unaudited Pro forma Sept. 30, 2009
Revenue	$ -	$ -		$ -	$ -
Operating Expenses					
Bank charges	-	50		-	50
Legal expense	25,000	-			25,000
Rent	-	43,317		-	43,317
Total operating expenses	25,000	43,367		-	68,367
Loss from operations	(25,000)	(43,367)		-	(68,367)
Provision for income taxes	-	-		-	-
Net loss from continuing operations	(25,000)	(43,367)		-	(68,367)
Discontinued operations:					
Loss from operations, net of tax	(777)	-	C	777	
Loss on disposal off assets, net of tax	(280)	-	C	280	
Net loss	$ (26,057)	$ (43,367)		$ 1,057	$ (68,367)
Per share amounts:					
Basic and diluted net loss per share - continuing operations	$ (0)	$ (1)		$ -	$ (0)
Basic and diluted net loss per share - discontinued operations	(0)	-	D	-	-
	$ (0)	$ (1)		$ -	$ (0)
Weighted average shares outstanding	65,037,107	60,000	D	1,100,837	66,197,944

See notes to unaudited proforma condensed consolidated financial statements.

19

ECOBLU PRODUCTS, INC. (A DEVELOPMENT STAGE COMPANY)

ECOBLU PRODUCTS, INC. (Formerly N8 Concepts, Inc.)

NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS

Reorganization

On October 7, 2009, Ecoblu Products Inc., (Formerly N8 Concepts, Inc.), a Colorado Corporation (“ECOB”) entered into a merger agreement with Ecoblu Products, Inc, a Nevada Corporation (“ECOBLU”). ECOBLU is licensed to manufacture. proprietary wood products coated with "BluWood" and/or "Perfect Barriers", an eco-friendly chemistry that protects against mold, rot-decay and termites. The License also grants ECOBLU the ability to sell the proprietary chemicals and set up distribution centers throughout North America. In addition, through its "AF21 Product, Purchase, Sales, Distribution, Marketing and Service Agreement" with Megola, Inc., ECOBLU has the exclusive rights in North American to combine "Fire Inhibiting AF21" with the "BluWood" and/or "Perfect Barriers" chemicals for wood protection, preservation, and fire safety to building components constructed of wood; from joists, beams, and paneling to floors and ceilings.

Under the terms of the merger, ECOB will issue 60.000 shares of its common stock in exchange for receiving all of the outstanding shares of the ECOBLU. In addition, the two shareholders of ECOBLU will personally acquire 50,000,000 shares of ECOB common stock from ECOB’s President and another shareholder for a total of $156,000. Through the merger, ECOB current shareholders will own approximately 76% of the total 66,137,944 shares of ECOB common stock that will be outstanding after the merger. As part of the merger, all assets of ECOB will be acquired by its former President for $1.00.

Pro forma adjustments:
A.	To record the sale the assets of ECOB to its former President.

B.	To adjust stockholders’ deficit to reflect the recapitalization of ECOB and to close out ECOB’s accumulated deficit following the merger.

C.	To eliminate ECOB’s discontinued operations.

D.	To adjust the weighted average common shares outstanding to reflect the 66,197,944 common shares outstanding following the merger. The 66,197,944 shares consist of the 16,137,944 shares held by the original shareholders of ECOB and the 50,050,000 shares held by the stockholders of ECOBLU.

ECOBLU PRODUCTS, INC. (A DEVELOPMENT STAGE COMPANY)
SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ecoblu Products, Inc.

Date: November 22, 2009
By: /s/ Steve Conboy, President
Steve Conboy, President Principal Executive Officer Principal Financial Officer