Form 10-Q
period 2010-02-22
ECOBLU PRODUCTS, INC.
filed 2010-02-22
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  _________________________  to _____________________________

Commission File Number: 333-145659

ECOBLU PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Colorado	20-8677788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 West Vista Way, Vista, CA 92083
(Address of principal executive offices)

(909) 519-5470
(Registrant’s telephone number including area code)

______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐ Yes ☒ No

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2009:
69,232,194 shares of common stock

Ecoblu Products, Inc.
(A development stage company)

Contents

Ecoblu Products, Inc.
(A development stage company)

Condensed Consolidated Balance Sheet

December 31,
2009
(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$609
Prepaid expenses	48,888
Total current assets	49,497

IDLE PROPERTY AND EQUIPMENT	497,717

OTHER ASSETS
Equipment deposits – related party	339,119
Tenant improvements in progress	36,442
Security deposits	25,642
Prepaid trademark costs	4,871
Total other assets	406,074

TOTAL ASSETS	$953,288

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$147,537
Rent payable	119,900
Other payables and accrued expenses	15,305
Total current liabilities	282,742

LONG TERM LIABILITIES
Convertible note payable, including accrued interest and net of discount	21,036
Deferred rent	19,445
Total long term liabilities	40,481

TOTAL LIABILITIES	323,223

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized
and 69,232,194 shares issued and outstanding	69,232
Additional paid-in capital	918,262
Common stock subscription receivable	(20,000)
Accumulated deficit	(337,429)
Total stockholders' (deficit)	630,065

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$953,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Ecoblu Products, Inc.
(A development stage company)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,	Period of Inception (May 20, 2009) to December 31,
	2009	2009
	(Unaudited)	(Unaudited)

REVENUE	$-	$-

OPERATING EXPENSES
Research and development	5,975	5,975
Marketing	17,873	17,873
Compensation	32,462	32,462
Rent	62,417	134,345
Professional fees	52,130	52,130
Consulting	62,700	62,700
Interest	1,035	1,035
Other general and administrative expenses	30,909	30,909

Total operating expenses	265,501	337,429

LOSS FROM OPERATIONS	(265,501)	(337,429)

Provision for income taxes	-	-

NET LOSS	$(265,501)	$(337,429)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	68,502,724
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Ecoblu Products, Inc.
(A development stage Company)

Condensed Consolidated Statement of Cash Flows
From Inception (May 20, 2009) Through December 31, 2009 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(337,429)
Adjustment to reconcile net loss to net cash
used in operating activities:
Stock based compensation	32,000
Donated legal fees	3,200
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(48,888)
(Increase) in security deposits	(25,642)
Increase in accounts payable	97,138
Increase in rent payable	119,900
Increase in other payables and accrued expenses	33,500
Interest on amortization of debt discount	878
Increase in accrued interest added to principal	157
Net cash used in operating activities	(125,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(368,687)
Payments for equipment deposits – related party	(339,119)
Payments for tenant improvements in progress	(31,899)
Net cash used in investing activities	(739,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	738,500
Proceeds from debt	127,000
Net cash provided by financing activities	865,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	609

CASH AND CASH EQUIVALENTS - beginning of period	-

CASH AND CASH EQUIVALENTS - end of period	$609

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-

Income taxes paid	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Ecoblu Products, Inc.
(A development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FROM MARCH 21, 2007 (INCEPTION), TO SEPTEMBER 30, 2009

Note 1 – Organization and Basis Presentation

Organization
Ecoblu Products, Inc. (“The Company”) was incorporated in the state of Colorado under the name N8 Concepts, Inc. on March 27, 2007. On October 19, 2009, the Company merged with Ecoblu Products, Inc., a Nevada Corporation (“ECOBLU”).  For financial reporting purposes, the acquisition was treated as a reverse acquisition whereby ECOBLU’s operations continue to be reported as if it had actually been the acquirer. Assets and liabilities continue to be reported at the Acquiree’s historical cost because before the reverse acquisition, the Company had nominal assets, liabilities and operations.

ECOBLU was organized May 20, 2009 in Nevada as a wholesale distributor of protective coating products.  The Company is in the development stage, as defined in Accounting Codification Standard (“ACS”) topic 915-10, formerly Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.  From inception through December 31, 2009, the Company has recorded no revenues.

The Company plans to adopt a fiscal year end of March 31, 2011.

Going Concern
The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is a development stage company presently generating no operating revenues and its viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to fund its operations through the raising of capital from the sale of its equity instruments or issuance of debt. Management believes that these sources of funds will allow the Company to continue as a going concern through 2010. However, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2009, and the results of its operations and cash flows for the three months ended December 31, 2009 and from its inceptions (May 20, 2009) through December 31, 2009. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Ecoblu Products, Inc. and its wholly owned subsidiary.  Intercompany transactions and balances have been eliminated in consolidation.

Property and Equipment
Property and equipment are stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.  Depreciation expense is not recorded on idle property and equipment until such time as it is placed into service.

Long-Lived Assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  At December 31, 2009, the Company determined that none of its long-term assets were impaired.

Issuances Involving Non-cash Consideration
All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to consulting services.

Stock Based Compensation
The Company accounts for stock-based compensation under ACS Topic 505-50, formerly SFAS No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.”  These standards define a fair value based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. The Company has not issued any stock based compensation.

Loss Per Share
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect.  As of December 31, 2009, the Company had 600,000 potential common shares relating to its convertible debt obligation.

Cash and Cash Equivalents
For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Convertible Debentures
If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Income Taxes
The Company accounts for its income taxes under the provisions of ASC Topic 740 ”Income Taxes” (formerly Statement of Financial Accounting Standards 109). The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and   liabilities.

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) (formerly Emerging Issues Task Force Issue 08-1) and ASU 2009-14, Certain Arrangements That Include Software Elements , (amendments to FASB ASC Topic 985, Software ) (“ASU 2009-14”) (formerly Emerging Issues Task Force Issue 09-3). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company anticipates adopting ASU 2009-13 and ASU 2009-14 in fiscal 2011 and is currently assessing the impact of the adoption of these standards on the Company’s condensed consolidated financial statements.

Note 3 – Prepaid Expenses

Prepaid expenses at December 31, 2009 consist of $48,888 paid towards a chemical purchase order.

Note 4 – Idle Property and Equipment
The Company is in the process of constructing its facilities. As of December 31 2009, the Company purchased coating machines totaling $477,294 from a related party (see Note 6) and furnishings and office equipment amounting to $20,423. These assets have not placed in service and remain idle until the facilities commence operating.

Note 5 – Convertible Note Payable

The Company received $127,000 evidenced by a promissory note that is assessed interest at rate of 5% per annum commencing on December 22, 2009. The note matures on December 22, 2012, when the outstanding principal and accrued interest become fully due and payable. Prior to maturity, the holder has the right to convert the balance owed into 600,000 shares of the Company’s common stock.

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible note was recorded net of a discount that includes a beneficial conversion feature (“BCF”) amounting to $107,000.  The discount is amortized and charged to operations over the life of the debt using the effective interest method.  The initial value of the BCF of $107,000 was calculated as the difference between the market value of the 600,000 potential conversion shares at December 22, 2009 (600,000 shares multiplied by stock price of $0.39 per share, or $234,000), less the effective cost of the conversion at such date (the note balance, or $127,000).

For the three-months ended December 31, 2009, interest totaling $157 was charged to operations. During the three months ended December 31 2009, discount amortization charged to operations totaled $879.

The balance of the convertible note as of December 31, 2009 is as follows:

Principal balance	$127,000
Accrued interest	157
Less discount	(106,121)
$21,036

 Note 6 – Related Party Transactions

As of December 31 2009, the Company purchased coating machines totaling $477,294 from two related entities that are controlled by the Company’s President, who is also a majority shareholder.  The Company also made $339,119 in equipment deposits to these same related parties for the manufacture of four new coating machines.

The Company’s related party transactions are not considered to have occurred at arms length.

Note 7 – Fair Value of Assets and Liabilities

Determination of Fair Value

The Company’s financial instruments consist principally of cash, accounts and rent payable, and convertible note with carrying values that approximate fair value.  The Company determines the fair value of notes payable based on the effective yields of similar obligations.

The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

The Company complies with the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), previously referred to as SFAS No. 157.  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. ASC 820-10-35, “Fair Value Measurements and Disclosures - Subsequent Measurement” (“ASC 820-10-35”), clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10-35 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The Company also follows ASC 825 “Interim Disclosures about Fair Value of Financial Instruments”, previously referred to as FAS 107-1 to expand required disclosures.
ASC 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820-10-35 are described below:

Level 1.     Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2.     Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3.     Inputs that are both significant to the fair value measurement and unobservable.

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Cash.            The Company assessed that the fair value of this asset to approximate its carrying value due to its short-term nature.

Accounts Payable.      The Company assessed that the fair value of this liability approximates its carrying value due to its short-term nature.

Rent Payable.      The Company assessed that the fair value of this liability approximates its carrying value due to its short-term nature.

The methodology described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of  December 31, 2009:

Liabilities measured at fair vaule at December 31, 2009:	Level 1	Level 2	Level 3	Total
Nonrecurring:
Convertible note payable	$-	$127,000	$-	$127,000

Note 8 – Stockholders’ Equity

Since the Company’s inception, it has issued 3,154,250 shares of common stock of which 3,054,250 shares were issued for cash totaling $738,500 and a subscription receivable of $20,000. In addition, the Company issued 100,000 shares of common stock for consulting services.

The Company’s legal counsel agreed to waive reimbursement of $3,200 of legal fees rendered in connection of various issues for the Company.  This amount has been recorded as a capital contribution during the period ended December 31, 2009.

Note 9 – Provision for Income Taxes

As of December 31, 2009, for income tax purposes, the Company has unused operating loss carryforwards of approximately $300,000, which may provide future federal tax benefits of approximately $102,000 which expire in various years through 2029.

An allowance of $102,000 has been provided to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize.

Utilization of the net operating loss carryforward is subject to significant limitations imposed by the change in control under Internal Revenue Code Section 382, limiting its annual utilization to the value of the Company at the date of change in control multiplied by the federal discount rate.

The provision for income tax expense for the three months ended December 31, 2009 is as follows:

Current
Federal	$ -

Note 10 – Commitments and Contingencies

Real Estate Lease – Texas Distribution Center
In May 2009, the Company entered into an agreement to lease a distribution center for three years.  The details on the lease are as follows:

1.	Base rentals - $5,000 for May 2009, $0 for June 2009, and $15,000 per month thereafter.
2.	Termination date – April 30, 2012.
3.	Renewal Option – one option for an additional three year period with rent at $16,500 per month.
4.	Security Deposit - $15,000.

Rent expense related to this lease was $114,845 for the period of inception (May 20, 2009) to December 31, 2009.  The Company had a deferred rent liability of $19,445 on this lease at December 31, 2009, due to the reduced and free rent periods included therein. The Company has not paid any rent on this obligation.

Real Estate Lease – Vista, California
In June 2009, the Company entered into an agreement to lease warehouse and office facilities for three years.  The details on the lease are as follows:

1.	Base rentals - $5,500 per month beginning October 1, 2009.
2.	Base rentals increase to $6,000 monthly beginning October 1, 2010 and $6,500 monthly beginning October 1, 2011.
3.	Company is responsible to pay its proportionate share of property taxes, insurance and common area maintenance – estimated at $875 per month
4.	Termination date – September 30, 2012.
5.	Renewal Option – one option for an additional three year period.
6.	Security Deposit - $5,500.
7.	Rent for month six (March 2010) shall be discounted to by 50%
8.	Rent for month twelve (March 2011) shall be discounted by 50%

Rent expense related to this lease was $19,500 for the period of inception (May 20, 2009) to December 31, 2009. The Company has not paid any rent on this obligation.

Rent payable for the Company’s two real estate leases as of December 31, 2009 is as follows:

Texas Distribution Center	100,400
Vista, California	19,500

Total rent payable	$119,900

Total minimum future lease payments under the Company’s two real estate leases as of December 31, 2009 are as follows:

December 31,
2010	$247,500
2011	253,500
2012	118,500

Total minimum lease payments	$619,500

Purchase, Distribution & Services Agreement
On August 24, 2009, the Company entered into a Purchase, Distribution & Services Agreement, (the “Agreement”), with the owner of technical data and intellectual property for a protective coating in order to obtain an exclusive supply of the product, use of the technical data, intellectual property and other information relating to the product and use of the trademarks, together with certain distribution, marketing and sales rights.  Pursuant to the Agreement, the Company has guaranteed it will purchase a minimum of fifty (50) 275 gallon totes of product in the first twelve month period.  The Company is required to increase the minimum quantities by 25% in the second year, to 62.5 totes.  The initial term of the agreement is two years and will renew for additional one year terms without further action unless otherwise terminated.

Note 11 – Subsequent Events

The Company has evaluated subsequent events through February 22, 2010, the date these financial statements were issued.

On January 20, 2010, the Company issued 150,000 shares of its common stock in exchange for cancelling $40,000 due an attorney for legal services.

On February 1, 2010, the Company issued 23,334 shares to its controller for services rendered. On the same date, the Company issued 95,000 shares to two consultants for services rendered and 12,560 shares to an outside accountant in exchange for cancelling $7,537 due him.

The Company received $360,000 evidenced by a promissory note dated February 11, 2010, that is assessed interest at rate of 5% per annum commencing on February 11, 2010. The note matures on February 11, 2013.  The Company may settle the note in whole or in part utilizing cashless warrants to the note holder for 110% of the amount pledged towards warrants. The cashless warrants will have a 5-year life with an exercise price of fifty cents ($0.50) a share.

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

As the result of a Merger and the change in the business and operations on October 19, 2009, a discussion of the past financial results of Ecoblu (Colorado) is not pertinent and the financial results of Ecoblu (Nevada), the accounting acquirer, are considered the financial results of the Company on a going-forward basis. Ecoblu (Nevada)’s inception was May 20, 2009.

Plan of Operation

The Company originally intended to focus on developing a line of athletic and casual apparel and accessories. We were not able to secure any licensing relationships with any apparel or equipment companies. We have since identified an opportunity to enter the treated lumber products market.

On October 19, 2009 we completed a merger transaction to acquire EcoBlu Products, Inc. (Nevada) which was formed on May 20, 2009 as a Nevada corporation. All operations of Ecoblu Products, Inc.(Nevada) have become the operations of Ecoblu Products, Inc.(Colorado) as of that date with Ecoblu Products, Inc.(Nevada) being the disappearing corporation pursuant to the Merger Agreement.

EcoBlu Products, Inc. is now a manufacturer of proprietary wood products coated with an eco-friendly chemistry that protects against mold, rot, decay, termites and value added fire. EcoBlu products utilizing BLUWOOD™ technology is the ultimate in wood protection, preservation, and fire safety to building components constructed of wood; from I-joists, beams and paneling, to floors and ceilings.

The Company is committed to the development, marketing and sales of environmentally-responsible building materials. We have agreements authorizing us to sell wood products treated with various proprietary chemicals to inhibit fire, water damage, degradation from certain pest infestation and other effects. We operate from leased facilities in Collin County, Texas and San Diego, California. The Company intends but has not begun to sell our value added chemically treated wood products in various regions of the United States, Canada and Mexico.

EcoBlu Products, Inc has developed an affiliate coating program. This program is designed to allow lumber companies to coat commodity lumber their facilities contingent upon their stocking inventory and supporting our EcoBlu EWP products

On January 6, 2010, we announced that that we had signed the Calvert Company, Inc. of Vancouver, WA as our first authorized affiliate. Calvert will manufacture private label glued laminated beams for EcoBlu Products, and will offer to the market its complete line of glued laminated beams including curved and arched, straight, fabricated trusses and custom products; all protected with EcoBlu's BLUWOOD™ and FRC™ (Fire Retardant Coating) technology.

Calvert will operate a licensed factory application center for EcoBlu's BLUWOOD™ and FRC™ coatings and distribute their product line as well as other covered structure wood components coated with licensed technology.

We have purchased several proprietary machines for the chemical treatment of wood products and have four additional systems being built. These machines were purchased from a company controlled by our President. These purchases comprise all of the remaining proprietary equipment held by the related party company.

As of the date of this report we are preparing to ship and install one of the systems to the Calvert Company so they can begin production operations as a participant in our affiliate program.

We have one Coating machine in our Texas facility which we have not been able to bring into use due to issues with the Texas Facility which we are attempting to reconcile with the leaseholder. The remaining systems are at the related party company controlled by our President which is also where the additional four systems are being built.

Financial Summary

Results of Operations for the Three-Months Ended December 31, 2009

The Company reports a net loss of $265,501 for the three-months ended December 31, 2009 primarily comprised of consulting, professional fees and compensation expenses totaling $147,292. Rent expense was $62,417.  Operations for the prior period were related solely to discontinued business operations.

Liquidity and Capital Resources

On December 31, 2009, we had $609 cash on hand and had discontinued our operations marketing our apparel lines.

Our operations used $125,186 of cash in the period of inception (May 20, 2009) through December 31, 2009.  Cash of $739,705 was used in investing activities during the same period, which consisted of $368,687 in payments to purchase coating machines, payments of $339,119 to a related party for equipment deposits on the manufacture of four new coating machines, and payments of $31,899 for tenant improvements in progress on our facilities.  During the same period, we received proceeds from convertible debt financing of $127,000 and $738,500 from the issuance of common stock.

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

Critical Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Ecoblu Products, Inc. and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Property and Equipment
Property and equipment are stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.  Depreciation expense is not recorded on idle property and equipment until such time as it is placed into service.

Long-Lived Assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  At December 31, 2009, the Company determined that none of its long-term assets were impaired.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Convertible Debentures
If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Off-Balance Sheet Arrangements
None Applicable

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer (who is also our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our principal executive officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms to allow timely decisions regarding required disclosure.

Because of the limited personnel and lack of segregation of duties, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our quarterly financial statements.  This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

Changes in Internal Controls

The weaknesses noted above, including those related to limited personnel, were addressed during the quarter ended December 31, 2009.  The Company has taken the following steps to remedy these weaknesses:

1.	Hired an experienced Controller in December 2009.
2.	Controller implemented procedures in January 2010 to improve segregation of duties in the cash receipts, disbursements, reconciliation and reporting process.
3.	Controller also implemented procedures in January 2010 to improve the transaction processing, reconciliation and reporting process.
4.	Management has been interviewing and negotiating with Chief Financial Officer (CFO) candidates with the intention of filling the CFO position by early March 2010.

Other than described above, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(e) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II     OTHER INFORMATION

Item 1     Legal Proceedings

No legal proceedings were initiated by or served upon the Company in the three month period ending December 31, 2009.

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

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

In October the issued a total of 1,250,000 common shares for cash totaling $175,000 and a subscription receivable of $20,000. The sales were made to 2 individuals. Proceeds were used for general operating expenses.

In November 2009 the Company issued a total of 1,713,000 common shares for cash totaling $548,500.  The sales were made to 12 individuals and 2 entities. Proceeds were received by a company related to our President where the proceeds were used as a payment on the purchase of several proprietary machines for the chemical treatment of wood products and deposit for the purchase of 4 additional machines which will comprise the remainder of the proprietary equipment held by the related party company.

In December 2009, the Company received $5,000 in cash for 31,250 shares of common stock from one individual.

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

Convertible Notes
The Company received $127,000 evidenced by a promissory note dated December 22, 2009, that is assessed interest at rate of 5% per annum commencing on December 22, 2009. The note matures on December 22, 2012, when the outstanding principal and accrued interest become fully due and payable. Prior to maturity, the holder has the right to convert the balance owed into 600,000 shares of the Company’s common stock.

The Company received $360,000 evidenced by a promissory note dated February 11, 2010, that is assessed interest at rate of 5% per annum commencing on February 11, 2010. The note matures on February 11, 2013.  The Company may settle the note in whole or in part utilizing cashless warrants to the note holder for 110% of the amount pledged towards warrants. The cashless warrants will have a 5-year life with a Strike Price of fifty cents (.50) a share.

Item 3      Defaults Upon Senior Securities

 None, for the period ending December 31, 2009

Item 4     Submission of Matters to a Vote of Security Holders

None, for the period ending December 31, 2009

Item 5    Other Information

None, for the period ending December 31, 2009

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

10.2    AF21 Product, Purchase, Sales,  Distribution & Service Agreement, (the “Agreement”),  between Ecoblu Products, Inc. and Megola, Inc., dated November 11, 2009 filed as exhibit 10.2 with the registrant’s Quarterly Report on Form 10-Q; filed with the Securities and Exchange Commission on November 23, 2009.

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

Ecoblu Products, Inc. includes herewith the following exhibits:

10.5	Convertible Promissory Note, dated December 22, 2009

10.6	Convertible Promissory Note, dated February 11, 2010

31.1           Certification of Principal Executive and Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))
32.1           Certification of Principal Executive and Principal Financial Officer (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ecoblu Products, Inc.

February 22, 2010	By:	/s/ Steve Conboy
Steve Conboy
President Principal Executive Officer Principal Financial Officer