Form 10-Q
period 2010-03-31
ECOBLU PRODUCTS, INC.
filed 2010-05-24
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	to

	COMMISSION FILE NUMBER:	333-145659

ECOBLU PRODUCTS, INC.

(Exact name of small business issuer as specified in its charter)

	Colorado	20-8677788

	(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

909 West Vista Way
Vista, California 92083

(Address of principal executive offices)

(909) 519-5470

(Registrants telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2010: 74,222,976 shares of common stock

	ECOBLU PRODUCTS, INC.
	Contents
		Page
		Number
PART I	FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements
	March 31, 2010
	Balance Sheets	3
	Statements of Operations	4
	Statements of Cash Flows	5
	Notes to the Interim Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4T	Controls and Procedures	21
Part II	OTHER INFORMATION
Item 1	Legal Proceedings	22
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3	Defaults Upon Senior Securities	22
Item 4	Submission of Matters to a Vote of Security Holders	22
Item 5	Other Information	22
Item 6	Exhibits and Reports	23
SIGNATURES		24

ECOBLU PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2010	2009

Assets	(Unaudited)
Current assets:
Cash	$979,011	$-
Accounts receivable	8,757	-
Inventories	637,885	-
Prepaid rent	-	1,200
Prepaid loan fees	201,779	-

Total current assets	1,827,432	1,200

Property and equipment, net	455,794	-
Other assets:
Equipment deposits - related party	339,118	-
Security deposit	-	5,000
Prepaid trademark costs	4,871	-

Total other assets	343,989	5,000

Total assets	$2,627,215	$6,200

Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$185,611	$5,000
Payroll taxes payable	23,248	-
Due to related party	-	11,200
Other payables and accrued expenses	5,796	-
Convertible notes payable, including accrued interest and net of discount	318,063	-
Loan payable - other	44,500	-

Total current liabilities	939,585	16,200

Long term liabilities
Convertible note payable – including accrued interest and net of discount	393,285	-
Derivative liability	331,336	-

Total liabilities	1,301,839	16,200

Stockholders' (Deficit):
Common stock, $.001 par value; 100,000,000 shares authorized;
Issued and outstanding:
74,222,976 shares at March 31, 2010,
and 60,000 shares at June 30, 2009	74,223	60
Additional paid-in capital	4,144,632	13,140
Common stock subscription receivable	(20,000)	-
Accumulated deficit	(2,873,479)	(23,200)

Total stockholders' (deficit)	1,325,376	(10,000)

Total liabilities and stockholders’ (deficit)	$2,627,215	$6,200

The accompanying notes are an integral part of these financial statements

ECOBLU PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operations

			Period of	Period of
	Three Months	Nine Months	Inception	Inception
	Ended	Ended	(May 20, 2009)	(May 20, 2009)
	March 31,	March 31,	to June 30,	to March 31,
	2010	2010	2009	2010

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$9,207	$ 9,207	$-	$9,207
Cost of Sales	3,423	3,423	-	3,423

Gross Profit	5,784	5,784	-	5,784

Operating expenses:
Research and development	26,624	32,599	-	32,599
Marketing	42,976	60,849	-	60,849
Compensation	44,078	76,540	-	76,540
Rent	248,974	373,319	10,000	383,319
Professional fees	168,432	220,562	-	220,562
Consulting	1,523,930	1,573,430	13,200	1,586,630
Other general and administrative expenses	42,237	73,146	-	73,146

Total operating expenses	2,097,251	2,410,445	23,200	2,,433,645

Loss from operations	(2,091,467)	(2,404,661)	(23,200)	(2,427,861)

Other income (expenses):
Gain on settlement of lease	13,142	13,142	-	13,142
Loss on settlement of debt	(110,720)	(110,720)	-	(110,720)
Change in fair value of derivative liability	(331,336)	(331,336)	-	(331,336)
Interest expense	(15,669)	(16,704)	-	(16,704)

Net income (loss) before income taxes	(2,536,050)	(2,850,279)	(23,200)	(2,873,479)
Provision for income taxes	-	-	-	-

Net income (loss)	$(2,536,050)	$ (2,850,279)	$(23,200)	$(2,873,479)

Basic and diluted net income (loss) per share	$(0.04)	$ (0.06)	$(0.39)

Weighted average shares outstanding	70,737,012	46,255,845	60,000

The accompanying notes are an integral part of these financial statements

ECOBLU PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows

		Period of	Period of
	Nine Months	Inception	Inception
	Ended	(May 20, 2009)	(May 20, 2009)
	March 31,	to June 30,	to March 31,
	2010	2009	2010

	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,850,279)	$(23,200)	$(2,873,479)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on settlement of lease	(13,142)	-	(13,142)
Loss on settlement of debt	110,720	-	110,720
Change in fair value of derivative liability	331,336	-	331,336
Common stock issued for services	1,560,350	-	1,560,350
Common stock issued for payment of rent	95,000	-	95,000
Contributed legal services	-	3,200	3,200
Depreciation expense	1,177	-	1,177
Change in operating assets and liabilities:
(Increase) in accounts receivable	(6,257)	-	(6,257)
(Increase) in inventories	(661,211)	-	(661,211)
(Increase) decrease in prepaid expenses	1,200	(1,200)	-
(Increase) in security deposits	(20,000)	(5,000)	(25,000)
Increase in accounts payable	344,768	-	344,768
Increase in rent payable	138,316	5,000	143,316
Increase in other payables and accrued expenses	29,044	-	29,044
Increase in deferred rent expense	19,445	-	19,445
Increase on amortization of debt discount	10,610	-	10,610
Increase on amortization of loan fees	221	-	221
Increase in accrued interest added to principal	5,873	-	5,873

Net cash used in operating activities	(902,829)	(21,200)	(924,029)

Cash flows from investing activities:
Purchase of equipment	(402,048)	-	(402,048)
Payments for equipment deposits - related party	(339,119)	-	(339,119)
Payments for leasehold improvements	(54,922)	-	(54,922)
Payments for prepaid trademark costs	(4,871)	-	(4,871)

Net cash used in investing activities	(800,960)	-	(800,960)

Cash flows from financing activities:
Proceeds from sale of common stock	728,500	10,000	738,500
Proceeds from debt issuances	2,031,500	-	2,031,500
Advances from related parties	-	11,200	11,200
Payments for redemption of common stock	(5,000)	-	(5,000)
Repayments of related party advances	(11,200)	-	(11,200)
Payment of loan fees	(61,000)	-	(61,000)

Net cash provided by financing activities	2,682,800	21,200	2,704,000

Net increase (decrease) in cash and cash equivalents	979,011	-	-
Beginning balance – cash and cash equivalents	-	-	-

Ending balance – cash and cash equivalents	$979,011	$-	$979,011

Supplemental information:
Interest expense paid	$-	$-	$-

Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ECOBLU PRODUCTS, INC. (A DEVELOPMENT STAGE COMPANY) Condensed Consolidated Statements of Cash Flows
Non-cash investing and financing activities:

During the nine months ended March 31, 2010, the Company issued a convertible note in the amount of $105,000 to a placement advisor for fees due on a $1,500,000 financing (See Notes 4 and 6).

During the nine months ended March 31, 2010, the Company transferred equipment and chemical inventories with a cost basis of $137,119 in consideration for the cancellation of the Company lease and amounts due the landlord on its Texas facilities. The Company recognized a net gain of $13,142 on the transaction (See Note 12).

In connection with the above indicated $1,500,000 financing and the related $105,000 obligation due the placement advisor, the Company issued warrants with a relative fair value totaling $1,290,135 that was accounted for as discounts against the principal amounts due with an offsetting amount recorded to equity (See Note 6).

During the nine months ended March 31, 2010, the Company issued a convertible note in consideration for $127,000. The Company recognized a beneficial conversion feature of $107,000 that was accounted for as a discount against the principal amount due with an offsetting amount recorded to equity (See Note 6).

As of March 31, 2010, the Company recorded a derivative liability of $331,336 for the number of committed and outstanding shares in excess of the number of shares authorized (See Note 8).

During the nine months ended March 31, 2010, the Company issued 4,105,000 shares of its common stock for consulting and advisory services valued at $1,560,300 (See Note 10).

During the nine months ended March 31, 2010, the Company issued 645,782 shares of its common stock in exchange for the cancellation of debt due professional and consultants. The Company valued the shares at $286,877 and recognized a net loss on the cancellation of indebtedness of $110,720 (See Note 10).

In March 2010, the Company issued 250,000 common shares as consideration towards rent due on its Colton facilities. The Company valued these shares at $95,000 (See Notes 7 and 10).

During the nine months ended March 31, 2010, the Company issued 1,137,944 common shares to a related party in exchange for the purchase of equipment with a cost basis of $113,794 (See Note 7).

The accompanying notes are an integral part of these financial statements

ECOBLU PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

1.	Organization and Basis of Presentation

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

ECOBLU was organized May 20, 2009 in Nevada as a wholesale distributor of protective coating products. The Company is in the development stage, as defined in Accounting Codification Standard (“ACS”) topic 915-10, formerly Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. From inception through March 31, 2010, the Company has recorded revenues totaling $9,207. The Company will continue to report as a development stage company until significant revenues are produced.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company is a development stage company presently generating minimal operating revenues and its viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2010, and the results of its operations and cash flows for the three months and nine months ended March 31, 2010 and from its inceptions (May 20, 2009) through March 31, 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Ecoblu Products, Inc. and its wholly owned subsidiary, Ecoblu Products, Inc. of Nevada. Intercompany transactions and balances have been eliminated in consolidation.

ECOBLU PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

Inventories

Inventories are stated at lower of first-in-first out (FIFO) cost or market.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. At March 31, 2010, the Company determined that none of its long-term assets were impaired.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to debt placement fees, consulting and advisory services, debt cancellation, rent, and a related party equipment purchase (See Note 7).

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares at March 31, 2010 that have been excluded from the computation of diluted net loss per share included convertible debt of $2,092,000 convertible into 6,457,050 shares of common stock and warrants exercisable into 27,037,500 shares of common stock.

ECOBLU PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

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

Recent Accounting Pronouncements

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on its financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s condensed consolidated financial statements.

ECOBLU PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

3. Inventories

As of March 31, 2010, inventories consist of the following:

Chemicals	$237,000
Lumber	400,885
$637,885

The above lumber inventories of $400,885 were purchased from a related party (See Note 7).

4.	Prepaid Loan Fees

In March 2010, the Company received $1,500,000 from Iroquois Master Fund, Ltd through the issuance of senior convertible notes and warrants (See Note 6). In connection with this financing, the Company incurred loan fees totaling $202,000 of which $105,000 is due the Placement Agent and is evidenced by a convertible promissory note. The Company also issued 100,000 shares of its common stock to the Placement Agent as partial consideration for its services. The common shares were valued at their respective market value on date the loan closed of $36,000 and are included in loan fees. The remaining fees of $61,000 were paid from the proceeds received.

The $202,000 is being amortized over the one year term of the underlying notes. Amortization charged to interest expense for the three month period ended March 31, 2010 totaled $221.

5.	Property and Equipment

Property and equipment as of March 31, 2010 consists of the following:

Idle Equipment	$380,141
Furniture	18,223
Computer equipment	3,685
Leasehold improvements	54,922
456,971
Less accumulated depreciation	(1,177)
$ 455,794

Depreciation charged to operations for the three and nine months ended March 31, 2010 amounted to $1,177 and $1,177, respectively.

6. Notes Payable
Convertible Notes - $1,500,000 Financing

On March 26, 2010, the Company entered into a definitive agreement with accredited investors to borrow $1,500,000 in gross proceeds before fees and expenses through the issuance of Senior Secured Convertible Notes (the “Notes”) due March 26, 2011.

The Notes bear interest at an annual rate of 8% payable quarterly. At the Company's option, the interest can be paid in either cash or, subject to the satisfaction of certain customary conditions, registered shares of the Company’s common stock. The effective conversion price for a payment in shares is determined from a computation based on 85% of the volume weighted average price of the Company’s common stock for each of the twenty (20) consecutive Trading Days immediately preceding the applicable installment date. At March 31, 2010, the Company has not yet met the customary conditions and thus is currently precluded from paying the interest installments in shares.

ECOBLU PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

The holders, however, may convert the Notes into shares of common stock at a conversion price of $0.40 at any time which upon full conversion of the Notes would result in the issuance of 3,750,000 shares of common stock. Beginning June 26, 2010, the Notes will amortize in ten monthly installments. The amortization payments can be made in, at the Company’s option, either cash or, subject to the satisfaction of certain customary conditions, registered shares of common stock.

In connection with the issuance of the Notes, the Company issued seven different series of warrants to the investors to purchase a total of 26,250,000 shares of its common stock at exercise prices ranging from $0.40 per share to $0.60 per share. The majority of the warrants expire five years from their respective date of issuance. The warrants allow for cashless exercise.

The Company also entered into a Security Agreement to secure payment and performance of the Company's obligations under the Notes pursuant to which the Company granted the investors a security interest in all of its assets.

The Company also executed a Registration Rights Agreement pursuant to which the Company is required to file a registration statement within 30 days of the Closing Date, and the Company is to use its reasonable best efforts to cause the registration statement to be declared effective within 90 days of the Closing Date (120 days in the event the SEC reviews the registration statement).

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible notes were recorded net of discounts that include the relative fair value of the warrants amounting to $1,221,600. The discounts are amortized and charged to operations over the life of the debt using the effective interest method. The initial value of the warrants of $1,221,600 was calculated using the Black Scholes Option Model with a risk free interest rate ranging from 1.04% to 2.59%, volatility of 108.37%, and trading price of $0.36 per share. Amortization of the discount that was charged to operations for the three months ended March 31, 2010 amounted to $1,339.

Interest charged to operations on the principal balance of the notes for the three months ended March 31, 2010 totaled $1,667. The balance of the notes at March 31, 2010, net of discounts totaling $1,220,261, was $281,406.

Placement Agent Loan Fees

In addition, the Company engaged a placement agent with respect to the Notes. Accordingly, as consideration for the placement agent’s services, the placement agent received compensation equal to 7% of the aggregate amount raised in the form of the Notes in the aggregate amount of $105,000 with a voluntary conversion price of $0.40 which can be converted into 262,500 shares of common stock and also include seven different series of warrants to purchase a total of 787,500 shares of its common stock at exercise prices ranging from $0.40 per share to $0.60 per share. The convertible notes were recorded net of discounts that include the relative fair value of the warrants amounting to $68,535. The discounts are amortized and charged to operations over the life of the debt using the effective interest method. The initial value of the warrants of $68,535 was calculated using the Black Scholes Option Model with a risk free interest rate ranging from 1.04% to 2.59%, volatility of 108.37%, and trading price of $0.36 per share. Amortization of the discount that was charged to operations for the three months ended March 31, 2010 amounted to $75.

The majority of the warrants expire five years from their respective date of issuance. The warrants allow for cashless exercise.

In addition, the placement agent was also issued 100,000 shares of the Company’s common stock valued at $36,000. The placement agent is also entitled to compensation equal to 7% for any gross proceeds the Company receives from the exercise of any of the Warrants.

Convertible Note - $127,000 Financing

The Company received $127,000 evidenced by a promissory note that is assessed interest at rate of 5% per annum commencing on December 22, 2009. The note matures on December 22, 2012, when the outstanding principal and accrued interest become fully due and payable. Prior to maturity, the holder has the right to convert the balance owed into 600,000 shares of the Company’s common stock.

ECOBLU PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible note was recorded net of a discount that includes a beneficial conversion feature (“BCF”) amounting to $107,000. The discount is amortized and charged to operations over the life of the debt using the effective interest method. The initial value of the BCF of $107,000 was calculated as the difference between the market value of the 600,000 potential conversion shares at December 22, 2009 (600,000 shares multiplied by the stock price of $0.39 per share, or $234,000), less the effective cost of the conversion at such date (the note balance, or $127,000). For the three-months ended March 31, 2010, interest totaling $1,566 was accrued and charged to operations. During the same three month period, discount amortization charged to operations totaled $8,318. The net note balance at March 31, 2010 is $30,918, which consists of the original note principal of $127,000 plus accrued interest of $1,722 less unamortized discounts totaling $97,804.

Convertible Note - $360,000 Financing

The Company received $360,000 evidenced by a promissory note that is assessed interest at rate of 5% per annum commencing on February 11, 2010. The note matures on February 11, 2013, when the outstanding principal and accrued interest become fully due and payable. Prior to maturity, the holder has the right to convert 110% of the balance owed into cashless warrants to purchase the Company’s common stock at an exercise price of $0.50 per share.

Summary of Convertible Note Balances

The total balance of the convertible notes as of March 31, 2010 is as follows:

Principal balance	$2,092,000
Accrued interest	5,873
Less discount	(1,386,525)

711,348
Less current balances of convertible notes	(318,063)

Long-term convertible notes	$393,285

Loans Payable - Other

During the three months ended March 31, 2010, the Company received $44,500 in advances. As of the date these financial statements were issued, no terms for repayment have been agreed to between the Company and the third parties.

7. Related Party Transactions

In 2009, the Company purchased coating machines totaling $477,294 from two related entities that are controlled by the Company’s President, who is also a majority shareholder. The Company also made $339,119 in equipment deposits to these same related parties for the manufacture of four new coating machines. Approximately 96% of the Company’s Property and Equipment has been purchased from related parties.

During the quarter ended March 31, 2010, the Company made inventory purchases totaling $400,885 from a company controlled by the Company’s President. 63% of the Company’s inventories have been purchased from this related party.

In January 2010, the Company entered into a lease of a manufacturing facility in Colton, California for 9 months. These facilities were previously leased and utilized by a company controlled by the Company’s President and majority shareholder.

ECOBLU PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

During the quarter ended March 31, 2010, the Company issued 3,000,000 shares of the Company’s common stock for strategic consulting services valued at $1,140,000 to an individual that is a 49% owner of a company controlled by the Company’s President.

These related party transactions are not considered to have occurred at arms length.

8.	Derivative Liability

At March 31, 2010 (“the valuation date”), the Company recognized a derivative liability and a correlating charge to operations in the amount of $331,336 pursuant to ASC 815-40-19 “Contracts in Entity's Own Equity” as the number of Company’s potential common shares and the number of actual common shares outstanding at the valuation date exceeded the number of common shares it currently is authorized to issue. The liability was computed based upon those instruments that were in the money on the valuation date. Those instruments consisted of $1,732,000 of debt convertible into 5,737,050 shares of common stock. In the valuation, the Company used the difference between the trading price of the Company’s common shares at March 31, 2010 of $0.36 per share and the conversion price of the related debt ranging from $0.21 to $0.31 per share.

9.	Fair Value of Assets and Liabilities

Determination of Fair Value

The Company’s financial instruments consist of convertible notes payable, loans payable and a derivative liability. The Company believes all of the financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

The Company complies with the provisions of ASC No. 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures.” ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

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

Level 3. Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.

ECOBLU PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

Application of Valuation Hierarchy

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Convertible Notes Payable. The Company assessed that the fair value of this liability to approximate its carrying value based on the effective yields of similar obligations.

Loans Payable - Other. The Company assessed that the fair value of this liability approximates its carrying value due to its short-term nature.

Derivative Liability. The Company assessed that the fair value of this liability approximates its carrying value since its carrying value is determined from the trading price of its common shares.

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

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of March 31, 2010:

Liabilities measured at fair
value at March 31 2010:	Level 1	Level 2	Level 3		Total

Nonrecurring:

Convertible notes payable	$--	$711,348	$--	$$	711,348
Loans payable - other	$--	$44,500	$--		$44,500
Derivative liability	$331,336	$--	$--		$331,336

10. Stockholders' Equity

During the three months ended March 31, 2010, the Company issued a total of 5,000,782 shares of its common stock of which 3,715,000 shares were issued for consulting services valued at $1,418,950, 290,000 shares were issued for legal services valued at $109,400, 100,000 shares were issued as partial consideration to a placement advisor in connection with the Iroquois $1,500,000 financing valued at $36,000, 250,000 shares were issued to the Company’s landlord on its Colton facility valued at $95,000, and 645,782 were issued to various consultants and advisors in connection with the cancellation of $176,157 of debt due them. The 645,782 common shares were valued at $286,877 resulting in a net loss from the cancellation of indebtedness of $110,720 that was charged to operations.

In addition, during the three months ended March 31, 2010, the Company purchased 10,000 shares of its common stock from a shareholder for $5,000. The 10,000 shares were returned to treasury and subsequently cancelled.

During the three months ended March 31, 2010, the Company granted warrants to the Iroquois’ note holders and placement advisor to purchase a total of 27,037,500 common shares at exercise prices ranging from $0.40 to $0.60 per share. The majority of the warrants expire five years from the date of issuance.

ECOBLU PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

The following is a schedule of warrants outstanding as of March 31, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
	Warrants	Exercise	Remaining	Intrinsic
	Outstanding	Price	Life	Value
Balance, December 31, 2009	-	$ -	-	$-
Warrants granted	27,037,500	$0.49	4.49 Years	$-
Warrants expired	-	$ -	-	$-
Balance, March 31, 2010	27,037,500	$0.49	4.49 Years	$-

All the warrants are available for exercise at March 31, 2010.

11.	Income Taxes

As of March 31, 2010, for income tax purposes the Company has unused operating loss carryforwards of approximately $2,800,000, which may provide future federal tax benefits of approximately $952,000 which expire in various years through 2029.

An allowance of $952,000 has been provided to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize.

Utilization of the net operating loss carryforward is subject to significant limitations imposed by the change in control under Internal Revenue Code Section 382, limiting its annual utilization to the value of the Company at the date of change in control multiplied by the federal discount rate.

12.	Commitments and Contingencies

Real Estate Lease – Texas Distribution Center

In May 2009, the Company entered into an agreement to lease a distribution center for three years. The details on the lease are as follows:

	1.	Base rentals - $5,000 for May 2009, $0 for June 2009, and $15,000 per month thereafter.

	2.	Termination date – April 30, 2012.

	3.	Renewal Option – one option for an additional three year period with rent at $16,500 per month.

	4.	Security Deposit - $15,000.

Rent expense related to this lease was $157,761 for the period of inception (May 20, 2009) to March 31, 2010. The Company did not pay the majority of its rent and was in default on this obligation. In March 2010, the Company settled this lease obligation through the transfer of equipment and chemical inventories with cost bases totaling $137,119 in consideration for the cancellation of the Company’s lease and amounts due the landlord. The Company recognized a net gain of $13,142 on the transaction.

Real Estate Lease – Vista, California

In June 2009, the Company entered into an agreement to lease warehouse and office facilities for three years. The details on the lease are as follows:

1.	Base rentals - $5,500 per month beginning October 1, 2009.

2.	Base rentals increase to $6,000 monthly beginning October 1, 2010 and $6,500 monthly beginning October 1, 2011.

ECOBLU PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

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

Rent expense related to this lease was $25,225 for the period of inception (May 20, 2009) to March 31, 2010. The Company had no balance due on this lease at March 31, 2010.

Real Estate Lease – Colton, California

In January 2010, the Company entered into a lease of a manufacturing facility in Colton, California for 9 months. These facilities were previously leased and utilized by a company controlled by the Company’s President and majority shareholder (see Note 7).

Total minimum future lease payments under the Company’s two remaining real estate leases as of March 31, 2010 are as follows:

March 31,
2011	$	165,966
2012		85,500
2013		44,250

Total minimum lease payments		$295,716

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

13. Subsequent Events

Effective April 29, 2010, the Company appointed Rodney H. McKinley to the position of Chief Financial Officer and Principal Financial Officer.

On April 29, 2010, the Company filed an initial registration statement with the Securities and Exchange Commission on Form S-1 to register a total of 40,487,500 shares of its common stock.

In May 2010, the Company issued a total of 158,024 shares for legal and consulting services valued at $41,906.

In May 2010, the Company entered a 3 month agreement with a consultant to provide strategic advisory services for total consideration of $25,000.

ECOBLU PRODUCTS, INC.

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

The Company is committed to the development, marketing and sales of environmentally-responsible building materials. We have agreements authorizing us to coat wood products with various proprietary chemicals to inhibit fire, water damage, degradation from certain pest infestation and other effects. We operate from leased facilities in Colton and San Diego, California. The Company sells our value added chemically treated wood products in various regions of the United States, Canada and Mexico.

EcoBlu Products, Inc has developed an affiliate coating program. This program is designed to allow lumber companies to coat commodity lumber at their facilities contingent upon their stocking inventory and supporting our EcoBlu EWP products.

The Calvert Company, Inc. of Vancouver, WA is our first authorized affiliate. Calvert manufactures private label glued laminated beams for EcoBlu Products, and offers to the market its complete line of glued laminated beams including curved and arched, straight, fabricated trusses and custom products; all protected with EcoBlu's BLUWOOD™ and FRC™ (Fire Retardant Coating) technology. Calvert operates a licensed factory application center for EcoBlu's BLUWOOD™ and FRC™ coatings and distributes their product line as well as other covered structure wood components coated with licensed technology.

We have subsequently added two more authorized affiliates who will operate licensed factory application centers for EcoBlu's BLUWOOD™ and FRC™ coatings.

Luxor Industrial Corporation of Vancouver was added as an international authorized affiliate. Luxor has received proprietary coating equipment and chemistry to operate a fully licensed factory application center for EcoBlu's BLUWOOD(TM) and FRC(TM) coatings. Luxor will distribute their product line as well as other covered structure wood components coated with licensed technology.

Guthrie Properties, LLP is our authorized affiliate in Texas. We resolved issues we had with our intended Texas Facility by divesting ourselves from that facility transferring, equipment and chemical to the leaseholder and contracting with them as an authorized affiliate in Texas.

ECOBLU PRODUCTS, INC.

We have also Leased a facility in Colton, California where we will coat and sell EcoBlu's BLUWOOD(TM) and FRC(TM) treated wood products directly. This facility was formerly operated by a company controlled by our President. The Colton facility has coating equipment and chemical; this facility is currently coating product. We have purchased approximately $400,000 of lumber inventory from a company controlled by our President and are coating this inventory for direct sale, promotional use and ongoing products testing. This was a onetime purchase and clears lumber, some of which had been treated with our product, from that company.

We have four new coating systems being built. These machines were purchased from a company controlled by our President. These last four systems comprise all of the remaining proprietary equipment held by the related party company.

In March 2010, we issued 3,000,000 common shares to an individual for strategic consulting services. The individual is a 49% owner of Frame Right Construction, a company controlled by our President. The common shares were valued at $1,140,000. The consultant has been instrumental in the development of our strategic plan to develop the southern California market and promote EcoBlu's BLUWOOD(TM) and FRC(TM) treated wood products in new construction projects including new tract projects emerging in southern California.

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2010

The Company reports a loss from operations of $2,091,467 for the three-months ended March 31, 2010 primarily comprised of consulting expense of $1,523,930, professional fees of $168,432, rent expense of $248,974, compensation expense of $44,078 and marketing expense of $42,976. Our $1,523,930 of consulting expenses during the current three-month period includes payments made with our common stock totaling $1,418,950. Our $168,432 of professional fees in this period includes payments made with our common stock totaling $109,400. During the same three-month period we also incurred a onetime gain of $13,142 on the settlement of our Texas lease, a loss of $110,720 on the settlement of debt through the issuance of our common stock, a loss of $331,336 from an increase in the fair value of a derivative liability, and $15,669 of interest expense. Our net loss for the period totaled $2,536,050.

The above results of operations can be compared to our previous three-month period ended December 31, 2009 where we reported a net loss of $265,501 primarily comprised of consulting expense of $62,700, professional fees of $52,130, rent expense of $62,417, compensation expense of $32,462, and marketing expense of $17,873.

Liquidity and Capital Resources

On March 31, 2010, we had $979,011 cash on hand. Our operations used $902,829 of cash in the nine month period ended March 31, 2010. Included in our cash used in operations was $400,885 of lumber inventory purchased from a company controlled by our President.

Cash of $800,960 was used in investing activities during the same period, which consisted of $363,500 in payments to purchase coating machines from two related entities that are controlled by the Company’s President, payments of $339,119 to a related party for equipment deposits on the manufacture of four new coating machines, payments of $38,548 for other equipment and furniture, payments of $54,922 for tenant improvements in progress on our facilities, and payments of $4,871 for costs of developing trademarks.

During the same period, we received proceeds from debt financing of $2,031,500 and $738,500 from the issuance of common stock. We made payments during the period of $61,000 for loan fees in connection with our convertible debt financing, $5,000 for the redemption of common stock, and $11,200 for the repayment of related party advances.

On June 30, 2009, we had $0 cash on hand. Our operations for that period used $21,200 of cash in the period of inception (May 20, 2009) through June 30, 2009. During the same period, we received proceeds of $10,000 from the issuance of common stock and $11,200 in advances from a related entity controlled by our President.

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

ECOBLU PRODUCTS, INC.

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

ECOBLU PRODUCTS, INC.
Critical Accounting Policies Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Ecoblu Products, Inc. and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories are stated at lower of first-in-first out (FIFO) cost or market.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. At March 31, 2010, the Company determined that none of its long-term assets were impaired.

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

ECOBLU PRODUCTS, INC.

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

In our prior report on Form 10Q for the period ended December 31, 2009 we determined that because of the limited personnel and lack of segregation of duties, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our quarterly financial statements. This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

Changes in Internal Controls

The weaknesses noted above, including those related to limited personnel, were addressed during the quarter ended December 31, 2009, the recent period ended March 31, 2010 and subsequent to the period ended March 31, 2010. The Company has taken the following steps to remedy these weaknesses:

1.	Hired an experienced Controller in December 2009.

2.	Controller implemented procedures in January 2010 to improve segregation of duties in the cash receipts, disbursements, reconciliation and reporting process.

3.	Controller also implemented procedures in January 2010 to improve the transaction processing, reconciliation and reporting process.

4.	Effective April 29, 2010, engaged a Chief Financial Officer (CFO) with substantial experience in the setup and management of accounting and financial systems.

Other than described above, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(e) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ECOBLU PRODUCTS, INC.
Part II OTHER INFORMATION Item 1 Legal Proceedings

No legal proceedings were initiated by or served upon the Company in the three month period ending March 31, 2010.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

For the three month period ended March 31, 2010, the company has not made any sales of unregistered securities that have not previously been disclosed on Form S-1 under Item 15 “Recent Sales of Unregistered Securities” filed April 29, 2010 and disclosed on Form 8K under Item 3.02 “Unregistered Sales of Equity Securities” filed March 29, 2010.

Item 3	Defaults Upon Senior Securities
None, for the period ending March 31, 2010
Item 4	Submission of Matters to a Vote of Security Holders
None for the period ending March 31, 2010
Item 5	Other Information
None, for the period ending March 31, 2010

ECOBLU PRODUCTS, INC.
Item 6 Exhibits and Reports

Exhibits

Ecoblu Products, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, filed as exhibit 3.1.1 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.

3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.

3.3	Amended Articles of Incorporation ; filed as exhibit 3.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009

4.1	Securities Purchase Agreement dated March 26, 2010; filed as exhibit 10.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.2	Form of Secured Convertible Note; filed as exhibit 10.2 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.3	Form of Security Agreement; filed as exhibit 10.3 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.4	Form of Registration Rights Agreement; filed as exhibit 10.4 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.5	Form of Series A Warrant ; filed as exhibit 10.5 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.6	Form of Series B Warrant ; filed as exhibit 10.6 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.7	Form of Series C Warrant ; filed as exhibit 10.7 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.8	Form of Series D Warrant ; filed as exhibit 10.8 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.9	Form of Series E Warrant ; filed as exhibit 10.9 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.10	Form of Series F Warrant ; filed as exhibit 10.10 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.11	Form of Series G Warrant ; filed as exhibit 10.11 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.12	Convertible Promissory Note, dated December 22, 2009; filed as exhibit 10.5 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on February 22, 2010

4.13	Convertible Promissory Note, dated February 11, 2010; filed as exhibit 10.6 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on February 22, 2010

10.1	Agreement and Plan of Merger – between Ecoblu Products, Inc. (Colorado) and Ecoblu Products Inc. (Nevada), dated October 7, 2009. Additional Parties to the agreement are James H. Watson, Jr., Ken Relyea, Steve Conboy and Mark Vuozzo, as Individuals, filed as exhibit 10.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009.

10.2	AF21 Product, Purchase, Sales, Distribution & Service Agreement, (the “Agreement”), between Ecoblu Products, Inc. and Megola, Inc., dated November 11, 2009 filed as exhibit 10.2 with the registrant’s Quarterly Report on Form 10-Q; filed with the Securities and Exchange Commission on November 23, 2009.

10.3	Purchase, Distribution & Service Agreement, (the “Agreement”), between Ecoblu Products, Inc. Bluwood USA, Inc., dated August 24, 2009, filed as exhibit 10.3 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009.

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

Ecoblu Products, Inc.

Date: May 24, 2010
By: /s/ Steve Conboy, President
Steve Conboy, President Principal Executive Officer
Date: May 24, 2010
By: /s/ Rodney H. McKinley, CFO
Rodney H. McKinley, CFO Principal Financial Officer