Form 10-K
period 2010-06-30
ECOBLU PRODUCTS, INC.
filed 2010-10-13
CIK 1409885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-53875

ECOBLU PRODUCTS, INC.

(Exact name of small business issuer as specified in its charter)

Colorado	20-8677788

(State of incorporation)	(IRS Employer Identification #)

909 West Vista Way Vista, CA 92083 Address of Principal Executive Offices

Registrants telephone number, including area code	(909) 519-5470___________
Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Common Stock, par value $.001 per share

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

[ ] YES [ X ] NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, was $ 863,667 based on 3,755,118 shares at $0.23 per share. The number of shares outstanding of the Registrant's common stock as of June 30, 2010 was 75,594,333.

I

EcoBlu Products, Inc.

	Table of Contents
Business		3
Properties		7
Legal Proceedings		8

Market for Registrants Common Equity, Related Stockholder Matters and Issuer

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters	46
Principal Accounting Fees and Services	50
Exhibits, Financial Statement Schedules	51
Signatures	53

II

EcoBlu Products, Inc.

Business Business Overview

Ecoblu Products, Inc. (formerly, N8 Concepts, Inc.) was incorporated in the state of Colorado on March 21, 2007. In September 2009, we discontinued our plan to market our apparel lines in consideration for the upcoming acquisition of Ecoblu Products, Inc. of Nevada (“ECOBLU”). In anticipation of the acquisition of ECOBLU, we changed our name from N8 Concepts, Inc., to Ecoblu Products, Inc. On October 7, 2009, we entered into an Agreement and Plan of Merger with ECOBLU. In March 2009, we affected a ten-for-one forward split of our common stock. All share and per share information has been retroactively adjusted to reflect the forward stock split.

On October 7, 2009, we entered into an Agreement and Plan of Merger with ECOBLU. Upon completion of the acquisition and subject to the provisions of the Colorado Corporations Code, ECOBLU merged with and into us . The transaction was treated as a reverse acquisition, whereby we ceased our previous business and the business of ECOBLU continued. Prior to this transaction, we were considered to be a shell company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

On October 19, 2009, we completed the Agreement and Plan of Merger with ECOBLU. Upon completion of the acquisition and subject to the provisions of the Colorado Corporations Code; ECOBLU was merged with and into us . We were the surviving corporation in the Merger and continued our corporate existence under the laws of the State of Colorado; the separate existence of ECOBLU ceased. All properties, franchises and rights belonging to us and ECOBLU, by virtue of the Merger and without further act or deed, is vested in the surviving corporation, Ecoblu Products, Inc. The merger between the two companies was treated for financial reporting purposes as a reverse acquisition whereby ECOBLU’s operations will continue to be reported as if it had actually been the acquirer.

We are now a manufacturer of proprietary wood products coated with an eco-friendly chemistry that protects against mold, rot, decay, termites and value added fire. We believe that our products utilizing BLUWOOD™ technology are the ultimate in wood protection, preservation, and fire safety to building components constructed of wood; from I-joists, beams and paneling, to floors and ceilings.

We hold a license to BLUWOOD™ and additional marks which comprise a non-toxic, environmentally friendly wood coating chemical . This license allows Ecoblu to blend chemicals, provide coating services and sell its own line of coated lumber and engineered wood products to the construction industry and the do-it-yourself market. Ecoblu also has a license for a non-toxic flame retardant coating called AF-21, developed by Megola, Inc. When both formulas are applied to wood products, it protects against mold, rot, decay, wood ingesting insects including termites, and fire. The flame retardant coating called AF-21is licensed for the United States. The Bluwood license is for exclusive distribution rights in various territories in the western United States and portions of Canada. The family of Ecoblu products includes dimensional lumber, joists, beams, rim board, sheathing and trim.

Wood components and engineered wood products will be manufactured and coated at the mill and distribution facilities for distribution throughout the United States and for export. These facilities will utilize our custom coating and processing equipment under a leasing agreement.

In order to stimulate rapid adoption of these coatings, Ecoblu will offer production and custom builders a comprehensive value package of coatings, lumber, engineered wood products and supporting engineering services related to design with our products within a value added price range competitive of typical uncoated lumber. Further, Ecoblu will offer an unprecedented limited lifetime warranty for its coated lumber and engineered wood products.

The Ecoblu system of coatings is non-toxic and remains chemically stable over time. The coatings do not emit volatile organic compounds (VOCs), do not leech heavy metals or toxins into groundwater, and do not allow for the growth and propagation of black molds that threaten occupant indoor air quality. The coatings are safe to handle in both their liquid and dry form. More importantly, Ecoblu coatings prevent the degradation of structural lumber that requires existing homes to be periodically rebuilt due to rot or insect damage. Trees and other resources are saved or put to better use elsewhere.

      EcoBlu Products, Inc. We intend to enter the market as an integrated marketer of coated lumber and engineered wood products that are warranted to be free of mold, rot, decay, infestation by insects and fire for the lifetime of the structure. We will offer all of the protection that the licensed chemistries provide in one product.

Products

Ecoblu will commence operation as a marketer of coated lumber and engineered wood products in two primary markets: (i) builders; and (ii) do-it-yourself retailers. In so doing, we will operate the following profit centers:

Chemical manufacturer & marketer; Wood coating facility; Lumber distribution enterprise; Engineered wood products manufacturer; Cut-and-pack builders’ lumberyard.

The Ecoblu product line includes dimensional lumber, wall and floor panels, I-joists, GluLam Beams, LVL beams, truss lumber and trim. These products will be coated at the mill or distributor with our proprietary formula and coating machines. By supporting and providing value added lumber materials direct from the distributors and manufacturer, Ecoblu can create a compelling value package. This package is offered to builders, and provides the protection of Ecoblu coatings at a price that compares favorably to raw, untreated wood.

Ecoblu has administrative offices in Vista, California which also include showroom facilities which will be developed to showcase applications for our products. We have also recently opened an office in Prosper, Texas that includes warehouse space and coating facilities as well as expansion space for administrative offices.

Markets

Ecoblu will launch its coated lumber and engineered wood products (EWP) to builders and retailers in Southern California and Northeast Texas (greater Dallas) markets – those expected to rebound more quickly as the economy recovers.

Roughly 25,800 new housing units will be built during 2009 in Southern California metro areas alone, and approximately 21,000 new units will be built in the Dallas/Ft. Worth/Arlington area of Texas for a total of 46,800 new builds. This is a sufficient number of homes to generate a viable market opportunity for launching Ecoblu products, new building codes notwithstanding. Information provided from NAHB (National Association of Home Builders) and CIRB (Construction Industry Research Board) In these same markets, new housing starts correlate to remodeling/repair ("R&R") activities, where R&R conservatively represents one-third of the value of new housing. This market is addressed through retailers such as Lowe’s, Home Depot and local building supply stores.

Market Opportunity

Coated or treated lumber and wood products generated approximately $6 billion in sales, even in a down year like 2008. Prospects are that revenues will rebound into the $11 billion range by end of year 2010, and likely much higher because of new building codes. Information provided from NAHB (National Association of Home Builders) and CIRB (Construction Industry Research Board) Growth can occur by several means, some occurring simultaneously: Ecoblu increases the number and size of supplied projects with large production builders, emanating from its core markets in southern California and the greater Dallas/Northeast Texas area; Ecoblu licenses additional lumber distributors or yards to apply Ecoblu coatings to raw lumber, and resell

EcoBlu Products, Inc.

Ecoblu coated and Ecoblu manufactured engineered wood products;

     Ecoblu sets up and leases its coating equipment on-site at large lumber producers or mills in the Pacific Northwest, Canada and Southeast US; and Ecoblu leases its coatings chemistry and coating machinery to facilities in Central and South America, the Caribbean, Europe, Africa and Asia Each of these scenarios has its own potential risks and rewards. We will be guided by our results in the California and Texas launch markets. If there is interest from larger distributors, producers or wood product manufacturers, then a careful analysis will help chart the course to expanded chemical sales and licensing operations. If consumer demand picks up and production builders are willing to pay a premium for the dimensional lumber and engineered wood products, we may expand our EWP operations across the country.

To leverage our marketing dollars, we will initially publicize our sales to builders in the two launch markets, and work directly with those builders to develop a high profile for coated lumber and EWP. This will be in the form of advertising, on-site marketing materials, an elaborate “home warrant” ’ registration process and other means to raise the perceived value and brand recognition of Ecoblu products and even command a price premium for homes constructed using Ecoblu products.

This would include LEEDS and Green certifications if the builder applies for such certifications. High-end custom home builders will be approached in both launch markets and will be provided materials to present to their customers, as well as assistance in applying for various certifications, grants and credits.

We will also begin to explore relationships with big-box retailers.

Competitive Advantages

Ecoblu products have a distinct advantage over non-treated lumber products in that it resists mold, rot, decay, termites and fire. Beyond those clear advantages, Ecoblu products have environmental implications as well.

Termite infestation, mold and wood rot: Wood must be removed and disposed of in a local landfill New trees must be sacrificed to save an existing structure

Fumigation is the only recourse for termites, the process is dirty and toxic to the atmosphere Mold can cause serious health problems and contribute to unhealthy interior air environments

Fire inhibitor:

Reduce the risk of losing homes and commercial properties to fire ; and

Protect life and property
Coating technology:

Bluwood technology is topically applied to all wood members which provides a lower cost treatment Prior industry methods of incising or pressure treatment to modify structural values ; and Lower cost application technology provides for lower cost end use product

It is our belief, based upon our experience in the eco-friendly construction industry, that the use of Ecoblu products coated with BLUWOOD™ technology will increase the sustainability of our forest by creating a life-long wood product that will never have to be replaced thus reducing consumption.

      EcoBlu Products, Inc. California is leading the country in local building codes that demand tougher standards for termite infestation, mold, fire and seismic activity. We believe California’s proposed fire safety codes for engineered wood joists will create new demand for fire-retardant coatings. Ecoblu will offer mold, rot, fire and insect protection, representing a great value to builders and homeowners.

Homeowners, faced with the prospect of rebuilding all or part of their home, know firsthand how devastating this can be even if insurance pays for most of the repair.

A home riddled with termite damage or dry rot is an impending calamity during an earthquake, tornado or hurricane, as it is no longer structurally sound .

Growth Opportunities

Dimensional (framing) lumber, and engineered wood products (EWP) such as floor joists, laminated wood beams, roof trusses, rim board and structural panels will represent $18 billion in economic activity when the housing market recovers sometime in 2010. Even in today’s depressed market, the industry will still post numbers exceeding $11 billion for all of 2009. Information provided from NAHB (National Association of Home Builders) and CIRB (Construction Industry Research Board).

By introducing Ecoblu coatings and coated products into southern California and Northeast Texas, We hope to grab market share in two large geographic markets expected to recover more quickly.

Competition

We believe that our coatings and coated wood products are positioned to capture significant market share in the coated and treated wood market. This is a mature market with large established biocide and chemical manufacturers, functionally equivalent technologies and fierce competition. However, we appear to have a unique product with a combination mold, rot, decay, termite and fire retardant coating that satisfies the proposed AC 405 & AC362. In addition AC62, AC66, ASTM D3273, ASTM D1633, ASTM E1294, ASTM G5377, AWPA STD E1-97 and AWPA E10-01 national code requirements and meets HUD standards for above ground structural and sheathing wood components.

It is likely that competitors will field their own offerings, and a few already exist in partial or equivalent form, such as FrameGuard offered by Arch Chemical and Nature Wood offered by Osmose, Inc. However, these are chemical companies that sell to independent wood treaters and lumberyards. They cannot provide an integrated construction package as described herein and therefore provide value pricing to the builder. We believe that for the foreseeable future, the integrated construction value package approach will be an Ecoblu competitive advantage.

From time to time, we will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. There is no assurance that we will be successful in obtaining suitable investment, financing or purchase contracts for our products.

Employees

As of June 30, 2010 Ecoblu had three full time employees consisting of Mr. Conboy, who is also a Director, Mr. Vuozzo, our General Manager and Secretary and Mr. Rod H. McKinely, our Chief Financial Officer. We anticipate that we will hire additional key staff as operations develop in areas of Chief Operating Officer, Vice President Sales and Marketing; research and development, administration and accounting, business development, operations , and sales and marketing.

We expect to use contract labor, management consultants, attorneys, accountants, engineers, and other professionals as necessary to support our management and administrative requirements. The need for employees and their availability will be addressed on a continuing basis.

EcoBlu Products, Inc.

Material Contract and Agreements Purchase, Distribution & Services Agreement

On July 26, 2009, we entered into an AF21 Product, Purchase, Sales, Distribution & Service Agreement, (the “Agreement”), with Megola, Inc., the owner of technical data and intellectual property for a protective coating in order to obtain an exclusive supply of the product, together with certain distribution, marketing and sales rights. The product is a non-toxic non-corrosive fire inhibitor . Pursuant to the Agreement, we guaranteed we will purchase a minimum of four hundred fifty five (455) two hundred and forty five (245) gallon totes of product in the first twelve month period. We are required to increase the minimum quantities in the second year, to 842 totes and in the third year to 1263 totes.

On August 24, 2009, we entered into a Purchase, Distribution & Services Agreement, (the “Agreement”), with BluwoodUSA, Inc., the owner of technical data and intellectual property for protective coatings in order to obtain an exclusive supply of the product, use of the technical data, intellectual property and other information relating to the product and use of the trademarks, together with certain distribution, marketing and sales rights. The coatings provide protection against water, mold, rot, infestation and other damaging effects in wood products. Pursuant to the Agreement, we guaranteed we will purchase a minimum of fifty (50) two hundred and seventy five (275) gallon totes of product in the first twelve month period. We are required to increase the minimum quantities by 25% in the second year, to 62.5 totes. The initial term of the agreement is two years and will renew for additional one year terms without further action unless otherwise terminated.

Governmental Regulation

It is impossible to predict all future government regulation, if any, to which we may be subject until it has been in production for a period of time. The use of assets and/or conduct of business that we are pursuing will be subject to environmental, public health and safety, land use, trade, and other governmental regulations, as well as state and/or local taxation. In acquiring and/or developing businesses in the rubber and recycle industry, management will endeavor to ascertain, to the extent possible due to its current limited resources, the effects of such government regulation on our prospective business . In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of all potential government regulation. The inability to ascertain the complete effect of government regulation on current or future business activity makes our business a higher risk.

Properties

We maintain our official US address of record at 909 West Vista Way, Vista, CA 92083. We do not own any properties and at this time have no agreements to acquire any properties.

Real Estate Lease – Vista, California

In June 2009, we entered into an agreement to lease warehouse and office facilities at 909 West Vista Way, Vista, CA 92083 for three years at a monthly rate of $5,500 per month. Facilities include a 3,500 square foot building with a detached 1,200 square foot warehouse. Rent expense related to this lease was $44,350 for the period of inception (May 20, 2009) to June 30, 2010. The Company had no balance due on this lease at June 30, 2010.

EcoBlu Products, Inc.

Real Estate Lease – Texas Distribution Center

In May 2009, the Company entered into an agreement to lease a distribution center for three years at 300 McKinley Street, Prosper, TX 75078. Rent expense related to this lease was $157,761 for the period of inception (May 20, 2009) to June 30, 2010. The Company did not pay the majority of its rent and was in default on this obligation. In March 2010, the Company settled this lease obligation through the transfer of equipment and chemical inventories with cost bases totaling $128,991 in consideration for the cancellation of the Company’s lease and amounts due the landlord. The Company recognized a net gain of $21,270 on the transaction. Real Estate Lease – Colton, California

In January 2010, the Company entered into a lease of a manufacturing facility in Colton, California for 9 months. These facilities were previously leased and utilized by a company controlled by the Company’s President and majority shareholder

Legal Proceedings

EcoBlu v. Bluewood USA

Subsequent to June 30, 2010, the Company filed a legal action in San Diego Superior Court against the company with which we have signed a Purchase, Distribution and Services Agreement, for lack of performance in the delivery of chemical product and protection of sales territory. The Company has not received a formal response from this action

Express Employment v. N8 Concepts

The Company is involved in a collection proceeding in Colorado for Express Employment vs. N8 Concepts, Inc. (the predecessor to EcoBlu Products, Inc.). This is related to alleged temporary labor provided to N8/EcoBlu that was not paid for. A default judgment has not yet been entered but is estimated at approximately $40,000.

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

EcoBlu Products, Inc.

Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the over-the-counter Electronic Bulletin Board under the symbol ECOB. The table below sets forth the high and low bid prices per share of our common stock for each quarter of our last two years. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Quarter Ended		High Bid		Low Bid

2010

September 30, 2010		$0.11		$0.09

June 30, 2010		$0.28		$0.23

March 31, 2010		$1.13		$0.33

2009

December 31, 2009		$0.51		$0.20

September 30, 2009		$1.25		$0.20

June 30, 2009		$1.50		$1.00

March 31, 2009	$	N/A	$	N/A

2008

December 31, 2008	$	N/A	$	N/A

At June 30, 2010, there were approximately 105 holders of record of our Common Stock. There are currently no stock options outstanding and 27,037,500 warrants outstanding to purchase shares of our Common Stock.

Equity Compensation Plan Information

The EcoBlu Products, Inc. 2010 Employee and Consultant Stock Plan was adopted by majority vote of the Board of Directors on January 8, 2010. The plan authorizes 3,000,000 shares to be issued under the plan. As of August 31, 2010 a total of 729,731 shares remain available for issuance under the plan.

We have no other equity compensation plan at this time.
Dividend Policy

Since inception, no dividends have been paid on our common stock. The Company does not anticipate paying any cash dividends on its common stock in the next 12 month period. The payment of any dividends is at the discretion of the Board of Directors.

Recent Sales of Unregistered Securities

For the three month period ended June 30, 2010, the Company has not made any sales of unregistered securities that have not previously been disclosed on Form S-1 under Item 15 “Recent Sales of Unregistered Securities” filed April 29, 2010 as amended June 29, 2010 and August 13, 2010.

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

EcoBlu Products, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements concerning our plans and intentions included herein may constitute forward-looking statements. There are a number of factors that may affect our future results, including, but not limited to, (a) our ability to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) successful development and market acceptance of our products.

This annual report may contain both historical facts and forward-looking statements. Any forward-looking statements involve risks and uncertainties, including, but not limited to, those mentioned above. Moreover, future revenue and margin trends cannot be reliably predicted.

Financial Condition and Results of Operations

We had gross sales of $ 224,499 and Cost of sales of $229,894 resulting in a Gross loss of $5,395 for the fiscal year ending June 30, 2010. Sales have not yet developed to sufficient levels to improve efficiencies and margins. Operating expenses were

$ 3,493,904; primarily comprised of consulting expense s totaling $1,990,304, professional fees of $ 528,085 and rent expenses totaling 419,219.

As noted in our financial statements, we are a development stage enterprise and as such have had little or no operating revenue from the period of inception through June 30, 2010, while incurring $3,522,499 in operating losses for the same period, of which $3,499,299 was incurred in the year ended June 30, 2010.

Liquidity and Capital Resources

During the fiscal year ending June 30, 2010 net cash used in operating activities totaled $1,389,280; net cash used in investing activities totaled $769,280; cash flows from financing activities provided $2,544,094. The resulting change in cash for the year ending June 30, 2010 was a increase of $385,534. Cash at the beginning of the period totaled $0 resulting in $385,534 cash at the fiscal year ending June 30, 2009.

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

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. All of the Company’s receivables are pledged as collateral for the Company’s $1,500,000 Senior Secured Convertible Notes (see Note 6).

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.

Inventories

Inventories primarily consist of chemicals and lumber and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value). Net realizable value is the estimated selling price in the ordinary course of business. As of June 30, 2010, there were no write-downs of inventory to net realizable value.

Property and Equipment

Property and equipment are stated at cost. Property and equipment purchases with useful lives exceeding one year and major renewals and improvements are charged to the asset accounts, while replacements and maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of assets that range from 3 to 7 years. Leasehold improvements are depreciated over their useful life or the term of the related lease, whichever is shorter. Depreciation expense is not recorded on idle property and equipment until such time as it is placed into service.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. At June 30, 2010, the Company determined that none of its long-term assets were impaired.

EcoBlu Products, Inc.

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

Stock Based Compensation

The Company accounts for stock-based compensation under ACS Topic 505-50. This standard defines a fair value based method of accounting for stock-based compensation. In accordance with ACS Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares at June 30, 2010 that have been excluded from the computation of diluted net loss per share included convertible debt of $2,092,000 convertible into 5,421,500 shares of common stock and warrants exercisable into 27,037,500 shares of common stock.

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

Revenue Recognition and Concentration Risk

The Company recognizes revenue from product sales at the time product is shipped and title passes to the customer. Revenue earned on non-refundable licensing fees is recognized when the licensing fees are received.

The Company had product sales revenue of $84,971 to a single customer. Sales to this customer represented approximately 39% of the Company’s total revenues.

Shipping and Handling Costs

The Company classifies shipping and handling costs associated with the receipt of product as part of cost of sales as reflected in the statement of operations. The Company classifies costs associated with shipping product to customers as part of selling expense as reflected in the statement of operations.

EcoBlu Products, Inc.

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

EcoBlu Products, Inc. develops proprietary wood products coated with an eco-friendly chemistry that protects against mold, rot, decay, termites and value added fire. EcoBlu products utilizing BLUWOOD™ technology is the ultimate in wood protection, preservation, and fire safety to building components constructed of wood; from I-joists, beams and paneling, to floors and ceilings.

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

EcoBlu Products, Inc. has developed an affiliate coating program. This program is designed to allow lumber companies to coat commodity lumber at their facilities contingent upon their stocking inventory and supporting our EcoBlu EWP products.

We will seek additional financing through equity and/or debt financing to develop operations.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. As shown in the accompanying financial statements, we have incurred a net loss of $4,188,207 for the period from inception, May 20, 2009 to June 30 , 2010, and have generated minimal revenue since inception. Our future is dependent upon our ability to obtain financing and upon future profitable operations. Management plans to seek additional financing through the sale of its common stock through private placements. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

EcoBlu Products, Inc.

EcoBlu Products, Inc.
(Formerly: N8 Concepts, Inc.)
Financial Statements

Contents
Page
Reports of Independent Registered Public Accounting Firms	15- 16
Financial Statements
Consolidated Balance Sheets as of June 30, 2010 and June 30, 2009	17
Consolidated Statements of Operations for the years ended June 30, 2010;
the period from inception (May 20, 2009) through June 30, 2009 and
for the period from inception (May 20, 2009) through June 30, 2010	18
Consolidated Statement of Cash Flows for the year ended June 30, 2010;
the period from inception (May 20, 2009) through June 30, 2009 and
for the period from inception (May 20, 2009) through June 30, 2010	19
Consolidated Statement of Changes in Shareholders’ Equity from inception (May 20. 2009)
through June 30, 2010	21
Notes to Consolidated Financial Statements	22 - 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders EcoBlu Products, Inc.:

We have audited the accompanying consolidated balance sheet of EcoBlu Products, Inc. as of June 30, 2010 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EcoBlu Products, Inc. as of June 30, 2010 and the results of their operations and their cash flows for the year ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 1 to the financial statements, the Company is in the development stage with a limited operating history and has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP Englewood, Colorado October 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of EcoBlu Products, Inc:

We have audited the accompanying balance sheet of EcoBlu Products, Inc. (a development stage company) as of June 30, 2009, and the related statements of operations, stockholders' deficit, and cash flows for the period of inception (May 20, 2009) to June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoBlu Products, Inc. as of June 30, 2009, and the results of its operations and its cash flows for the period of inception (May 20, 2009) to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company presently generating no operating revenues and its viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon P. Reuben CPA Jonathon P. Reuben, CPA An Accountancy Corporation Torrance, California October 1, 2009

EcoBlu Products, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2010	2009

Assets

Current Assets:
Cash	$385,534	$-
Accounts receivable, net of allowance for doubtful accounts of $4,487	5,477	-
Loan receivable - related party	23,500	-
Other receivables	5,886	-
Inventory	679,380	-
Prepaid rent	-	1,200
Prepaid loan fees	176,607	-
Deposit	45,155	-

Total current assets	1,321,539	1,200

Property and Equipment, net	429,912	-

Other assets:
Equipment deposits - related party	161,618	-
Security deposit	-	5,000
Prepaid trademark costs	4,871	-

Total other assets	166,489	5,000

Total assets	$1,917,940	$6,200

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$200,900	$32,000
Payroll and taxes payable	106,580	-
Due to related party	-	11.200
Other payables and accrued expenses	15,864	-
Convertible notes, including accrued interest and net of discount	341,681	-
Loans payable - other	44,500	-
Derivative and warrant liabilities	1,656,217	-

Total current liabilities	2,365,742	43,200

Long term liabilities:
Convertible notes payable, including accrued interest and net of discount	407,779	-

Total long term liabilities	407,779	-

Total liabilities	2,773,521	43,200

Shareholder’s Equity (Deficit)
Common stock, $.001 par value, 100,000,000 shares authorized
75,594,333 shares issued and outstanding at June 30, 2010
65,000,000 shares issued and outstanding at June 30, 2009	75,594	65,000
Additional paid-in capital	3,368,972	13,140
Common stock subscription receivable	(20,000)	-
Deficit accumulated during development stage	(4,280,147)	(115,140)

Total shareholders’ equity (deficit)	(855,581)	(37,000)

Total liabilities and shareholders’ equity (deficit)	$1,917,940	$6,200

The accompanying notes are an integral part of these financial statements.

EcoBlu Products, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

		Period of	Period of
	Year	Inception	Inception
	Ended	(May 20, 2009)	(May 20, 2009)
	June 30,	to June 30,	to June 30,
	2010	2009	2010

Revenue
Product sales	$186,161	$-	$185,161
License sales	28,600	-	28,600
Equipment and other sales	9,738	-	9,738

Total revenue	224,499	-	224,499

Cost of Sales	(229,894)	-	(229,894)

Gross Profit (Loss)	(5,395)	-	(5,395)

Operating Expenses
Research and development	46,234	-	46,234
Marketing	58,155	-	58,155
Compensation	270,048	-	270,048
Rent	419,219	10,000	429,219
Professional fees	528,085	-	528,085
Consulting	1,990,304	13,200	2,003,504
Other general and administrative	181,859	-	181,859

Total operating expenses	3,493,904	23,200	3,517,104

Loss from operations	(3,499,299)	(23,200)	(3,522,499)

Other income (Expenses)
Gain on settlement of lease	21,270	-	21,270
Loss on settlement of debt	(99,017)	-	(99,017)
Change in fair value of derivative liability	(51,217)	-	(51,217)
Interest expense	(536,744)	-	(536,744)

Total other income (expenses)	(665,708)	-	(665,708)

Loss before provision for income taxes	(4,165,007)	(23,200)	(4,188,207)

Provision for income taxes	-	-	-

Net loss	$ (4,165,007)	$(23,200)	$ (4,188,207)

Net loss per common share - basic and diluted	$(0.06)	$(0.00)

Weighted average number of common shares outstanding	69,664,125	63,356,098

The accompanying notes are an integral part of these financial statements.

EcoBlu Products, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period of	Period of
	Year	Inception	Inception
	Ended	(May 20, 2009)	(May 20, 2009)
	June 30,	to June 30,	to June 30,
	2019	2009	2010

Cash flows from operating activities
Net loss for the period	$ (4,165,007)	$(23,200)	$ (4,188,207)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on settlement of lease	(21,270)	-	(21,270)
Loss on settlement of debt	99,017	-	99,017
Interest on amortization of debt discount	430,417	-	430,417
Interest on amortization of loan fees	61,394	-	61,394
Change in fair value of derivative liability	900	-	1,800
Common stock issued for services	2,106,250	-	2,106,250
Common stock issued for payment of rent	95,000	-	95,000
Contributed legal services	-	3,200	3,200
Depreciation expense	43,713	-	43,713
Bad debt expense	4,487	-	4,487
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(7,464)	-	(7,464)
(Increase) in other receivables	(5,886)	-	(5,886)
(Increase) in inventory	(702,705)	-	(702,705)
(Increase) decrease in prepaid expenses	1,200	(1,200)	-
(Increase) in deposit	(45,155)	-	(45,155)
(Increase) in security deposits	(20,000)	(5,000)	(25,000)
Increase in accounts payable	391,266	-	391,266
Increase in rent payable	138,316	5,000	143,316
Increase in other payables and accrued expenses	122,441	-	122,441
Increase in deferred rent expense	19,445	-	19,445
Increase in accrued interest added to principal	14,044	-	14,044

Net cash used in operating activities	(1,389,280)	(21,200)	(1,410,480)

Cash flows from investing activities
Payments for loans receivable	(23,500)	-	(23,500)
Purchases of property and equipment	(515,885)	-	(515,885)
Payments for equipment deposits - related party	(161,618)	-	(161,618)
Payments for leasehold improvements	(63,406)	-	(63,406)
Payments for prepaid trademark costs	(4,871)	-	(4,871)

Net cash used in investing activities	(769,280)	-	(768,280)

Cash flows from financing activities
Proceeds from sale of common stock	664,794	10,000	674,794
Proceeds from debt issuances	2,031,500	-	2,031,500
Advances from related party	-	11,200	11,200
Payments for redemption of common stock	(5,000)	-	(5,000)
Repayment of debt issuances	(75,000)	-	(75,000)
Repayments of related party advances	(11,200)	-	(11,200)
Payments of loan fees	(61,000)	-	(61,000)

Net cash provided by financing activities	2,544,094	21,200	2,565,294

Net change in cash and cash equivalents	385,534	-	385,534
Cash and equivalents, beginning of period	-	-	-

Cash and equivalents, end of period	$ 385,534	$-	$ 385,534

The accompanying notes are an integral part of these financial statements.

EcoBlu Products, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period of		Period of
	Year	Inception		Inception
	Ended	(May 20, 2009)		(May 20, 2009)
	June 30,	to June 30,		to June 30,
	2019	2009		2010

Supplemental disclosure with respect to cash flows:
Cash paid during the period for:
Interest expense	$30,889		$-	$30,889

Income taxes	$-		$-	$-

Non-Cash Investing and Financing Activities Year Ended June 30, 2010

On October 19, 2009, the Company ("ECOB") completed an Agreement and Plan of Merger with EcoBlu Products, Inc. a Nevada corporation ("ECOBLU"). Upon completion of the acquisition and subject to the provisions of the Colorado Corporations Code, ECOBLU was merged with and into the Company. The transaction was treated as a reverse acquisition, whereby the business of the Company ceased and the business and ECOBLU continued. the reverse acquisition is further described in Notes 1 and 10.

During the year ended June 30, 2010, the Company issued a convertible note in the amount of $105,000 and 100,000 shares valued at $36,000 to a placement advisor for fees due on a $1,500,000 financing. In May 2010, the Company issued additional common shares to the placement agent other parties valued at $36,000 in connection with the same financing (See Note 4 and 6).

During the year ended June 30, 2010, the Company transferred equipment and chemical inventories with a cost basis of $128,991 in consideration for the cancellation of the Company lease and amounts due the landlord on its Texas facility. the Company recognized a net gain of $21,270 on the transaction (See Note 12).

In connection with the above indicated $1,500,00 financing and the related $105,000 obligation due the placement advisor, the Company recognized a discount of $1,605,000 which included the fair values of the Notes' conversion features and accompanying warrants with an offsetting amount recorded to liability (See Note 6).

During the year ended June 30, 2010, the Company issued a convertible note in consideration for $127,000. The Company recognized a beneficial conversion feature of $107,000 that was accounted for as a discount against the principal amount due with an offsetting amount recorded to equity (See Note 6).

As of June 30, 2010, the Company recognized derivative and warrant liabilities totaling $1,605,000 relating to committed and outstanding shares in excess of the number of shares authorized. At June 30, 2010, the fair value of these derivative and warrant liabilities totaled $1,595,213 (See Note 8).

During the year ended June 30, 2010, the Company issued 5,483,333 shares of its common stock for consulting and advisory services valued at $1,974,450. A total of 120,000 of these shares were cancelled in March 2010 (See Note 10).

During the year ended June 30, 2010, the Company issued 370,000 shares of common stock for legal services valued at $131,800 (See Note 10).

During the year ended June 30, 2010, the Company issued 723,806 shares of its common stock in exchange for the cancellation of debt due professionals and consultants. The Company valued the shares at $306,382 and recognized a net loss on the cancellation of indebtedness of $99,017 (See Note 10).

In March 2010, the Company issued 250,000 common shares as consideration towards rent due on its Colton facilities. The Company valued these shares at $95,000 (See Notes 7 and 10).

During the year ended June 30, 2010, the Company issued 125,000 common shares in exchange for a subscription receivable totaling $20,000.

Period from May 20, 2009 (Inception) to June 20, 2009

During the period from May 20, 2009 (Inception) to June 30, 2009, the Company recognized additional paid-in capital for legal services contributed by a related party that were valued at $3,200.

The accompanying notes are an integral part of these financial statements.

EcoBlu Products, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT)

PERIOD OF INCEPTION (MAY 20, 2009) TO JUNE 30, 2010

								Deficit

							Common	Accumulated

						Additional	Stock	During the

		Share		Common Stock		Paid-in	Subscription	Development

	Date	Price		Shares	Amount	Capital	Receivable	Stage	Totals

BALANCE, May 20, 2009 (Inception)				-	$-	$-	$ -	$-	$-

Recapitalization to effect reverse merger with

Ecoblu Products Inc. (Formerly N8

Concepts, Inc.)				64,940,000	64,940	-	-	(91,940)	(27,000)

Issuance of common stock for cash	6/30/09		$0.17	60,000	60	9,940	-	-	10,000

Contributed legal services				-	-	3,200	-	-	3,200

Net loss				-	-	-	-	(23,200)	(23,200)

BALANCE, June 30, 2009				65,000,000	65,000	13,140	-	(115,140)	(37,000)

Issuance of common stock for cash	10/1/09	16$	0.	1,125,000	1,125	173,875	-	-	175,000

Issuance of common stock for cash	10/1/09	10$	.	1,137,944	1,138	112,656	-	-	113,794

Issuance of common stock for cash	11/4/09		$0.05	20,000	20	4,980	-	-	5,000

Issuance of common stock for cash	11/4/09		$0.15	340,000	340	49,660	-	-	50,000

Issuance of common stock for cash	11/4/09	25$	0.	518,000	518	128,982	-	-	129,500

Issuance of common stock for cash	11/4/09		$0.33	20,000	20	6,480	-	-	6,500

Issuance of common stock for cash	11/4/09	50$	.	380,000	380	179,620	-	-	180,000

Issuance of common stock for cash	12/16/09	16$	0.	31,250	31	4,969	-	-	5,000

				3,572,194	3,572	661,222	-	-	664,794

Issuance of common stock for settlement of debt	1/20/10		$0.67	150,000	150	100,350	-	-	100,500

Issuance of common stock for settlement of debt	2/1/10		$0.53	23,334	23	12,344	-	-	12,367

Issuance of common stock for settlement of debt	2/10/10		$0.45	12,560	13	5,639	-	-	5,652

Issuance of common stock for settlement of debt	3/2/10		$0.37	160,000	160	59,040	-	-	59,200

Issuance of common stock for settlement of debt	3/9/10		$0.36	240,000	240	86,160	-	-	86,400

Issuance of common stock for settlement of debt	3/29/10		$0.38	59,888	60	22,697	-	-	22,757

Issuance of common stock for settlement of debt	5/17/10		$0.25	78,024	78	19,428	-	-	19,506

				723,806	724	305,658	-	-	306,382

Issuance of common stock for consulting and advisory services	11/4/09		$0.25	360,000	360	89,640	-	-	90,000

Issuance of common stock for consulting and advisory services	11/4/09		$0.50	175,000	175	87,325	-	-	87,500

Issuance of common stock for consulting and advisory services	2/10/10		$0.45	95,000	95	42,655	-	-	42,750

Issuance of common stock for consulting and advisory services	3/1/10		$0.36	120,000	120	43,080	-	-	43,200

Issuance of common stock for consulting and advisory services	3/5/10		$0.38	3,300,000	3,300	1,250,700	-	-	1,254,000

Issuance of common stock for consulting and advisory services	3/8/10		$0.43	100,000	100	42,900	-	-	43,000

Issuance of common stock for consulting and advisory services	3/9/10		$0.36	100,000	100	35,900	-	-	36,000

Issuance of common stock for consulting and advisory services	5/28/10		$0.34	200,000	200	67,800	-	-	68,000

Issuance of common stock for consulting and advisory services	6/15/10		$0.30	1,033,333	1,033	308,967	-	-	310,000

				5,483,333	5,483	1,968,967	-	-	1,974,450

Issuance of common stock for legal services	3/5/10		$0.38	250,000	250	94,750	-	-	95,000

Issuance of common stock for legal services	3/9/10		$0.36	40,000	40	14,360	-	-	14,400

Issuance of common stock for legal services	5/11/10		$0.28	80,000	80	22,320	-	-	22,400

				370,000	370	131,430	-	-	131,800

Issuance of common stock for prepaid loan fee	3/26/10		$0.36	100,000	100	35,900	-	-	36,000

Issuance of common stock for prepaid loan fee	5/3/10		$0.36	100,000	100	35,900	-	-	36,000

				200,000	200	71,800	-	-	72,000

Issuance of common stock for rent	3/5/10		$0.38	250,000	250	94,750	-	-	95,000

Issuance of common stock for note	10/1/09		$0.16	125,000	125	19,875	(20,000)	-	-

Redemption and cancellation of common stock				(130,000)	(130)	(4,870)	-	-	(5,000)

Beneficial conversion feature on debt				-	-	107,000	-	-	107,000

Net loss				-	-	-	-	(4,165,007)	(4,165,007)

BALANCE, June 30, 2010				75,594,333	$75,594	$3,368,972	$ (20,000)	$ (4,280,147)	$(855,581)

The accompanying notes are an integral part of these financial statements.

EcoBlu Products, Inc. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS June 30, 2010 and 2009 1. Organization and Basis of Presentation
Organization

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

ECOBLU was organized May 20, 2009 in Nevada as a wholesale distributor and manufacturer of proprietary wood products coated with an eco-friendly chemistry that is designed to protect against mold, rot, decay, termites and fire. The Company has also developed an affiliate coating program that allows lumber companies to coat commodity lumber at their facilities contingent upon their stocking the Company’s inventory and supporting the Company’s products.

The Company is in the development stage, as defined in Accounting Codification Standard (“ACS”) topic 915-10, formerly Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. From inception through June 30, 2010, the Company has recorded revenues totaling $224,499. The Company will continue to report as a development stage company until significant revenues are produced.

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

2. Summary of Significant Accounting Policies

EcoBlu Products, Inc. (A Development Stage Company) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Ecoblu Products, Inc. and its wholly owned subsidiary, Ecoblu Products, Inc. of Nevada. Intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. All of the Company’s receivables are pledged as collateral for the Company’s $1,500,000 Senior Secured Convertible Notes (see Note 6).

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.

Inventories

Inventories primarily consist of chemicals and lumber and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value). Net realizable value is the estimated selling price in the ordinary course of business. As of June 30, 2010, there were no write-downs of inventory to net realizable value.

Property and Equipment

Property and equipment are stated at cost. Property and equipment purchases with useful lives exceeding one year and major renewals and improvements are charged to the asset accounts, while replacements and maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of assets that range from 3 to 7 years. Leasehold improvements are depreciated over their useful life or the term of the related lease, whichever is shorter. Depreciation expense is not recorded on idle property and equipment until such time as it is placed into service.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of

EcoBlu Products, Inc.

(A Development Stage Company) the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. At June 30, 2010, the Company determined that none of its long-term assets were impaired.

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

Stock Based Compensation

The Company accounts for stock-based compensation under ACS Topic 505-50. This standard defines a fair value based method of accounting for stock-based compensation. In accordance with ACS Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares at June 30, 2010 that have been excluded from the computation of diluted net loss per share included convertible debt of $2,092,000 convertible into 5,421,500 shares of common stock and warrants exercisable into 27,037,500 shares of common stock.

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and

EcoBlu Products, Inc.

(A Development Stage Company) disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition and Concentration Risk

The Company recognizes revenue from product sales at the time product is shipped and title passes to the customer. Revenue earned on non-refundable licensing fees is recognized when the licensing fees are received.

The Company had product sales revenue of $84,971 to a single customer. Sales to this customer represented approximately 39% of the Company’s total revenues.

Shipping and Handling Costs

The Company classifies shipping and handling costs associated with the receipt of product as part of cost of sales as reflected in the statement of operations.

The Company classifies costs associated with shipping product to customers as part of selling expense as reflected in the statement of operations.

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

Recent Accounting Pronouncements

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company does not expect the provisions of ASU 2010-22 to have a material effect on the financial position, results of operations or cash flows of the Company.

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs

EcoBlu Products, Inc.

(A Development Stage Company)

Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-20 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective for reported balances in an entity’s financial statements that differ from their underlying U.S. dollar denominated values under Subtopic 830-30-S99-1 occurring in the first interim or annual period ending on or after March 15, 2010. The amendments are to be applied retrospectively. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early

EcoBlu Products, Inc.

(A Development Stage Company) adoption is permitted. The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption. The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update). The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

All of the Company’s inventories are pledged as collateral for the Company’s $1,500,000 Senior Secured Convertible Notes (see Note 6).

Lumber inventories of $400,886 were purchased from a related party (See Note 7). The Company is reliant on a single vendor for purchases of its chemical inventory.

4. Prepaid Loan Fees

In March 2010, the Company received $1,500,000 from Iroquois Master Fund, Ltd through the issuance of senior convertible notes and warrants (See Note 6). In connection with this financing, the Company incurred loan fees totaling $202,000 of which $105,000 is due to the Placement Agent and is evidenced by a convertible promissory note. The Company also issued 100,000 shares of its common stock to the Placement Agent as partial consideration for its services. The common shares were valued at their respective market value on date the loan closed of $36,000 and are included in loan fees. The remaining fees of $61,000 were paid from the proceeds received.

In May 2010, the Company issued additional common shares to the placement agent and other parties valued at $36,000 in connection with the above financing.

The $238,000 total prepaid loan fees are being amortized over the one year term of the underlying notes. Amortization charged to interest expense for the year ended June 30, 2010 totaled $61,393.

Depreciation charged to operations for the year ended June 30, 2010 amounted to $43,838. There was no depreciation expense for the period of inception (May 20, 2009) to June 30, 2009. All of the Company’s property and equipment are pledged as collateral for the Company’s $1,500,000 Senior Secured Convertible Notes (see Note 6).

6. Notes Payable
Convertible Notes - $1,500,000 Financing

On March 26, 2010, the Company entered into a definitive agreement with accredited investors to borrow $1,500,000 in gross proceeds before fees and expenses through the issuance of Senior Secured Convertible Notes (the “Notes”) due March 26, 2011.

The Notes bear interest at an annual rate of 8% payable quarterly. At the Company's option, the interest can be paid in either cash or, subject to the satisfaction of certain customary conditions, registered shares of the Company’s common stock. The effective conversion price for a payment in shares is determined from a computation based on 85% of the volume weighted average price of the Company’s common stock for each of the twenty (20) consecutive Trading Days immediately preceding the applicable installment date. At June 30, 2010, the Company has not yet met the customary conditions and thus is currently precluded from paying the interest installments in shares.

The holders, however, may convert the Notes into shares of common stock at a conversion price of $0.40 at any time which upon full conversion of the Notes would result in the issuance of 3,750,000 shares of common stock. Beginning June 26, 2010, the Notes amortize in ten monthly installments. The amortization payments can be made in, at the Company’s option, either cash or, subject to the satisfaction of certain customary conditions, registered shares of common stock. The first installment payment of $75,000 was made in June 2010.

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

The Company also executed a Registration Rights Agreement pursuant to which the Company is required to file a registration statement within 30 days of the Closing Date, and the Company is to use its reasonable best efforts to cause the registration statement to be declared effective within 90 days of the Closing Date (120 days in the event the SEC reviews the registration statement). The SEC is currently in the process of reviewing the registration statement. If the registration statement is not

EcoBlu Products, Inc.

(A Development Stage Company) declared effective within the 120 days, the Company is obligated to pay the investors “Registration Delay Payments” equal 1% of 67% of each investor’s original principal amount as stated in such investor’s Note. the registration delay payment obligation accrues at a rate of $10,050 in each thirty day period that the registration statement remains not effective commencing on August 23, 2010. Interest accrues on any unpaid Registration Delay Payment at a rate of 1.5% per month (See Note 13 -Subsequent Event).

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible notes were recorded net of discounts that include the relative fair value of the warrants and the Notes’ beneficial conversion features totaling $1,500,000. The discounts are amortized and charged to operations over the life of the debt using the effective interest method. The initial value of the warrants of $1,221,600 was calculated using the Black-Scholes Option Model with a risk free interest rate ranging from 1.04% to 2.59%, volatility of 108.37%, and trading price of $0.36 per share. The beneficial conversion feature of $278,400 was calculated pursuant to ASC Topic 470-20 using a trading price of $0.36 per share and an effective conversion price $0.0742 per share. Amortization of the discounts charged to operations for the year ended June 30, 2010 amounted to $385,792.

Interest charged to operations on the principal balance of the notes for the year ended June 30, 2010 totaled $31,667. The balance of the notes at June 30, 2010, net of discounts totaling $1,114,208, was $312,459.

The $1,500,000 discount was offset to liabilities pursuant to ASC Topic 815-40-25,”Contracts in Entity’s Own Equity.” On the date the proceeds were received, the number of the Company’s authorized but unissued common shares were insufficient to meet all of the Company’s commitments for share issuances under the terms of its convertible notes, options and warrant agreements, thereby requiring liability accounting.

Placement Agent Loan Fees

In addition, the Company engaged a placement agent with respect to the Notes. Accordingly, as consideration for the placement agent’s services, the placement agent received compensation equal to 7% of the aggregate amount raised in the form of the Notes in the aggregate amount of $105,000 with a voluntary conversion price of $0.40 which can be converted into 262,500 shares of common stock and also include seven different series of warrants to purchase a total of 787,500 shares of its common stock at exercise prices ranging from $0.40 per share to $0.60 per share. The convertible notes were recorded net of discounts that include the relative fair value of the warrants and the Notes’ beneficial conversion features totaling $105,000. The discounts are amortized and charged to operations over the life of the debt using the effective interest method. The initial value of the warrants of $68,535 was calculated using the Black-Scholes Option Model with a risk free interest rate ranging from 1.04% to 2.59%, volatility of 108.37%, and trading price of $0.36 per share. The beneficial conversion feature of $36,465 was calculated pursuant to ASC Topic 470-20 using a trading price of $0.36 per share and an effective conversion price $0.1389 per share. Amortization of the discount charged to operations for the three months ended June 30, 2010 amounted to $27,005.

The majority of the warrants expire five years from their respective date of issuance. The warrants allow for cashless exercise.

In March 2010, the placement agent was also issued 100,000 shares of the Company’s common stock valued at $36,000. The placement agent is also entitled to compensation equal to 7% for any gross proceeds the Company receives from the exercise of any of the Warrants.

EcoBlu Products, Inc.

(A Development Stage Company)

In May 2010, the Company issued additional common shares to the placement agent and other parties valued at $36,000 in connection with the same financing.

Interest charged to operations on the principal balance of the notes for the year ended June 30, 2010 totaled $2,217. The balance of the notes at June 30, 2010, net of discounts totaling $77,995, was $29,222.

The $105,000 discount was offset to liabilities pursuant to ASC Topic 815-40-25,”Contracts in Entity’s Own Equity.” On the date the proceeds were received, the number of the Company’s authorized but unissued common shares were insufficient to meet all of the Company’s commitments for share issuances under the terms of its convertible notes, options and warrant agreements, thereby requiring liability accounting.

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

For the year ended June 30, 2010, interest totaling $3,305 was accrued and charged to operations. During the same period, discount amortization charged to operations totaled $17,619. The net note balance at June 30, 2010 is $40,924, which consists of the original note principal of $127,000 plus accrued interest of $3,305 less unamortized discounts totaling $89,381.

Convertible Note - $360,000 Financing

The Company received $360,000 evidenced by a promissory note that is assessed interest at rate of 5% per annum commencing on February 11, 2010. The note matures on February 11, 2013, when the outstanding principal and accrued interest become fully due and payable. Prior to maturity, the holder has the right to convert 110% of the balance owed into cashless warrants to purchase the Company’s common stock at an exercise price of $0.50 per share. Interest charged to operations on the principal balance of the notes for the year ended June 30, 2010 totaled $6,855. The balance of the note at June 30, 2010 was $366,855.

EcoBlu Products, Inc. (A Development Stage Company)
Summary of Convertible Note Balances

The total balance of the convertible notes as of June 30, 2010 is as follows:

The following is a summary of maturities on the Company’s long-term convertible debt for the years ended June 30:

2011	$--
2012	--
2013	497,160

Total maturities of long-term convertible debt	497,160
Less discount on long-term convertible debt at June 30, 2010	(89,381)

Long-term convertible notes payable at June 30, 2010	$407,779

Loans Payable - Other

During the year ended June 30, 2010, the Company received $44,500 in advances. As of the date these financial statements were issued, no terms for repayment have been agreed to between the Company and the third parties.

7. Related Party Transactions

In 2009, the Company purchased coating machines in cash transactions totaling $477,294 from two related entities that are controlled by the Company’s President, who is also a majority shareholder. The Company also made $339,119 in equipment deposits to these same related parties for the manufacture of four new coating machines. A total of $177,500 of these deposits were refunded during the year ended June 30, 2010. Approximately 88% of the Company’s Property and Equipment has been purchased from related parties.

During the year ended June 30, 2010, the Company made inventory purchases totaling $400,886 from a company controlled by the Company’s President.

In January 2010, the Company entered into a lease of a manufacturing facility in Colton, California for 9 months. These facilities were previously leased and utilized by a company controlled by the Company’s President and majority shareholder.

In March 2010, the Company issued 3,000,000 shares of the Company’s common stock for strategic consulting services valued at $1,140,000 to an individual that is a 49% owner of a company controlled by the Company’s President.

EcoBlu Products, Inc. (A Development Stage Company)

These related party transactions are not considered to have occurred at arm’s length.

8. Derivative and Warrant Liabilities

At June 30, 2010 (“the valuation date”), the Company increased its derivative and warrant liabilities and made a correlating charge to operations in the amount of $51,217 pursuant to ASC 815-40-19 “Contracts in Entity's Own Equity,” as the number of Company’s potential common shares plus the number of actual common shares outstanding (“Committed Shares”) at the valuation date exceeded the number of unissued common shares the Company currently has authorized to issue. The shortage in the number of committed shares over the number of authorized but unissued shares at the valuation date totaled 8,053,333. The total liabilities of $1,656,217 at the valuation date are the maximum amount the Company believes it would be liable for if it were required to meet all its committed share obligations. The liabilities consist of two components.

The first component is valuing the shortage of common shares of 7,725,000 using the fair value of Series A and E warrants at the valuation date of $0.2065 per share. The fair value of the Series A and E Warrants of $1,595,213 was calculated using the Black-Scholes Option Model with a risk free interest rate of 1.79%, volatility of 124.93%, and trading price of $0.26 per share. This component is classified as a current liability, due to the underlying warrants being immediately exercisable.

The second component is valuing the remaining shortage in common shares of 328,333 based upon the partial conversion of the debt due Iroquois into 328,333 common shares. The 328,333 shares are valued at the valuation date at $61,004 based upon the difference between the trading price of the Company’s common stock of $0.26 per share and the effective conversion price of $0.0742. This component is classified as a current liability, commensurate with the term of the debt.

The liability will cease to exist once the Company increases the number of its authorized shares to meet all of its committed share obligations. On September 9, 2010, the Company’s Board of Directors approved a resolution to increase the number of authorized shares from 100,000,000 to 500,000,000.

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

EcoBlu Products, Inc.

(A Development Stage Company)

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

Derivative and Warrant Liabilities. The Company assessed that the fair value of these liabilities approximate their carrying value since the carrying value is determined from the trading price of the Company’s common shares.

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

EcoBlu Products, Inc.

(A Development Stage Company)

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of June 30, 2010:

10. Stockholders' Deficit Reverse Acquisition

On October 19, 2009, The Company, formerly known as N8 Concepts, Inc., (“ECOB”) completed an Agreement and Plan of Merger with EcoBlu Products, Inc., a Nevada corporation (“ECOBLU”). Additional parties to the agreement were James H. Watson, Jr., an Individual, Ken Relyea, an Individual, Steve Conboy, an Individual and Mark Vuozzo, an Individual. Mr. Watson and Mr. Relyea were beneficial shareholders of ECOB and Mr. Watson is a director of ECOB. Mr. Conboy is a director and President of ECOB; Mr. Conboy and Mr. Vuozzo were beneficial shareholders and directors of ECOBLU; Mr. Conboy and Mr. Vuozzo were officers of SC Bluwood, Inc.

Upon completion of the acquisition and subject to the provisions of the Colorado Corporations Code; EcoBlu Products, Inc. (Nevada) was merged with and into ECOB. The transaction was treated as a reverse acquisition, whereby the business of the Company ceased and the business and ECOBLU continued. Under the terms of the agreement, the Company’s assets as were sold to Mr. Watson for the sum of one dollar ($1.00) . These assets included the name “N8 Concepts, Inc.” Pursuant to the reverse acquisition, 100% of the issued and outstanding equity of ECOBLU (consisting entirely of 50,000 common shares held by Mr. Conboy and 10,000 common shares held by Mr. Vuozzo) was exchanged on a 1 for 1 basis, resulting in the issuance of 60,000 common shares of the Company’s common stock.

EcoBlu Products, Inc.

(A Development Stage Company)

In connection with the Agreement and Plan of Merger described above, Mr. Watson sold his 40,000,000 common shares of the Company he held to Mr. Conboy and Mr. Vuozzo for $125,000. In addition, Mr. Relyea sold his 10,000,000 common shares of the Company to Mr. Conboy and Mr. Vuozzo for $31,000.

Other Common Stock Issuances

During the year ended June 30, 2010, the Company issued a total of 10,594,333 shares of its common stock of which 3,572,194 shares were issued for $664,794 in cash, 5,483,333 shares were issued for consulting and advisory services valued at $1,974,450, 370,000 shares were issued for legal services valued at $131,800, 200,000 shares were issued as consideration to a placement advisor and other parties in connection with the Iroquois $1,500,000 financing valued at $72,000, 250,000 shares were issued to the Company’s landlord on its Colton facility valued at $95,000, 125,000 shares were issued for a subscription receivable of $20,000, and 723,806 were issued to various consultants and advisors in connection with the cancellation of $207,275 of debt due them. The 723,806 common shares were valued at $306,382 resulting in a net loss from the cancellation of indebtedness of $99,107 that was charged to operations.

In addition, during the year ended June 30, 2010, the Company repurchased 10,000 shares of its common stock from a shareholder for $5,000. The 10,000 shares were returned to treasury and subsequently cancelled. During the same period, an additional 120,000 shares that were previously issued for services were also returned to the treasury and cancelled.

Warrants

During the year ended June 30, 2010, the Company granted warrants to the Iroquois’ note holders and placement advisor to purchase a total of 27,037,500 common shares at exercise prices ranging from $0.40 to $0.60 per share. The majority of the warrants expire five years from the date of issuance.

The following is a schedule of warrants outstanding as of June 30, 2010:

EcoBlu Products, Inc.

(A Development Stage Company)

As of June 30, 2010 and 2009, for income tax purposes the Company has unused operating loss carryforwards of approximately $1,424,000 and $20,000 respectively, which may provide future federal tax benefits of approximately $484,000 and $7,000 which expire in various years through 2029.

Allowances of $484,000 and $7,000 have been provided at June 30, 2010 and 2009 respectively to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize.

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

Rent expense related to this lease was $157,761 for the period of inception (May 20, 2009) to June 30, 2010. The Company did not pay the majority of its rent and was in default on this obligation. In March 2010, the Company settled this lease obligation through the transfer of equipment and chemical inventories with cost bases totaling $128,991 in consideration for the cancellation of the Company’s lease and amounts due the landlord. The Company recognized a net gain of $21,270 on the transaction.

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

EcoBlu Products, Inc. (A Development Stage Company)

Rent expense related to this lease was $44,350 for the period of inception (May 20, 2009) to June 30, 2010. The Company had no balance due on this lease at June 30, 2010.

Real Estate Lease – Colton, California

In January 2010, the Company entered into a lease of a manufacturing facility in Colton, California for 9 months. These facilities were previously leased and utilized by a company controlled by the Company’s President and majority shareholder (see Note 7).

Total minimum future lease payments under the Company’s two remaining real estate leases as of June 30, 2010 are as follows:

Rent expense related to this lease was $227,108 for the period of inception (May 20, 2009) to June 30, 2010.

Purchase, Distribution & Services Agreement

On August 24, 2009, the Company entered into a Purchase, Distribution & Services Agreement, (the “Agreement”), with the owner of technical data and intellectual property for a protective coating in order to obtain an exclusive supply of the product, use of the technical data, intellectual property and other information relating to the product and use of the trademarks, together with certain distribution, marketing and sales rights. Pursuant to the Agreement, the Company has guaranteed it will purchase a minimum of fifty (50) 275 gallon totes of product in the first twelve month period. The Company is required to increase the minimum quantities by 25% in the second year, to 62.5 totes. The initial term of the agreement is two years and will renew for additional one year terms without further action unless otherwise terminated. The Company’s total commitment amount on this agreement at June 30, 2010 was $2,552,344.

EcoBlu Products, Inc. (A Development Stage Company)

Product, Purchase, Sales, Distribution & Service Agreement

On July 26, 2009, we entered into an AF21 Product, Purchase, Sales, Distribution & Service Agreement, (the “Agreement”), with Megola, Inc., the owner of technical data and intellectual property for a protective coating in order to obtain an exclusive supply of the product, together with certain distribution, marketing and sales rights. The product is a non-toxic non-corrosive fire inhibitor. Pursuant to the Agreement, we guaranteed we will purchase a minimum of four hundred fifty five (455) two hundred and forty five (245) gallon totes of product in the first twelve month period. We are required to increase the minimum quantities in the second year, to 842 totes and in the third year to 1263 totes. The Company’s total commitment amount on this agreement at June 30, 2010 was $10,599,681.

Legal Proceedings

Subsequent to June 30, 2010, the Company filed a legal action against the company with which we have signed a Purchase, Distribution and Services Agreement, for lack of performance in the delivery of chemical product and protection of sales territory. An unfavorable outcome on this case could materially impact the sales territory and availability of the related chemical product.

The Company is involved in a collection proceeding in Colorado for Express Employment vs. N8 Concepts, Inc. (the predecessor to EcoBlu Products, Inc.). This is related to alleged temporary labor provided to N8/EcoBlu that was not paid for. A judgment is estimated at approximately $40,000. It is at least reasonably possible that this estimate may materially change in the near term.

The Company accrues the legal costs associated with loss contingencies as the associated legal services are rendered.

13. Subsequent Events

From July 1, 2010 to October 12, 2010, the Company issued 5,075,168 shares of common stock.

On September 9, 2010, the Company’s Board of Directors approved a resolution to increase the number of authorized shares from 100,000,000 to 500,000,000.

As discussed in Note 6, the Company failed to have its registration statement become effective by the “Effective Deadline” of August 22, 2010. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to the investors to pay “Delayed Registration Payments” of $10,050 for each thirty day period after the Effective Deadline that the registration statement is not effective. In addition, any unpaid Delayed Registration Payment accrued interest at a rate of 1.5% per month.

EcoBlu Products, Inc.

Changes In and Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our principal executive officer and our principal financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

The weaknesses noted above, including those related to limited personnel, were addressed during the quarter ended December 31, 2009, the period ended March 31, 2010 and the current period ended June 30, 2010. The Company has taken the following steps to remedy these weaknesses:

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

EcoBlu Products, Inc.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Other Information
None

Directors, Executive Officers and Corporate Governance

Our Current Management

The following table sets forth each of our directors name, age, position and office. Each of their current terms as our directors expires at our next annual shareholder meeting.

Name	Age	Position

Steve Conboy	55	President, Chief Executive Officer, Principal Executive Officer and sole Director

Mark Vuozzo	45	Corporate Secretary and General Manager

Rod McKinley	61	Chief Financial Officer

All executive officers are elected by the Board of Directors and hold office until the next annual meeting of shareholders, or until their successors are duly elected and qualified.

The following is information on the business experience of each director and officer.

Steven Conboy, President and Chief Executive Officer, Director is the founder of Framers Choice, Inc. and SC Bluwood, Inc. Steve started his career in Southern California in 1979. Following 17 years of framing he went to work for Trus Joist, Weyerhaeuser. During his tenure with Trus Joist Mr. Conboy was transferred to Las Vegas to convert the market from Open-Web joists to I- Joists.

In 2001 Mr. Conboy started Framers Choice Inc. (“FCI”) in Las Vegas, Nevada. FCI teamed with Nascor products to market I-Joist in the Western United States. Mr. Conboy’s framing background and engineered wood experience were applied to create the “Wide and Deep”™ floor system. He defined and branded the framing package as the Frame Right System™ in the spring of 2006.

In the fall of 2006 Mr. Conboy created Southern California Bluwood, Inc. with the purchase of BluWood licensing for Southern California and Arizona. By the end of 2007, Mr . Conboy secured all of the BluWood licensing for the Western United States and renamed the company to SC Bluwood, Inc. FCI and SC Bluwood have developed a family of Blu building products and a builder program utilizing these products. Mr. Conboy served as founder and president of SC Bluwood until the company entered into a Definitive Merger Agreement with Ecoblu Products, Inc. on July 28, 2009, at which point, Mr. Conboy became the president of the newly formed, Ecoblu Products, Inc.

EcoBlu Products, Inc.

Mark Vuozzo, Secretary, General Manager was the founder and CEO of MV Technical Sales, LLC a privately held company that serviced the Semiconductor Automated Test industry. Mr. Vuozzo grew the company to span across USA, Asia and Europe with sales in excess of 25 million. In 2006, Mr. Vuozzo sold his interest in MV Technical Sales, LLC. In 2007, Mr. Vuozzo joined Steven Conboy to manage SC Bluwood, Inc., and Framers Choice, Inc. Mr. Vuozzo acted in the capacity of General Manager and Director of both organizations. In 2009 , Mr. Vuozzo joined Ecoblu Products, Inc., as a General Manager and Corporate Secretary to assist in the execution of our corporate charter. Mr. Vuozzo continues to act in the capacity of General Manager and Corporate Secretary.

Rod H. McKinley, Chief Financial Officer , is currently a partner at Kierland CFO Partners, LLC located in Scottsdale, AZ since August 2009. Kierland CFO Partners, LLC provides personalized CFO Services for a wide range of businesses. From Jaunary 2007 to September 2009 , Mr. McKinley was the CFO for Nautical Enterprises, Inc., a yacht broker/dealer company in San Diego, California . At Nautical Enterprises, Inc., Mr. McKinley managed all accounting and finance functions, retooled all accounting and reporting, human resources, technology and budgeting. He was also responsible for banking, insurance and legal relationships, reorganizing service departments into standalone profit centers, and beginning the Sarbanes Oxley compliance process in anticipation of a future equity event.

From 2006 to 2007, Mr. McKinley served as the CFO/Controller for Perry Automotive Group, based in San Diego, CA. His role there included directing the group’s accounting and finance functions including daily operating controls, bank relationships, human resources, tax, 401K, insurance, external and regulatory financial reporting, human resources, technology and staff training.

In 2005 to 2006, Mr. McKinley was the Controller at AutoNation, Inc., a franchised business for new cars and body shops. His responsibilities included directing the group’s accounting and compliance function for Pontiac, Buick and GMC store; Hyundai and Isuzu; Subaru; Chevrolet and a body shop. Mr. McKinley managed two offices with a total of sixteen staff. Approximately 50% of time was spent on SOX compliance issues.

From 2003 to 2005 , Mr. McKinley was a Vice President in the Finance and Administration department of International Cruise and Excursions located in Phoenix, AZ. His responsibilities included directing this private company’s accounting and financial operations including financial reporting, budgeting and forecasting, audits, regulatory reporting, cash flow and treasury functions. He was also responsible for banking relationships and all financial processes for international operations in Europe, Mexico and Australia.

Ecoblu Products, Inc. has not, nor proposes to do so in the future, make loans to any of its officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities.

We have no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us and have therefore eliminated a column specified by Item 402 (c)(2) titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)” in the above Summary Compensation Table No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Employment Agreements
We have not entered into any employments agreements

EcoBlu Products, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that none of the Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended June 30, 2010 were filed timely.

Code of Ethics

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner. Additionally, it has always been the Company’s policy to comply with all applicable laws and provide accurate and timely disclosure. Despite the foregoing, we currently do not have a formal written code of ethics for either our directors or employees. We do not have a formal written code of ethics because we currently only have only a few employees and executives. Our officers and directors are held to the highest degree of ethical standards. Once we expand the executive and management further, we will adopt a written code of ethics for all of our directors, executive officers and employees.

Board of Director Meetings and Committees

The Board of Directors held no meetings during the year ended June 30, 2010.

EcoBlu Products does not have a designated Audit, Nominating or Compensation Committee and relies on the board of directors to perform those functions.

EcoBlu Products, Inc.

EXECUTIVE COMPENSATION

We provide named executive officers and our other employees with a salary to compensate them for services rendered during the fiscal year. Salary amounts for the named executive officers are determined for each executive based on his or her position and responsibility, and on past individual performance. Salary levels are typically considered annually as part of our performance review process. Merit based increases to salaries of the named executive officers are based on our board of directors’ assessment of the individual’s performance.

The following table shows for the year ended June 30 , 2010 and fiscal year ended June 30, 2009, the compensation awarded (earned) or paid by the Company to its named executive officers as that term is defined in Item 402(a)(2) of Regulation S-K. For the fiscal year ended June 30, 2008, Mr. James H. Watson was our President and our only named executive officer. On April 23, 2009, Mr. Watson resigned as President and Mr. Steve Conboy assumed the role of President. In late 2009, Mr. Vuozzo joined Ecoblu Products, Inc., as a General Manager and Corporate Secretary to assist in the execution of our corporate charter. On April 30, 2010, Mr. Rod H. McKinley was appointed to the role of Chief Financial Officer.

								All Other
	Fiscal	Salary ($)					Option	Compensatio
Name and Principal Position	Year		(2)		Bonus		Awards	n	Total ($)

	2010		$0		$0		$0	$0		$0

	2009		67,500		0		0	$0		0
Steve Conboy, President,		$		$		$			$

CEO, Director (1)

Principal Executive Officer

	2010		$0		$0		$0	$0		$0

	2009		0		0		0	$0		0
Rodney H. McKinley,		$		$		$			$

Chief Financial Officer

Principal Financial Officer

Mark Vuozzo	2010		-		-		-	-		-

Secretary, General Manager	2009		-		-		-	-		-

	2010		$0		$0		$0	$0		$0

	2009		0		0		0	$0		0
James H. Watson,		$		$		$			$

Former President (2)

1	Salary is total base salary earned, either unpaid and accrued or paid.

2	Mr. Watson resigned from his position as President and Mr. Conboy was appointed President as of April 23,

2009. Employment Agreements We have no employment agreements currently in place.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None.
Outstanding Equity Awards at Fiscal Year-End
None.
Director Compensation

We do not have a formal plan for director compensation. Our sole director did not receive any type of compensation for serving as a director for the year ended June 30, 2008, June 30, 2009, or June 30, 2010 .

EcoBlu Products, Inc.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table

The following table sets forth, as of August 12 , 2010; the beneficial ownership of our common stock by each person known to beneficially own more than five percent (5%) of our common stock, including options, outstanding as of such date and by our officers and directors as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock

	Amount
	and Nature		Percentag
	of Beneficial		e
	Ownership Acquirabl		of Class
Name and Address of Beneficial Owner	(1)	e	(1), (2) (3)

Steve Conboy , President and CEO	45,000,000	0	58.01%

Mark Vuozzo, Secretary, General Manager	5,000,000	0	6.44%

Rod McKinley, CFO	0	0	0

Iroquois Master Fund Ltd.	3,859,215	0	4.97%

Hudson Bay Fund, LP	5,453,000	0	7.03%

Hudson Bay Overseas Fund, Ltd	7,847,000	0	10.11%

Alpha Capital Anstalt	6,650,000	0	7.73%

Officers and Directors as a Group (3 persons)	50,000,000	0	64.46%

Total	73,809,215	0	95.15%

(1) Gives effect to the shares of Common Stock issuable upon the exercise of all options exercisable within 60 days of August 12, 2010 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.

(2) The denominator is based on total shares outstanding as of July 20, 2010 equal to 77,564,333 held by approximately 110 shareholders of record and an undetermined number of holders in street name.

(3) Includes shares of Common Stock underlying the Series D warrants and/or notes held by the Selling Stockholder that are covered by this prospectus, including any convertible securities that, due to contractual restrictions, may not be exercisable if such exercise would result in beneficial ownership greater than 4.9% .

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Equity Compensation Plan Information The EcoBlu Products, Inc. 2010 Employee and Consultant Stock Plan was adopted by majority vote of the Board of Directors on January 8, 2010. The plan authorizes 3,000,000 shares to be issued under the plan. As of August 31, 2010 a total of 729,731 shares remain available for issuance under the plan. We have no other equity compensation plan at this time.

EcoBlu Products, Inc.

No options, warrants or other convertible securities have been issued to any officer, directors, or others at this time.

EcoBlu Products, Inc.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the quarter ended March 31, 2010, the Company made inventory purchases totaling $400,886 from SC Bluwood, which is controlled by our President, Steven Conboy.

In January 2010, the Company entered into a lease of a manufacturing facility in Colton, California for 9 months. These facilities were previously leased and utilized by a company controlled by the Company’s President and majority shareholder.

In March 2010, the Company issued 3,000,000 shares of the Company’s common stock for strategic consulting services valued at $1,140,000 to an individual that is a 49% owner of a company controlled by the Company’s President.

As of December 31 2009, we purchased coating machines totaling $477,294 from one related entity, SC Bluwood, Inc. which is controlled by our President, Steven Conboy, who is also a majority shareholder. We also made $339,119 in equipment deposits to these same related parties for the manufacture of four new coating machines. A total of $177,500 of these deposits were refunded during the year ended June 30, 2010. Approximately 88% of the Company’s Property and Equipment has been purchased from related parties.

In 2007, Our Secretary Mr. Vuozzo joined our President Steven Conboy to manage SC Bluwood, Inc and Framers Choice, Inc. Mr. Vuozzo acted in the capacity of General Manager and Director of both organizations. SC Bluwood is a company which developed wood frame building components with a proprietary factory applied, two-part coating technology.

On March 20, 2009, we entered into a Letter of Intent ("LOI") with SC Bluwood, Inc a California company, whereby we would acquire SC Bluwood. This LOI was subsequently terminated by mutual agreement of the parties.

In addition, we have acquired license rights for the treatment of wood through	license	agreements	with
BluwoodUSA, Inc We depend upon such agreements to protect our proprietary rights.

In accordance with Item 404 of Regulation S-K, we have described any transaction or any proposed transaction, since the beginning of its last fiscal year, in which we were or are to be a participant and the amount involved exceeds $120,000.00, and in which any related person had or will have a direct or indirect material interest.

Our related party transactions are not considered to have occurred at arm’s length. In addition, we do not currently maintain policies and procedures for the review, approval or ratification of transactions with “related persons” as described in Item 404 of Regulation S-K. However, we intend to create such policies and procedures in the future.

Mr. Conboy has direct beneficial ownership of 45,000,000 shares of voting Common Stock, which represents 58.01% of the issued and outstanding voting Common Stock as of July 22, 2010.

EcoBlu Products, Inc.

Director Independence

Our Common Stock trades on the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors. We do not list the “independent” director definition we use on our Internet website.

Currently, Mr. Conboy serves as the sole member of our Board of Directors, and he is the only member of management who also serves on the Board of Directors. Under the NASDAQ rules, we have determined that Mr. Conboy currently does not qualify as an independent director.

Our Board of Directors will review at least annually the independence of each director. During these reviews, our Board of Directors will consider transactions and relationships between each director (and his or her immediate family and affiliates) and us and our management to determine whether any such transactions or relationships are inconsistent with a determination that the director was independent. The Board of Directors will conduct its annual review of director independence and to determine if any transactions or relationships exist that would disqualify any of the individuals who then served as a director under the rules of the NASDAQ Stock Market, or require disclosure under SEC rules.

EcoBlu Products, Inc.

Principal Accountant Fees and Services (1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending June 30, 2010 was: $13,643 and June 30, 2009 was: $3,200.

(2) Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending June 30, 2010 and 2009.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending June 30, 2010 and 2009.

(4) All Other Fees

No aggregate fees were billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending June 30, 2010 and 2009.

(5) Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2010. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

EcoBlu Products, Inc.

Exhibits, Financial Statement Schedules

Exhibits

Ecoblu Products, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, filed as exhibit 3.1.1 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.

3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.

3.3	Amended Articles of Incorporation ; filed as exhibit 3.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009

4.1	Securities Purchase Agreement dated March 26, 2010; filed as exhibit 10.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.2	Form of Secured Convertible Note; filed as exhibit 10.2 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.3	Form of Security Agreement; filed as exhibit 10.3 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.4	Form of Registration Rights Agreement; filed as exhibit 10.4 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.5	Form of Series A Warrant ; filed as exhibit 10.5 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.6	Form of Series B Warrant ; filed as exhibit 10.6 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.7	Form of Series C Warrant ; filed as exhibit 10.7 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.8	Form of Series D Warrant ; filed as exhibit 10.8 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.9	Form of Series E Warrant ; filed as exhibit 10.9 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.10	Form of Series F Warrant ; filed as exhibit 10.10 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.11	Form of Series G Warrant ; filed as exhibit 10.11 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on March 29, 2010

4.12	Convertible Promissory Note, dated December 22, 2009; filed as exhibit 10.5 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on February 22, 2010

4.13	Convertible Promissory Note, dated February 11, 2010; filed as exhibit 10.6 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on February 22, 2010

10.1	Agreement and Plan of Merger – between Ecoblu Products, Inc. (Colorado) and Ecoblu Products Inc. (Nevada), dated October 7, 2009. Additional Parties to the agreement are James H. Watson, Jr., Ken Relyea, Steve Conboy and Mark Vuozzo, as Individuals, filed as exhibit 10.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009.

EcoBlu Products, Inc.

10.2	AF21 Product, Purchase, Sales, Distribution & Service Agreement, (the “Agreement”), between Ecoblu Products, Inc. and Megola, Inc., dated November 11, 2009 filed as exhibit 10.2 with the registrant’s Quarterly Report on Form 10-Q; filed with the Securities and Exchange Commission on November 23, 2009.

10.3	Purchase, Distribution & Service Agreement, (the “Agreement”), between Ecoblu Products, Inc. Bluwood USA, Inc., dated August 24, 2009, filed as exhibit 10.3 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009.

10.4	Application System Purchase Agreement – between Ecoblu Products, Inc. and SC Bluwood Inc., dated September 28, 2009, filed as exhibit 10.4 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009.

23.1	Consent of Cordovano and Honeck LLP.

23.2	Consent of Jonathan P. Reuben, CPA.

Ecoblu Products, Inc. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))

31.2	Certification of Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer (18 U.S.C. 1350)

EcoBlu Products includes herein the following financial statements:
Page
Reports of Independent Registered Public Accounting Firms	15- 16
Financial Statements
Consolidated Balance Sheets as of June 30, 2010 and June 30, 2009	17
Consolidated Statements of Operations for the years ended June 30, 2010;
the period from inception (May 20, 2009) through June 30, 2009 and
for the period from inception (May 20, 2009) through June 30, 2010	18
Consolidated Statement of Cash Flows for the year ended June 30, 2010;
the period from inception (May 20, 2009) through June 30, 2009 and
for the period from inception (May 20, 2009) through June 30, 2010	19
Consolidated Statement of Changes in Shareholders’ Equity from inception (May 20. 2009)
through June 30, 2010	21
Notes to Consolidated Financial Statements	22 - 39

EcoBlu Products, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EcoBlu Products, Inc.

Registrant

Date: October 13, 2010
By: \s\
Steve Conboy
Steve Conboy, President Principal Executive Officer
Date: October 13, 2010
By: \s\
Rod H. McKinley

Rod H. McKinley, CFO Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 13, 2010
By: \s\ Steve Conboy, President Steve Conboy, President and Director Principal Executive Officer