Form 10-Q
period 2010-09-30
ECOBLU PRODUCTS, INC.
filed 2010-11-22
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                   to

Commission file number:          333-145659

Ecoblu Products, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	20-8677788

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

909 West Vista Way
Vista, California 92083
(Address of principal executive offices)

(909) 519-5470
(Registrants telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.

 ☐ Large accelerated filer    ☐Accelerated filer ☐ Non-accelerated filer    ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☒No

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2010:
78,169,501 shares of common stock

Ecoblu Products, Inc.

Contents

Part I                 FINANCIAL INFORMATION

Item 1 -              Condensed Consolidated Financial Statements September 30, 2010

Ecoblu Products, Inc.
(A Development Stage Company
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2010	2009
	(Unaudited)	Derived from Audited Financial Statements
Assets
Current assets:
Cash	$15,362	$385,534
Accounts receivable, net of allowance for doubtful accounts of $4,487	22,861	5,477
Loan receivable - related party	10,627	23,500
Other receivables	1,200	5,886
Inventory	692,663	679,380
Prepaid loan fees	116,529	176,607
Deposit	-	45,155
Total current assets	859,242	1,321,539
Property and equipment, net	411,715	429,912
Other assets:
Equipment deposits - related party	161,618	161,618
Prepaid trademark costs	4,871	4,871
Total other assets	166,489	166,489
Total assets	$1,437,446	$1,917,940
Liabilities and Stockholders' (Deficit)
Current liabilities:
Accounts payable	$218,961	$200,900
Payroll and taxes payable	170,753	106,580
Advances from related party	139,000	-
Other payables and accrued expenses	41,073	15,864
Convertible notes payable, including accrued interest and net of discount	870,881	341,681
Loan payable - other	44,500	44,500
Derivative and warrant liabilities	1,109,888	1,656,217
Total current liabilities	939,585	16,200
Long term liabilities
Convertible note payable – including accrued interest and net of discount	11,134	407,779
Total long term liabilities	331,336	-
Total liabilities	2,595,056	2,365,742

Stockholders' (Deficit):
Common stock, $.001 par value; 100,000,000 shares authorized;
Issued and outstanding:
78,169,501 shares at September 30, 2010,
and 75,594,333 shares at June 30, 2010	78,170	75,594
Additional paid-in capital	3,914,047	3,368,972
Common stock subscription receivable	(20,000)	(20,000)
Common stock issued for prepaid expense	(10,000)	-
Deficit accumulated during development stage	(5,130,961)	(4,280,147)
Total stockholders' (deficit)	(1,168,744)	(855,581)
Total liabilities and stockholders’ (deficit)	$1,437,446	$1,917,940

The accompanying notes are an integral part of these financial statements

Ecoblu Products, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations

			Period of
	Three Months	Three Months	Inception
	Ended	Ended	(May 20, 2009)
	September 30,	September 30,	to September 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Product sales	$354,117	$-	$540,278
License sales	-	-	28,600
Equipment and other sales	3,000	-	12,738
Total revenue	357,117	-	581,616
Cost of sales	(326,917)	-	(556,811)
Gross profit	30,200	-	24,805

Operating expenses:
Research and development	9,771	-	56,005
Marketing	1,980	-	60,135
Compensation	153,585	-	423,633
Rent	142,456	57,622	571,675
Professional fees	146,724	-	220,562
Consulting	29,701	13,200	2,033,205
Other general and administrative expenses	85,628	35	267,487
Total operating expenses	569,845	70,857	4,086,949
Loss from operations	(539,645)	(70,857)	(4,062,144)
Other income (expenses):
Gain on settlement of lease	-	-	21,270
Gain (loss) on settlement of debt	12,546	-	(86,471)
Loss on modification of debt	(377,084)	-	(377,084)
Change in fair value of derivative liability	793,694	-	742,477
Interest expense	(740,325)	-	(1,277,069)
Total other income (expenses)	(311,169)	-	(976,877)
Net income (loss) before income taxes	(850,814)	(70,857)	(5,039,021)
Provision for income taxes	-	-	-
Net income (loss)	$(850,814)	$(70,857)	$(5,039,021)
Basic and diluted net income (loss) per share	$(0.00)	$(0.00)
Weighted average shares outstanding	76,288,335	66,137,944

The accompanying notes are an integral part of these financial statements

Ecoblu Products, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Equity (Deficit)
Period of Inception (May 20, 2009) to September 30, 2010 (Unaudited)

					Deficit
					Accumulated	Common
	Price			Additional	During	Stock
	Per	Common Stock		Paid-In	Development	Other
	Share	Shares	Amount	Capital	Stage	Consideration	Totals

BALANCE, May 20, 2009		-	$-	$-	$-	$-	$-
(Inception)
Recapitalization to effect reverse
merger with Ecoblu Products, Inc.
(formerly N8 Concepts, Inc.)		64,940,000	64,940	-	(91,940)	-	(27,000)
June 30, 2009
Issuance of common stock for cash	$0.17	60,000	60	9,940	-	-	10,000
Contributed legal services		-	-	3,200	-	-	3,200
Net loss for period		-	-	-	(23,200)	-	(23,200)
BALANCE, June 30, 2009		65,000	65,000	13,140	(115,140)	-	(37,000)
Issuance of common stock for cash:
10/1/2009	0.16	1,125,000	1,125	173,875	-	-	175,000
10/1/2009	0.1	1,137,944	1,138	112,656	-	-	113,794
11/4/2009	0.05	20,000	20	4,980	-	-	5,000
11/4/2009	0.15	340,000	340	49,660	-	-	50,000
11/4/2009	0.25	518,000	518	128,982	-	-	129,500
11/4/2009	0.33	20,000	20	6,480	-	-	6,500
11/4/2009	0.5	380,000	380	179,620	-	-	180,000
12/16/2009	0.16	31,250	31	4,969	-	-	5,000
		3,572,194	3,572	661,222	-	-	664,794
Issuance of common stock for
settlement of debt:
1/20/2010	0.67	150,000	150	100,350	-	-	100,500
2/1/2010	0.53	23,334	23	12,344	-	-	12,367
2/10/2010	0.45	12,560	13	5,639	-	-	5,652
3/2/2010	0.37	160,000	160	59,040	-	-	59,200
3/9/2010	0.36	240,000	240	86,160	-	-	86,400
3/29/2010	0.38	59,888	60	22,697	-	-	22,757
5/17/2010	0.25	78,024	78	19,428	-	-	19,506
		723,806	724	305,658	-	-	306,382
Issuance of common stock for
consulting and advisory services:
11/4/2009	0.25	360,000	360	89,640	-	-	90,000
11/4/2009	0.5	175,000	175	87,325	-	-	87,500
2/10/2010	0.45	95,000	95	42,655	-	-	42,750
3/1/2010	0.36	120,000	120	43,080	-	-	43,200
3/5/2010	0.38	3,300,000	3,300	1,250,700	-	-	1,254,000
3/8/2010	0.43	100,000	100	42,900	-	-	43,000
3/9/2010	0.36	100,000	100	35,900	-	-	36,000
5/28/2010	0.34	200,000	200	67,800	-	-	68,000
6/15/2010	0.3	1,033,333	1,033	308,967	-	-	3,100,000
		5,483,333	5,483	1,968,967	-	-	1,974,450
Issuance of common stock for
legal services:
3/5/2010	0.38	250,000	250	94,750	-	-	95,000
3/9/2010	0.36	40,000	40	14,360	-	-	14,400
5/11/2010	0.28	80,000	80	22,320	-	-	22,400
		370,000	370	131,430	-	-	131,800
Issuance of common stock for
prepaid loan fee:
3/26/2010	0.36	100,000	100	35,900	-	-	36,000
5/3/2010	0.36	100,000	100	35,900	-	-	36,400
		200,000	200	71,800	-	-	72,000

The accompanying notes are an integral part of these financial statements

Ecoblu Products, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Equity (Deficit)
Period of Inception (May 20, 2009) to September 30, 2010 (Unaudited)

					Deficit
					Accumulated	Common	Total
	Price			Additional	During	Stock	Stockholders’
	Per	Common Stock		Paid-In	Development	Other	Equity
	Share	Shares	Amount	Capital	Stage	Consideration	(Deficit)

Issuance of common stock for rent:
3/5/2010	$0.38	250,000	$250	$94,750	$-	$-	$95,000
Issuance of common stock for note:
10/1/2009	0.16	125,000	125	19,875	-	(1)(20,000)	-
Redemption and
cancellation of common stock:		(130,000)	(130)	(4,870)	-	-	(5,000)
Beneficial conversion feature on debt:		-	-	107,000	-	-	107,000
Net loss for period		-	-	-	(4,165,007)		(4,165,007)
BALANCE, June 30, 2010		75,594,333	$75,594	$3,368,972	$(4,280,147)	$(20,000)	$(858,581)

Issuance of common stock for
conversion of debt:
9/10/2010	0.17	333,333	333	56,333	-	-	56,666
9/14/2010	0.14	384,615	385	53,462	-	-	53,847
9/21/2010	0.12	909,090	909	108,182	-	-	109,091
		1,627,038	1,627	217,977	-	-	219,604
Issuance of common stock for
settlement of debt:
7/13/2010	0.24	44,000	44	10,515	-	-	10,559
8/16/2010	0.2	78,024	79	15,526	-	-	15,605
		122,024	123	26,041	-	-	26,164
Issuance of common stock for
consulting and advisory services:
7/13/2010	0.24	16,000	16	3,824	-	-	3,840
8/16/2010	0.2	100,000	100	19,900	-	(2)(10,000)	10,000
8/31/2010	0.16	74,000	74	11,766	-	-	11,840
		190,000	190	35,490	-	-	25,680
Issuance of common stock for
legal services:
8/16/2010	0.2	186,106	186	37,036	-	-	37,222
8/31/2010	0.16	50,000	50	7,950	-	-	8,00
		236,106	236	44,986	-	-	45,222
Issuance of common stock for
lease settlement:	0.2	400,000	400	79,600	-	-	80,000
Re-pricing of warrants		-	-	140,981	-	-	140,981
Net loss for period		-	-	-	(850,814)	-	(850,814)
BALANCE - September 30, 2010		78,169,501	$78,170	$3,914,047	$(5,130,961)	$(30,000)	$(1,168,744)

(1) Common stock subscription receivable
(2) Common stock issued for prepaid expense

The accompanying notes are an integral part of these financial statements

Ecoblu Products, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)

			Period of
	Three Months	Three Months	Inception
	Ended	Ended	(May 20, 2009)
	September 30,	September 30,	to September 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(850,814)	$(70,857)	$(5,039,021)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on settlement of lease	-	-	(21,270)
Loss on modification of debt	377,084	-	377,084
Gain on settlement of debt	(12,546)	-	86,471
Interest on amortization of debt discount	474,174	-	904,591
Interest on amortization of loan fees	60,077	-	121,471
Interest on repricing of warrants	140,981	-	140,981
Change in fair value of derivative liability	(793,694)	-	(742,477)
Common stock issued for services	70,767	-	2,177,017
Common stock issued for payment of rent and lease settlement	80,000	-	175,000
Contributed legal services	-	3,200	3,200
Depreciation expense	18,198	-	61,911
Bad debt expense	-	-	4,487
Change in operating assets and liabilities:
(Increase) in accounts receivable	(17,384)	-	(24,848)
(Increase) decrease in other receivables	4,686	-	(1,200)
(Increase) in inventory	(13,282)	-	(715,987)
(Increase) in prepaid expenses	-	(21,200)	-
Decrease in deposit	45,155	-	-
(Increase) in security deposits	-	(15,000)	(25,000)
Increase in accounts payable	56,905	40,40	448,171
Increase in rent payable	-	-	143,316
Increase in other payables and accrued expenses	89,381	31,235	211,822
Increase in deferred rent expense	-	22,222	19,445
Increase in accrued interest added to principal	65,903	-	79,137
Net cash used in operating activities	(205,219)	(10,000)	(1,615,609)
Cash flows from investing activities:
Proceeds from repayment of loans receivable - related party	85,974	-	85,974
Payments for loans receivable - related party	(73,100)	-	(96,600)
Purchases of property and equipment	-	-	(515,885)
Payments for equipment deposits - related party	-	-	(339,118)
Refunds of equipment deposits - related party	-	-	177,500
Payments for leasehold improvements	-	-	(63,406)
Payments for prepaid trademark costs	-	-	(4,871)
Net cash provided by (used in) investing activities	12,874	-	(756,406)
Cash flows from financing activities:
Proceeds from sale of common stock	-	10,000	674,794
Proceeds from debt issuances	-	-	2,031,500
Advances from related party	139,000	-	150,200
Payments for redemption of common stock	-	-	(5,000)
Repayments of debt issuances	(316,827)	-	(391,827)
Repayments of related party advances	-	-	(11,200)
Payment of loan fees	-	-	(61,000)
Net cash provided by (used in) financing activities	(177,827)	10,000	2,387,467
Net increase (decrease) in cash and cash equivalents	(370,172)	-	15,362
Beginning balance – cash and cash equivalents	385,534	-	-
Ending balance – cash and cash equivalents	$15,362	$-	$15,362
Supplemental information:
Interest expense paid	$56,969	$-	$87,858
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
September 30, 2010
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

The Company is in the development stage, as defined in Accounting Codification Standard (“ACS”) topic 915-10, formerly Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.  From inception through September 30, 2010, the Company has recorded revenues totaling $581,616.  The Company will continue to report as a development stage company until significant revenues are produced.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2010, and the results of its operations and cash flows for the three months ended September 30, 2010 and 2009, and from its inception (May 20, 2009) through September 30, 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended June 30, 2010.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
September 30, 2010
 (Unaudited)

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

Property and Equipment

Property and equipment are stated at cost.  Major renewals and improvements with costs exceeding $500 are charged to the asset accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.  Depreciation expense is recorded on a straight-line basis over the estimated useful lives of assets that range from 3 to 7 years.  Depreciation expense is not recorded on idle property and equipment until such time as it is placed into service.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  At September 30, 2010, the Company determined that none of its long-term assets were impaired.

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

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
September 30, 2010
 (Unaudited)

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect.  Potential common shares at September 30, 2010 that have been excluded from the computation of diluted net loss per share included convertible debt of $1,630,309 convertible into 8,417,257 shares of common stock and warrants exercisable into 27,037,500 shares of common stock.

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

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.  If a BCF is convertible into a variable number of shares it is accounted for as a derivative liability.

Revenue Recognition and Concentration Risk

The Company recognizes income at the time product is shipped and title passes to the customer. Revenues earned on non-refundable licensing fees are recognized when the licensing fees are received.

The Company had product sales revenue of $209,078 to a single customer for the three months ended September 30, 2010.  Sales to this customer represented approximately 59% of the Company’s total revenues for the current three month period.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
September 30, 2010
 (Unaudited)

Shipping and Handling Costs

The Company classifies shipping and handling costs associated with the receipt of product as part of cost of sales as reflected in the statement of income.

The Company classifies costs associated with shipping product to customers as part of selling expense as reflected in the statement of income.

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

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

3. Inventory

As of September 30, 2010, inventories consist of the following:

Chemicals	$180,452
Lumber	512,211
$692,663

The above inventories were purchased from a related party (See Note 7).
The Company is reliant on a single vendor for purchases of its chemical inventory.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
September 30, 2010
 (Unaudited)

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

 The $238,000 total prepaid loan fees are being amortized over the one year term of the underlying notes.  Amortization charged to interest expense for the three months ended September 30, 2010 totaled $60,077. The balance of prepaid loan fees totaled $116,529 at September 30, 2010.

5. Property and Equipment

Property and equipment as of September 30, 2010 consists of the following:

	Useful Life
	(years)

Machinery and equipment	7	$ 378,500
Furniture	5	18,223
Computer equipment	3	3,685
Research and development equipment	5	1,684
Leasehold improvements	3	63,405
		465,497
Less accumulated depreciation		(53,782)
		$ 411,715

Depreciation charged to operations for the three months ended September 30, 2010 amounted to $18,198.
There was no depreciation expense for the three months ended September 30, 2009.

6. Notes Payable

Convertible Notes - $1,500,000 Financing

On March 26, 2010, the Company entered into a definitive agreement with accredited investors to borrow $1,500,000 in gross proceeds before fees and expenses through the issuance of Senior Secured Convertible Notes (the “Notes”) due March 26, 2011.

The Notes bear interest at an annual rate of 8% payable quarterly.  At the Company's option, the interest can be paid in either cash or, subject to the satisfaction of certain customary conditions, registered shares of the Company’s common stock.  The effective conversion price for a payment in shares is determined from a computation based on 85% of the volume weighted average price of the Company’s common stock for each of the twenty (20) consecutive Trading Days immediately preceding the applicable installment date.  At September 30, 2010, the Company has not yet met the customary conditions and thus is currently precluded from paying the interest installments in shares.

The holders, however, may convert the Notes into shares of common stock at a conversion price of $0.40 at any time which upon full conversion of the Notes would result in the issuance of 3,750,000 shares of common stock.  Beginning June 26, 2010, the Notes amortize in ten monthly installments.  The amortization payments can be made in, at the Company’s option, either cash or, subject to the satisfaction of certain customary conditions, registered shares of common stock.  The first installment payment of $75,000 was made in June 2010.  Two installment payments of $158,413 each were made in August 2010.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
September 30, 2010
 (Unaudited)

In connection with the issuance of the Notes, the Company issued seven different series of warrants to the investors to purchase a total of 26,250,000 shares of its common stock at exercise prices ranging from $0.40 per share to $0.60 per share. The majority of the warrants expire five years from their respective date of issuance.  The warrants allow for cashless exercise.

During the three months ended September 30, 2010, the Company agreed to reduce the exercise price of 3,750,000 of these warrants from $0.40 per share to $0.20 per share.  A total of $140,981 was charged to interest expense for the re-pricing of these warrants.

The Company also entered into a Security Agreement to secure payment and performance of the Company's obligations under the Notes pursuant to which the Company granted the investors a security interest in all of its assets.

The Company also executed a Registration Rights Agreement pursuant to which the Company was required to file a registration statement within 30 days of the Closing Date, and the Company is to use its reasonable best efforts to cause the registration statement to be declared effective within 90 days of the Closing Date (120 days in the event the SEC reviews the registration statement).  If the registration statement is not declared effective within the 120 days, the Company was obligated to pay the investors “Registration Delay Payments” equal 1% of 67% of each investor’s original principal amount as stated in such investor’s Note. The registration delay payment obligation accrued at a rate of $10,050 in each thirty day period that the registration statement remains not effective commencing on August 23, 2010.  Interest would accrue on any unpaid Registration Delay Payment at a rate of 1.5% per month.  Pursuant to the Exchange Agreement described in the next paragraph, the Registration Delay Payment obligation has been extinguished.

On October 27, 2010, the Company entered into a separate Exchange Agreement with each of the investors whereby in exchange for each investor’s Note it issued to each investor a Senior Secured Convertible Note (each a “New Note” and collectively, the “New Notes”) which is convertible into shares of the Company’s common stock.  Pursuant to the terms of each Exchange Agreement, the Company is also no longer obligated to register the shares of common stock issuable upon conversion of the New Notes or upon exercise of the warrants (see Note 13 – Subsequent Events).  In addition, the related Registration Delay Payment obligation described in the above paragraph has been extinguished by this Exchange Agreement.

Effective November 10, 2010, the Company filed a request with the SEC to withdraw the registration statement (see Note 13 – Subsequent Events).

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible notes were recorded net of discounts that include the relative fair value of the warrants and the Notes’ beneficial conversion features totaling $1,500,000.  The discounts are amortized and charged to operations over the life of the debt using the effective interest method.  The initial value of the warrants of $1,221,600 was calculated using the Black-Scholes Option Model with a risk free interest rate ranging from 1.04% to 2.59%, volatility of 108.37%, and trading price of $0.36 per share.  The beneficial conversion feature of $278,400 was calculated pursuant to ASC Topic 470-20 using a trading price of $0.36 per share and an effective conversion price $0.0742 per share. Amortization of the discounts charged to operations for the three months ended September 30, 2010 amounted to $376,567.

Interest charged to operations on the principal balance of the notes for the three months ended September 30, 2010 totaled $56,969. The balance of the notes at September 30, 2010, net of discounts totaling $737,641, was $429,167.

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

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
September 30, 2010
 (Unaudited)

Placement Agent Loan Fees

In addition, the Company engaged a placement agent with respect to the Notes.  Accordingly, as consideration for the placement agent’s services, the placement agent received compensation equal to 7% of the aggregate amount raised in the form of the Notes in the aggregate amount of $105,000 with a voluntary conversion price of $0.40 which can be converted into 262,500 shares of common stock and also include seven different series of warrants to purchase a total of 787,500 shares of its common stock at exercise prices ranging from $0.40 per share to $0.60 per share.  The convertible notes were recorded net of discounts that include the relative fair value of the warrants and the Notes’ beneficial conversion features totaling $105,000.  The discounts are amortized and charged to operations over the life of the debt using the effective interest method.  The initial value of the warrants of $68,535 was calculated using the Black-Scholes Option Model with a risk free interest rate ranging from 1.04% to 2.59%, volatility of 108.37%, and trading price of $0.36 per share.  The beneficial conversion feature of $36,465 was calculated pursuant to ASC Topic 470-20 using a trading price of $0.36 per share and an effective conversion price $0.1389 per share.  Amortization of the discount charged to operations for the three months ended September 30, 2010 amounted to $26,360.

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

Interest charged to operations on the principal balance of the notes for the three months ended September 30, 2010 totaled $2,149. The balance of the notes at September 30, 2010, net of discounts totaling $51,634, was $57,731.

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

During the three months ended September 30, 2010, the Company was a party to an agreement to whereby certain increments of a $127,000 convertible note payable were assigned by the original investor to a third party.  The assignment agreement included modifications to the debt increments and embedded conversion features that were more favorable to the borrower, resulting in a $117,151 loss on debt modification that was charged to operations.  Such modifications included an increase in the interest rate to 12%, a shortening of the increments’ maturities to March 10, 2011, and a change in the conversion price to 50% of the lowest trading price for 5 trading days prior to conversion.  During the current three month period, a total of $100,000 (plus accrued interest) of debt increments were assigned to this third party and converted into 1,627,038 shares of the Company's common stock at prices ranging from $0.12 to $0.17 per share.  There were no unconverted assigned increments at September 30, 2010.

For the three months ended September 30, 2010, interest totaling $1,416 was accrued and charged to operations. During the same period, discount amortization charged to operations totaled $71,247.  The net note balance at September 30, 2010 is $11,134, which consists of the remaining note principal and accrued interest totaling $29,269 less unamortized discounts totaling $18,135.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
September 30, 2010
 (Unaudited)

Convertible Note - $360,000 Financing

The Company received $360,000 evidenced by a promissory note that is assessed interest at rate of 5% per annum commencing on February 11, 2010. The note matures on February 11, 2013, when the outstanding principal and accrued interest become fully due and payable. Prior to maturity, the holder has the right to convert 110% of the balance owed into cashless warrants to purchase the Company’s common stock at an exercise price of $0.50 per share. Interest charged to operations on the principal balance of the notes for the three months ended September 30, 2010 totaled $4,560.  The balance of the note at September 30, 2010 was $383,983.

During the three months ended September 30, 2010, the Company was a party to an agreement to whereby a $360,000 convertible note was assigned in full to the same third party as the note increments described above.  The assignment agreement included modifications to the debt and its embedded conversion feature that were more favorable to the borrower, resulting in a $259,933 loss on debt modification that was charged to operations.  Such modifications included an increase in the interest rate to 12%, a shortening of the maturity to March 10, 2011, and a change in the conversion price to 50% of the lowest trading price for 5 trading days prior to conversion.  Pursuant to this debt modification, the Company recognized a derivative liability with an initial value of $247,364 due to a change in the exercise price of the embedded conversion feature from fixed to variable (See Note 8).

Summary of Convertible Note Balances

The balance of the convertible note as of September 30, 2010 is as follows:

Principal balance and accrued interest	$1,689,426
Less discount	(807,411)
882,015
Less current balances of convertible notes	(870,881)
Long-term convertible notes	$11,134

Loans Payable - Other

As of September 30, 2010, the Company had received $44,500 in advances from the same party that originally held the $360,000 note payable described above.  As of the date these financial statements were issued, no terms for repayment have been agreed to between the Company and this third party.

7. Related Party Transactions

As of September 30, 2010, approximately 81% of the Company’s Property and Equipment has been purchased from two related entities that are controlled by the Company’s President, who is also a majority shareholder.

 During the year ended June 30, 2010, the Company made inventory purchases totaling $400,886 from a company controlled by the Company’s President.  The Company made no related party inventory purchases during the three month periods ended September 30, 2010 and 2009.

In January 2010, the Company entered into a lease of a manufacturing facility in Colton, California for 9 months.  These facilities were previously leased and utilized by a company controlled by the Company’s President and majority shareholder.

During the three months ended September 30, 2010, the Company received advances totaling $139,000 from a Company officer who is also a significant shareholder.  Such advances bear no interest and are repayable on or before March 15, 2011.

These related party transactions are not considered to have occurred at arm’s length.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
September 30, 2010
 (Unaudited)

8. Derivative and Warrant Liabilities

At September 30, 2010 (“the valuation date”), the Company decreased its derivative and warrant liabilities and made a correlating credit to operations in the amount of $793,694 pursuant to ASC 815-40-19 “Contracts in Entity's Own Equity,” as the Company had 4,266,478 common shares issuable at a variable price on its $360,000 convertible note payable.  Additionally, the number of Company’s potential common shares plus the number of actual common shares outstanding (“Committed Shares”) at the valuation date exceeded the number of unissued common shares the Company currently has authorized to issue. The shortage in the number of committed shares over the number of authorized but unissued shares at the valuation date totaled 13,624,258. The total liabilities of $1,109,888 at the valuation date are the maximum amount the Company believes it would be liable for if it were required to meet all its variable-share and committed share obligations. The liabilities consist of three components.

The first component is valuing the common shares issuable that are connected with the variable-share convertible debt obligations.  The 4,266,478 shares are valued at the valuation date at $85,330 based upon the difference between the trading price of the Company’s common stock of $0.11 per share and the effective conversion price of $0.09. This component is classified as a current liability, as the debt is immediately convertible.

The second component is valuing the shortage of common shares of 7,725,000 using the fair value of Series A and E warrants at the valuation date of $0.0765 per share. The fair value of the Series A and E Warrants of $590,963 was calculated using the Black-Scholes Option Model with a risk free interest rate of 1.27%, volatility of 127.65%, exercise price of $0.40 per share, and trading price of $0.11 per share.  This component is classified as a current liability, due to the underlying warrants being immediately exercisable.

The third component is valuing the shortage of common shares of 5,899,258 using the fair value of Series B and F warrants at the valuation date of $0.0735 per share. The fair value of the Series B and F Warrants of $433,595 was calculated using the Black-Scholes Option Model with a risk free interest rate of 1.27%, volatility of 127.83%, exercise price of $0.50 per share, and trading price of $0.11 per share.  This component is classified as a current liability, due to the underlying warrants being immediately exercisable.

The second and third components of the liability will cease to exist once the Company increases the number of its authorized shares to meet all of its committed share obligations.  On September 9, 2010, the Company’s Board of Directors approved a resolution to increase the number of authorized shares from 100,000,000 to 500,000,000.  On November 22, 2010 the Company submitted amended articles of incorporation to the State of Colorado stating the same.  The amended articles are currently awaiting the State’s approval.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
September 30, 2010
 (Unaudited)

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

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
September 30, 2010
 (Unaudited)

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

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of September 30, 2010:

Liabilities measured at fair value at September 30, 2010:	Level 1	Level 2	Level 3	Total
Nonrecurring:
Convertible notes payable	$-	$870,881	$-	$870,881

Loans payable - other	$-	$44,500	$-	$44,500

Derivative liability	$-	$-	$1,109,888	$1,109,888

A reconciliation of derivative and warrant liabilities is as follows:

Balance - June 30, 2010	$1,656,217
Initial valued or variable conversion feature on $360,000 note	247,365
Less: change in fair value of derivative liabilities credited to operations	(793,694)
Balance - September 30, 2010	$1,109,888

10. Stockholders' Deficit

Common Stock Issuances

During the three months ended September 30, 2010, the Company issued a total of 2,575,168 shares of its common stock of which 1,627,038 shares were issued for debt conversions of increments totaling $102,453 on the Company’s $127,000 note payable, which also included related losses on debt modification totaling $117,151.  In addition, 400,000 shares valued at $80,000 were issued as additional consideration for the cancellation of the Company’s lease on its Texas facilities, 190,000 shares valued at $35,680 were issued for consulting and advisory services, 236,106 shares valued at $45,222 were issued for legal services, and 122,024 shares were issued to various consultants and advisors in connection with the cancellation of $38,710 of debt due them. The 122,024 common shares were valued at $26,164 resulting in a net gain from the cancellation of indebtedness of $12,546 that was credited to operations.

Warrants

The following is a schedule of warrants outstanding as of September 30, 2010:

		Weighted Average	Weighted Average	Aggregate
	Warrants	Exercise	Remaining	Intrinsic
	Outstanding	Price	Life	Value

Balance, June 30, 2010	27,037,500	$0.49	4.24 years	-
Warrants granted	-	$-	-	-
Warrants expired	-	$-	-	-
Balance September 30, 2010	27,037,500	$0.46	3.99 years	$-

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
September 30, 2010
 (Unaudited)

During the three months ended September 30, 2010, the Company agreed to reduce the exercise price of 3,750,000 of its warrants from $0.40 per share to $0.20 per share.  A total of $140,981 was charged to interest expense for the re-pricing of these warrants.

All the warrants are available for exercise at September 30, 2010.

11. Income Taxes

As of September 30, 2010, for income tax purposes the Company has an unused net operating loss carryforward of approximately $1,890,000, which may provide future federal tax benefits of approximately $643,000, and which expires in various years through 2029.

 An allowance of $643,000 has been provided at September 30, 2010 to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize.

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

Rent expense related to this lease was $17,375 for the three months ended September 30, 2010.

Real Estate Lease – Colton, California

In January 2010, the Company entered into a lease of a manufacturing facility in Colton, California for 9 months.  These facilities were previously leased and utilized by a company controlled by the Company’s President and majority shareholder (see Note 7). Rent expense related to this lease was $45,081 for the three months ended September 30, 2010.

Total minimum future lease payments under the Company’s real estate leases as of September 30, 2010 are as follows:

September 30,
2011                                                       $ 86,911
2012                                                          78,000
Total minimum lease payments         $ 64,911

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
September 30, 2010
 (Unaudited)

Purchase, Distribution & Services Agreement #1

 On August 24, 2009, the Company entered into a Purchase, Distribution & Services Agreement, (the “Agreement”) with the owner of technical data and intellectual property for a protective coating, in order to obtain an exclusive supply of the product, use of the technical data, intellectual property and other information relating to the product and use of the trademarks, together with certain distribution, marketing and sales rights.  Pursuant to the Agreement, the Company has guaranteed it will purchase a minimum of fifty (50) 275 gallon totes of product in the first twelve month period.  The Company is required to increase the minimum quantities by 25% in the second year, to 62.5 totes.  The initial term of the agreement is two years and will renew for additional one year terms without further action unless otherwise terminated.

With regard to the above agreement, the Company has learned from third parties that the seller's formula contains a toxic and carcinogenic contaminant known as chlorothalonil.  After confronting the manufacturer, it was confirmed the toxin exists in the product. The Company’s management does not know how long the toxin has been in the solution. Testing and investigation is ongoing. The seller has indicated nothing as to removing the toxin and is continuing its own investigation of its liabilities.

The Company has not made all of its original purchase commitments in this agreement, due to non-performance by the seller and the existence toxins as described above.  Further, the Company has discontinued selling the product and is pursuing alternative solutions. Management believes that the issue has been isolated to the concentrate form and is not affecting the end user coated product.  The Company is currently in the discovery phase of determining the overall impact of this issue, but legal counsel has advised the Company that the seller is responsible for any liabilities generated from the use of the product.

Purchase, Distribution & Services Agreement #2

On July 26, 2009, the Company entered into an AF21 Product, Purchase, Sales, Distribution & Service Agreement, (the “Agreement”), with Megola, Inc., the owner of technical data and intellectual property for a protective coating in order to obtain an exclusive supply of the product, together with certain distribution, marketing and sales rights. The product is a non-toxic non-corrosive fire inhibitor. Pursuant to the Agreement, the Company guaranteed it will purchase a minimum of four hundred fifty five (455) two hundred and forty five (245) gallon totes of product in the first twelve month period. The Company is required to increase the minimum quantities in the second year, to 842 totes and in the third year to 1,263 totes.

The current agreement expired on November 11, 2010.  On November 10, 2010 the parties signed a term sheet expressing their desire to negotiate a revised agreement.  The parties will continue to work under the terms of current agreement until a new agreement can executed, which is expected to occur in December 2010.  Until that time, both parties agree that neither will enter a new exclusive agreement with any other party.

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

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
September 30, 2010
 (Unaudited)

13. Subsequent Events

From October 1, 2010 to November 20, 2010, the Company issued 7,477,384  shares of common stock.

On September 9, 2010, the Company’s Board of Directors approved a resolution to increase the number of authorized shares from 100,000,000 to 500,000,000.   In October 2010 the Company filed a Schedule 14C Information Statement with the SEC stating the same, which was declared effective by the Commission in November 2010.   The Company plans to submit the necessary amended articles of incorporation to the State of Colorado in December 2010.

As discussed in Note 6, the Company failed to have its registration statement become effective by the “Effective Deadline” of August 22, 2010.  Pursuant to the terms of the Registration Rights Agreement, the Company was obligated to the investors to pay “Delayed Registration Payments” of $10,050 for each thirty day period after the Effective Deadline that the registration statement is not effective. In addition, any unpaid Delayed Registration Payment would accrue interest at a rate of 1.5% per month.  Effective November 10, 2010, the Company filed a request with the SEC to withdraw the registration statement.  Pursuant to the Exchange Agreement described in the next paragraph, the Registration Delay Payment obligation has been extinguished.

On October 27, 2010, the Company entered into a separate Exchange Agreement with each of the investors whereby in exchange for each investor’s Note it issued to each investor a Senior Secured Convertible Note (each a “New Note” and collectively, the “New Notes”) which is convertible into shares of the Company’s common stock.  Pursuant to the terms of each Exchange Agreement, the Company is also no longer obligated to register the shares of common stock issuable upon conversion of the New Notes or upon exercise of the warrants.

The aggregate original principal amount of all New Notes is $1,287,834.  Pursuant to the terms thereof, each of the New Notes amortizes in six equal installments (November 24, 2010, December 23, 2010, January 24, 2011, February 22, 2011, March 22, 2011, and March 26, 2011). The Company may pay each monthly installment amount due under each of the New Notes, at its option, in cash or, subject to the satisfaction of customary equity conditions, in shares of the Company’s common stock.  If the Company elects to make payment in shares of its common stock, the number of shares issued by the Company will be determined by dividing the installment amount being converted by the lowest of (a) the conversion price then in effect, (b) 70% of the average of the 3 lowest closing bid prices of our common stock during the 20 consecutive trading day period immediately preceding the applicable installment date and (c) 70% of the closing bid price of our common stock on the trading day immediately preceding the applicable installment date. The Company has elected to pay the November 24, 2010 installment amount in cash.  The New Notes continue to be secured by all of the assets of the Company.  The Exchange Agreements do not amend or modify any of the Warrants unless the Company fails to timely pay the entire November 24, 2010 installment amount.

Subsequent to the three months ended September 30, 2010, the Company was a party to an agreement whereby certain increments of  a $360,000 convertible note payable were assigned by the original investor to a third party. As of the date of this report, a total of $225,000 of debt increments were assigned to this third party and converted into 7,477,384 shares of the Company's common stock.

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

Results of Operations for the Three-Months Ended September 30, 2010 as Compared to the Three-Months Ended September 30, 2009

Revenues and Cost of Sales - For the three-months ended September 30, 2010 we had total revenues of $357,117 (consisting of $354,117 from product sales and $3,000 from equipment sales), as compared to no revenues for the three-month period ended September 30, 2009.  Our cost of sales and gross profit for the three-months ended September 30, 2010 was $326,917 and $30,200, respectively, as compared to no cost of sales or gross profit three-month period ended September 30, 2009.  Sales have not yet developed to sufficient levels to improve efficiencies and margins.

Operating Expenses - For the three-months ended September 30, 2010 our total operating expenses were $569,845, as compared to total operating expenses of $70,857 for the three-months ended September 30, 2009.  For the three-months ended September 30, 2010 our operating expenses consisted of $9,771 of research and development expense, $1,980 of marketing expense, $153,585 of compensation and related costs, $142,456 of rent expense, $146,724 of professional fees, $29,701 of consulting fees, and $85,628 of other general and administrative expenses.  This is compared to operating expenses for the three-months ended September 30, 2009 which consisted of $57,622 of rent expense, $13,200 of consulting expense, and $35 of other general and administrative expenses.

Other Income (Expenses) - For the three-months ended September 30, 2010 we had other income (expenses) that included a $12,546 gain on the settlement of debt from the payment of accounts payable through issuances of our common stock, a ($377,084) loss on the modification of two of our convertible notes payable, a $793,694 gain from a change in the fair value of our derivative liabilities, and interest expense of ($740,325).  This is compared to the three-month period ended September 30, 2009, in which our other income (expenses) were $0.

Net Loss - As noted in our financial statements, we are a development stage enterprise and as such have not had significant operating revenues from the period of inception through September 30, 2010.  As such, our net loss for the three-months ended September 30, 2010 was $850,814 as compared to a $70,857 net loss for the three-months ended September 30, 2009.  Our net loss from the period of inception (May 20, 2009) to September 30, 2010 totaled $5,039,021.

Liquidity and Capital Resources

On September 30, 2010, we had $15,362 cash on hand.  Our operations used $205,219 of cash in the three-month period ended September 30, 2010. Cash of $12,874 was provided by investing activities during the same period, which consisted of payments of $73,100 for loans to a related party, and proceeds of $85,974 from repayments of such loans.  Cash of $177,827 was used by financing activities during the same period, which consisted of proceeds from related party advances of $139,000, less repayments of debt totaling $316,827.

On September 30, 2009, we had $0 cash on hand. Our operations used $10,000 of cash in the three-month period ended September 30, 2009.  During the same period, we received proceeds of $10,000 from the issuance of common stock.

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

Inventories

Inventories primarily consist of chemicals and lumber and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value).  Net realizable value is the estimated selling price in the ordinary course of business.  As of September 30, 2010, there were no write-downs of inventory to net realizable value.

ECOBLU PRODUCTS, INC.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  At September 30, 2010, the Company determined that none of its long-term assets were impaired.

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect.  Potential common shares at September 30, 2010 that have been excluded from the computation of diluted net loss per share included convertible debt of $1,630,309 convertible into 8,417,257 shares of common stock and warrants exercisable into 27,037,500 shares of common stock.

Cash and Cash Equivalents

For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

ECOBLU PRODUCTS, INC.

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

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.  If a BCF is convertible into a variable number of shares it is accounted for as a derivative liability.

Revenue Recognition and Concentration Risk

The Company recognizes revenue from product sales at the time product is shipped and title passes to the customer. Revenues earned on non-refundable licensing fees are recognized when the licensing fees are received.

The Company had product sales revenue of $209,078 to a single customer for the three months ended September 30, 2010.  Sales to this customer represented approximately 59% of the Company’s total revenues for the current three month period.

Shipping and Handling Costs

The Company classifies shipping and handling costs associated with the receipt of product as part of cost of sales as reflected in the statement of operations.

The Company classifies costs associated with shipping product to customers as part of selling expense as reflected in the statement of operations.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740”Income Taxes” (formerly Statement of Financial Accounting Standards 109). The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

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

ECOBLU PRODUCTS, INC.

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

The Company has recently identified a contaminant known as chlorothalonil in the concentrated chemical provided by BluewoodUSA, Inc. (See “Legal Proceedings”).  The Company temporarily suspended all sales of this chemical to participants in the affiliate program. No measurable traces of the contaminant have been detected in samples of finished wood products.

Material Contract and Agreements

Purchase, Distribution & Services Agreement (Megola)

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

This agreement was extended on November 10, 2010 and will operate under the existing terms until a new agreement can be executed tentatively by year end.

Purchase, Distribution & Services Agreement (BluwoodUSA)

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

The Company filed a legal action in San Diego Superior Court against  BluewoodUSA, for lack of performance in the delivery of chemical product and protection of sales territory. (See “Legal Proceedings”)

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. As shown in the accompanying financial statements, we have incurred a net loss of $5,039,021 for the period from inception (May 20, 2009) to September 30, 2010, and have generated minimal revenue since inception. Our future is dependent upon our ability to obtain financing and upon future profitable operations. Management plans to seek additional financing through the sale of its common stock through private placements. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

ECOBLU PRODUCTS, INC.

Item 3 -                Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4 -                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ECOBLU PRODUCTS, INC.

Part II                      OTHER INFORMATION

Item 1                      Legal Proceedings

EcoBlu v. Bluewood USA

On August 23, 2010, the Company filed a legal action in San Diego Superior Court against the company with which we have signed a Purchase, Distribution and Services Agreement, for lack of performance in the delivery of chemical product and protection of sales territory. One named individual in the suit has filed a motion to dismiss based on lack of personal jurisdiction.

The Company has recently learned from third parties that the Bluwood USA formula may contain a contaminant known as chlorothalonil. The contaminant is measurable in the concentrated Bluwood USA product. Our management does not know how long the contaminant has been in the solution. Testing and investigation is ongoing. Bluwood USA is continuing its own investigation. No measurable traces of the contaminant have been detected in samples of finished wood products.

The Company has temporarily discontinued selling the concentrated product to coaters under its affiliate program. Our agreement provides that Bluwood USA is responsible for any liabilities generated from the use of the product. Therefore, in the event we incur any liability related to this contaminant we will amend our complaint to include such additional claims.

Express Employment v. N8 Concepts

The Company has discovered a collection proceeding in Colorado for Express Employment vs. N8 Concepts, Inc.  (the predecessor to EcoBlu Products, Inc.). The claim is related to alleged temporary labor provided to N8/EcoBlu that was not paid.  We contacted the claimant upon discovery of this suit and have not received any documentation from the claimant as of the date of this report. We believe the claim is for approximately $40,000.

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

Item 2                      Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, the Company issued 400,000 common shares as additional consideration for the cancellation of the Company's loss on its Texas facilities. These shares were valued at $80,000.

During the three months ended September 30, 2010, the company issued 100,000 shares of its common stock for consulting and advisory services valued at $20,000.

During the three months ended September 30, 2010, the company issued 78,024 shares of its common stock in exchange for the cancellation of debt due a consultant. The Company valued the shares at $15,605.

During the three months ended September 30, 2010, the Company was a party to an agreement whereby certain increments of  a $127,000 convertible note payable were assigned by the original investor to a third party. During the current three month period, a total of $102,453 of debt increments were assigned to this third party and converted into 1,627,038 shares of the Company's common stock at prices ranging from $0.12 to $0.17 per share.

Subsequent to the three months ended September 30, 2010, the Company was a party to an agreement whereby certain increments of  a $360,000 convertible note payable were assigned by the original investor to a third party. As of the date of this report, a total of $225,000 of debt increments were assigned to this third party and converted into 7,477,384 shares of the Company's common stock.

All of the above sales were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our securities took them for investment purposes without a view to distribution.  Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities issued are restricted pursuant to Rule 144.

ECOBLU PRODUCTS, INC.

Item 3                      Defaults Upon Senior Securities

 None, for the period ending September 30, 2010

Item 4                      [Removed and Reserved]

Item 5                      Other Information

None, for the period ending September 30, 2010

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

ECOBLU PRODUCTS, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ecoblu Products, Inc.

Date: November 22, 2010                                                By:    /s/Steve Conboy
Steve Conboy, President
Principal Executive Officer

Date: November 22, 2010                                                By:    /s/ Rodney H. McKinley
Rodney H. McKinley, CFO
Principal Financial Officer