Form 10-Q
period 2010-12-31
ECOBLU PRODUCTS, INC.
filed 2011-02-22
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number:     333-145659

Ecoblu Products, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	20-8677788
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

909 West Vista Way
Vista, California 92083
(Address of principal executive offices)

(760) 732-5826
(Registrants telephone number, including area code)

____________________________________________________________
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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2010:   95,036,100 shares of common stock

Ecoblu Products, Inc.

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ECOBLU PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Derived from
		audited financial
		statements)
ASSETS
CURRENT ASSETS
Cash	$11,321	$385,534
Accounts receivable, net of allowance for doubtful accounts of $17,487 at
December 31, 2010 and $4,487 at June 30, 2010	48,534	5,477
Loan receivable - related party	-	23,500
Other receivables	11,110	5,886
Inventory	1,123,465	679,380
Prepaid loan fees	57,637	176,607
Other prepaid expenses	9,497	-
Deposit	-	45,155
Total current assets	1,261,564	1,321,539

PROPERTY AND EQUIPMENT, net	399,751	429,912

OTHER ASSETS
Equipment deposits - related party	161,618	161,618
Prepaid trademark costs	5,981	4,871
Total other assets	167,599	166,489

TOTAL ASSETS	$1,828,914	$1,917,940

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$263,566	$200,900
Payroll and taxes payable	263,350	106,580
Advances from related party	171,500	-
Other payables and accrued expenses	73,537	15,864
Convertible notes payable, including accrued interest and net of discount	925,518	341,681
Loans payable - related party	406,050	-
Loans payable - other	857,578	44,500
Derivative and warrant liabilities	1,748,119	1,656,217
Total current liabilities	4,709,218	2,365,742

LONG TERM LIABILITIES
Convertible notes payable, including accrued interest and net of discount	-	407,779
Total long term liabilities	-	407,779

TOTAL LIABILITIES	4,709,218	2,773,521

STOCKHOLDERS' (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized,
95,036,100 shares issued and outstanding at December 31, 2010
and 75,594,333 shares issued and outstanding at June 30, 2010	95,036	75,594
Additional paid-in capital	4,379,290	3,368,972
Common stock subscription receivable	(20,000)	(20,000)
Deficit accumulated during the development stage	(7,334,630)	(4,280,147)
Total stockholders' (deficit)	(2,880,304)	(855,581)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,828,914	$1,917,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOBLU PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Period of
	Three months	Three months	Six months	Six months	Inception
	Ended	Ended	Ended	Ended	(May 20, 2009)
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE
Product sales	$368,482	$-	$722,599	$-	$908,760
License sales	-	-	-	-	28,600
Equipment and other sales	-	-	3,000	-	12,738

Total revenue	368,482	-	725,599	-	950,098

COST OF SALES	(309,707)	-	(636,624)	-	(866,518)

GROSS PROFIT	58,775	-	88,975	-	83,580

OPERATING EXPENSES
Research and development	35,193	5,975	44,964	5,975	91,198
Marketing	9,455	17,873	11,435	17,873	69,590
Compensation	197,787	32,462	351,372	32,462	621,420
Rent	91,434	62,417	233,890	124,345	663,109
Professional fees	164,758	52,130	311,482	52,130	839,567
Consulting	21,910	62,700	51,611	49,500	2,055,115
Other general and administrative expenses	154,641	30,909	240,269	30,909	422,128

Total operating expenses	675,178	264,466	1,245,023	313,194	4,762,127

LOSS FROM OPERATIONS	(616,403)	(264,466)	(1,156,048)	(313,194)	(4,678,547)

OTHER INCOME (EXPENSES)
Gain on settlement of lease	-	-	-	-	21,270
Gain (loss) on settlement of debt	160	-	12,706	-	(86,311)
Loss on modification of debt	(44,516)	-	(421,600)	-	(421,600)
Change in fair value of derivative liability	(638,231)	-	155,463	-	104,246
Interest expense	(904,679)	(1,035)	(1,645,004)	(1,035)	(2,181,748)

Total other income (expenses)	(1,587,266)	(1,035)	(1,898,435)	(1,035)	(2,564,143)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(2,203,669)	(265,501)	(3,054,483)	(314,229)	(7,242,690)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(2,203,669)	$(265,501)	$(3,054,483)	$(314,229)	$(7,242,690)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	(0.03)	(0.00)	(0.04)	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	85,938,406	68,502,724	81,113,370	67,320,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOBLU PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
PERIOD OF INCEPTION (MAY 20, 2009) TO DECEMBER 31, 2010 (Unaudited)

							Deficit Accumulated	Common
					Additional		During the	Stock
		Share	Common Stock		Paid-in		Development	Other
	Date	Price	Shares	Amount	Capital		Stage	Consideration	Totals

BALANCE, May 20, 2009 (Inception)			-	$-	$-	$		$-	$-

Recapitalization to effect reverse merger with Ecoblu Products Inc. (Formerly N8 Concepts, Inc.)			64,940,000	64,940	-		(91,940)	-	(27,000)
Issuance of common stock for cash	6/30/09	$0.17	60,000	60	9,940		-	-	10,000
Contributed legal services			-	-	3,200		-	-	3,200
Net loss for period			-	-	-		(23,200)	-	(23,200)
BALANCE, June 30, 2009			65,000,000	65,000	13,140		(115,140)	-	(37,000)

Issuance of common stock for cash	10/1/09	$0.16	1,125,000	1,125	173,875		-	-	175,000
Issuance of common stock for cash	10/1/09	$0.10	1,137,944	1,138	112,656		-	-	113,794
Issuance of common stock for cash	11/4/09	$0.05	20,000	20	4,980		-	-	5,000
Issuance of common stock for cash	11/4/09	$0.15	340,000	340	49,660		-	-	50,000
Issuance of common stock for cash	11/4/09	$0.25	518,000	518	128,982		-	-	129,500
Issuance of common stock for cash	11/4/09	$0.33	20,000	20	6,480		-	-	6,500
Issuance of common stock for cash	11/4/09	$0.50	380,000	380	179,620		-	-	180,000
Issuance of common stock for cash	12/16/09	$0.16	31,250	31	4,969		-	-	5,000
			3,572,194	3,572	661,222		-	-	664,794

Issuance of common stock for settlement of debt	1/20/10	$0.67	150,000	150	100,350		-	-	100,500
Issuance of common stock for settlement of debt	2/1/10	$0.53	23,334	23	12,344		-	-	12,367
Issuance of common stock for settlement of debt	2/10/10	$0.45	12,560	13	5,639		-	-	5,652
Issuance of common stock for settlement of debt	3/2/10	$0.37	160,000	160	59,040		-	-	59,200
Issuance of common stock for settlement of debt	3/9/10	$0.36	240,000	240	86,160		-	-	86,400
Issuance of common stock for settlement of debt	3/29/10	$0.38	59,888	60	22,697		-	-	22,757
Issuance of common stock for settlement of debt	5/17/10	$0.25	78,024	78	19,428		-	-	19,506
			723,806	724	305,658		-	-	306,382

Issuance of common stock for consulting and advisory services	11/4/09	$0.25	360,000	360	89,640		-	-	90,000
Issuance of common stock for consulting and advisory services	11/4/09	$0.50	175,000	175	87,325		-	-	87,500
Issuance of common stock for consulting and advisory services	2/10/10	$0.45	95,000	95	42,655		-	-	42,750
Issuance of common stock for consulting and advisory services	3/1/10	$0.36	120,000	120	43,080		-	-	43,200
Issuance of common stock for consulting and advisory services	3/5/10	$0.38	3,300,000	3,300	1,250,700		-	-	1,254,000
Issuance of common stock for consulting and advisory services	3/8/10	$0.43	100,000	100	42,900		-	-	43,000
Issuance of common stock for consulting and advisory services	3/9/10	$0.36	100,000	100	35,900		-	-	36,000
Issuance of common stock for consulting and advisory services	5/28/10	$0.34	200,000	200	67,800		-	-	68,000
Issuance of common stock for consulting and advisory services	6/15/10	$0.30	1,033,333	1,033	308,967		-	-	310,000
			5,483,333	5,483	1,968,967		-	-	1,974,450

Issuance of common stock for legal services	3/5/10	$0.38	250,000	250	94,750		-	-	95,000
Issuance of common stock for legal services	3/9/10	$0.36	40,000	40	14,360		-	-	14,400
Issuance of common stock for legal services	5/11/10	$0.28	80,000	80	22,320		-	-	22,400
			370,000	370	131,430		-	-	131,800

Issuance of common stock for prepaid loan fee	3/26/10	$0.36	100,000	100	35,900		-	-	36,000
Issuance of common stock for prepaid loan fee	5/3/10	$0.36	100,000	100	35,900		-	-	36,000
			200,000	200	71,800		-	-	72,000

Issuance of common stock for rent	3/5/10	$0.38	250,000	250	94,750		-	-	95,000
Issuance of common stock for note	10/1/09	$0.16	125,000	125	19,875		- (1)	(20,000)	-
Redemption and cancellation of common stock			(130,000)	(130)	(4,870)		-	-	(5,000)
Beneficial conversion feature on debt			-	-	107,000		-	-	107,000
Net loss for period			-	-	-		(4,165,007)	-	(4,165,007)
BALANCE, June 30, 2010			75,594,333	$75,594	$3,368,972		$(4,280,147)	$(20,000)	$(855,581)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Issuance of common stock for conversion of debt	9/10/10	$0.17	333,333	333	56,333	-	-	56,666
Issuance of common stock for conversion of debt	9/14/10	$0.14	384,615	385	53,462	-	-	53,847
Issuance of common stock for conversion of debt	9/21/10	$0.12	909,090	909	108,182	-	-	109,091
Issuance of common stock for conversion of debt	10/4/10	$0.08	625,000	625	26,055	-	-	26,680
Issuance of common stock for conversion of debt	10/5/10	$0.14	625,000	625	26,058	-	-	26,683
Issuance of common stock for conversion of debt	10/8/10	$0.11	1,250,000	1,250	52,136	-	-	53,386
Issuance of common stock for conversion of debt	10/22/10	$0.07	1,818,181	1,818	51,642	-	-	53,460
Issuance of common stock for conversion of debt	10/28/10	$0.07	1,666,666	1,667	51,819	-	-	53,486
Issuance of common stock for conversion of debt	11/16/10	$0.04	1,492,537	1,493	25,281	-	-	26,774
Issuance of common stock for conversion of debt	11/29/10	$0.04	2,000,000	2,000	24,792	-	-	26,792
Issuance of common stock for conversion of debt	12/3/10	$0.05	2,500,000	2,500	35,015	-	-	37,515
Issuance of common stock for conversion of debt	12/10/10	$0.05	2,500,000	2,500	51,103	-	-	53,603
Issuance of common stock for conversion of debt	12/23/10	$0.07	980,392	980	26,633	-	-	27,613
Issuance of common stock for conversion of debt	12/29/10	$0.07	1,058,823	1,058	73,059	-	-	74,117
			18,143,637	18,143	661,570	-	-	679,713

Issuance of common stock for settlement of debt	7/13/10	$0.24	60,000	60	14,339	-	-	14,399
Issuance of common stock for settlement of debt	8/16/10	$0.20	78,024	79	15,526	-	-	15,605
			138,024	139	29,865	-	-	30,004

Issuance of common stock for consulting and advisory services	8/16/10	$0.20	100,000	100	19,900	- (2)	(10,000)	10,000
Issuance of common stock for consulting and advisory services	8/31/10	$0.16	74,000	74	11,766	-	-	11,840
Issuance of common stock for consulting and advisory services	12/28/10	$0.07	100,000	100	6,900	-	-	7,000
			274,000	274	38,566	-	(10,000)	28,840

Issuance of common stock for legal services	8/16/10	$0.20	186,106	186	37,036	-	-	37,222
Issuance of common stock for legal services	8/31/10	$0.16	50,000	50	7,950	-	-	8,000
Issuance of common stock for legal services	12/21/10	$0.06	250,000	250	14,750	-	-	15,000
			486,106	486	59,736	-	-	60,222

Issuance of common stock for settlement lease	8/16/10	$0.20	400,000	400	79,600	-	-	80,000
Repricing of warrants			-	-	140,981	-	-	140,981
Expensing of prepaid consulting and advisory services			-	-	-	-	10,000	10,000
Net loss for period			-	-	-	(3,054,483)	-	(3,054,483)
BALANCE, December 31, 2010			95,036,100	$95,036	$4,379,290	$(7,334,630)	$(20,000)	$(2,880,304)

(1)	Common stock subscription receivable
(2)	Common stock issued for prepaid expense

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOBLU PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period of
	Six months	Six months	Inception
	Ended	Ended	(May 20, 2009)
	December 31,	December 31,	to December 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,054,483)	$(314,229)	$(7,242,690)
Adjustment to reconcile net loss to net cash
used in operating activities:
Gain on settlement of lease	-	-	(21,270)
Loss on modification of debt	421,600	-	421,600
(Gain) loss on settlement of debt	(12,706)	-	86,311
Interest on amortization of debt discount	887,282	878	1,317,699
Interest on amortization of loan fees	118,969	-	180,363
Interest on repricing of warrants	140,981	-	140,981
Change in fair value of derivative liability	(155,463)	-	(104,246)
Common stock issued for services	98,927	32,000	2,205,177
Common stock issued for payment of rent and lease settlement	80,000	-	175,000
Contributed legal services	-	-	3,200
Depreciation expense	36,396	-	80,109
Bad debt expense	13,000	-	17,487
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(56,057)	-	(63,521)
(Increase) in other receivables	(5,224)	-	(11,110)
(Increase) in inventory	(444,084)	-	(1,146,789)
(Increase) in prepaid expenses	(9,497)	(47,688)	(9,497)
Decrease (increase) in deposits	45,155	(20,642)	(25,000)
Increase in accounts payable	105,511	97,138	496,777
Increase in rent payable	-	114,900	143,316
Increase in other payables and accrued expenses	214,443	33,500	336,884
Increase in deferred rent expense	-	-	19,445
Increase in accrued interest added to principal	173,753	157	187,797
Net cash used in operating activities	(1,401,497)	(103,986)	(2,811,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for loans receivable - related party	-	-	(23,500)
Purchases of property and equipment	(6,234)	(368,687)	(522,119)
Payments for equipment deposits - related party	-	(339,119)	(161,618)
Payments for leasehold improvements	-	(31,899)	(63,406)
Payments for prepaid trademark costs	(1,110)	-	(5,981)
Net cash used in investing activities	(7,344)	(739,705)	(776,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	728,500	674,794
Proceeds from debt issuances	770,500	127,000	2,802,000
Proceeds from related party advances and notes	884,974	-	896,174
Payments for redemption of common stock	-	-	(5,000)
Repayments of debt issuances	(336,922)	-	(411,922)
Repayments of related party advances and notes	(283,924)	(11,200)	(295,124)
Payments of loan fees	-	-	(61,000)
Net cash provided by financing activities	1,034,628	844,300	3,599,922

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	(374,213)	609	11,321

CASH AND CASH EQUIVALENTS - beginning of period	385,534	-	-

CASH AND CASH EQUIVALENTS - end of period	$11,321	$609	$11,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOBLU PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Period of
	Six months	Six months	Inception
	Ended	Ended	(May 20, 2009)
	December 31,	December 31,	to December 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid	$324,019	$-	$354,908

Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES

Six Months Ended December 31, 2010

During the six months ended December 31, 2010, the Company was a party to an agreement whereby certain increments of a
$127,000 convertible note payable were assigned by the original investor to a third party. The assignment agreement included modifications to the debt increments and embedded conversion features that were more favorable to the lender, resulting in a $161,667 loss on debt modification that was charged to operations. During the current six month period, a total of $132,054 of debt increments were assigned to this third party and converted into 2,685,861 shares of the Company's common stock at prices ranging from $0.07 to $0.17 per share (See Note 6).

During the six months ended December 31, 2010, the Company was a party to an agreement whereby a $360,000 convertible note was assigned in full to the same third party as the note increments described above. The assignment agreement included modifications to the debt and its embedded conversion feature that were more favorable to the lender, resulting in a $259,933 loss on debt modification that was charged to operations. Pursuant to this debt modification, the Company recognized a derivative liability with an initial value of $247,364 due to a change in the exercise price of the embedded conversion feature from fixed to variable. During the current six month period, debt totaling $385,991 was converted into 15,457,776 shares of the Company's common stock at prices ranging from $0.04 to $0.14 per share (See Note 6).

During the six months ended December 31, 2010, the Company issued 400,000 common shares as additional consideration for the cancellation of the Company's lease on its Texas facilities. These shares were valued at $80,000.

During the six months ended December 31, 2010, the Company issued 274,000 shares of its common stock for consulting and advisory services valued at $38,840.

During the six months ended December 31, 2010, the Company issued 486,106 shares of its common stock for legal services valued at $60,221.

During six months ended December 31, 2010, the Company issued 138,024 shares of its common stock in exchange for the cancellation of debt due professionals and consultants. The Company valued the shares at $30,005 and recognized a net gain on the cancellation of indebtedness of $12,706.

At December 31, 2010, the Company had recognized derivative and warrant liabilities with a fair value totaling $1,748,119. These liabilities are the result of a variable exercise price on its $360,000 convertible note payable (see above) and committed and outstanding common shares in excess of the number of shares authorized (See Notes 8 and 9).

During the six months ended December 31, 2010, the Company agreed to reduce the exercise price of 3,750,000 of its warrants from $0.40 per share to $0.20 per share. A total of $140,981 was charged to interest expense for the re-pricing of these warrants (See Note 10).

Six Months Ended December 31, 2009

During the six months ended December 31, 2009, the Company recognized additional paid-in capital for legal services contributed by a related party that were valued at $3,200.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
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

The Company is in the development stage, as defined in Accounting Codification Standard (“ACS”) topic 915-10, formerly Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.  From inception through December 31, 2010, the Company has recorded revenues totaling $950,098.  The Company will continue to report as a development stage company until significant revenues are produced.

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2010, and the results of its operations and cash flows for the six months ended December 31, 2010 and 2009, and from its inception (May 20, 2009) through December 31, 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended June 30, 2010.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
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

Inventories
Inventories primarily consist of chemicals and lumber and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value).  Net realizable value is the estimated selling price in the ordinary course of business.  As of December 31, 2010, there were no write-downs of inventory to net realizable value.

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

Long-Lived Assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  At December 31, 2010, the Company determined that none of its long-term assets were impaired.

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
December 31, 2010
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

Loss Per Share
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect.  Potential common shares at December 31, 2010 that have been excluded from the computation of diluted net loss per share included convertible debt of $1,319,820 convertible into 4,012,500 shares of common stock and warrants exercisable into 27,037,500 shares of common stock.

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
The Company had product sales revenue of $209,078 to a single customer for the six months ended December 31, 2010.  Sales to this customer represented approximately 29% of the Company’s total revenues for the current six month period.  The Company had product sales revenue of $204,322 to another customer for same period, which totaled approximately 28% of the Company’s total revenues.

Shipping and Handling Costs
The Company classifies shipping and handling costs associated with the receipt of product as part of cost of sales as reflected in the statement of operations.  The Company classifies costs associated with shipping product to customers as part of selling expense as reflected in the statement of operations.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

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

Recent Accounting Pronouncements
In January 2011, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2011-01 (ASU 2011-01), Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The Company does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-28 (ASU 2010-28), Intangibles-Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.  This Update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-28 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.
In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

3.  Inventories

As of December 31, 2010, inventories consist of the following:

Chemicals	$578,304
Lumber	545,161
$1,123,465

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

The $238,000 total prepaid loan fees are being amortized over the one year term of the underlying notes.  Amortization charged to interest expense for the three months and six months ended December 31, 2010 totaled $58,892 and $118,969, respectively.  The balance of prepaid loan fees totaled $57,637 at December 31, 2010.

5.  Property and Equipment

Property and equipment as of December 31, 2010 consists of the following:

Machinery and equipment (useful life of 7 years)	$383,200
Furniture (useful life of 5 years)	18,223
Computer equipment (useful life of 3 years)	3,685
Research & development equipment (useful life of 5 years)	3,218
Leasehold improvements (useful life of 3 years)	63,405
471,731
Less accumulated depreciation	(71,980)
$399,751

Depreciation charged to operations for the three months and six months ended December 31, 2010 amounted to $18,198 and $36,396, respectively.  There was no depreciation expense for the three months or six months ended December 31, 2009. All of the Company’s property and equipment are pledged as collateral for the Company’s $1,500,000 Senior Secured Convertible Notes (see Note 6).

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

6.  Notes Payable

Convertible Notes - $1,500,000 Financing
On March 26, 2010, the Company entered into a definitive agreement with accredited investors to borrow $1,500,000 in gross proceeds before fees and expenses through the issuance of Senior Secured Convertible Notes (the “Notes”) due March 26, 2011.

The Notes bear interest at an annual rate of 8% payable quarterly.  At the Company's option, the interest can be paid in either cash or, subject to the satisfaction of certain customary conditions, registered shares of the Company’s common stock.  The effective conversion price for a payment in shares is determined from a computation based on 85% of the volume weighted average price of the Company’s common stock for each of the twenty (20) consecutive Trading Days immediately preceding the applicable installment date.  At December 31, 2010, the Company had not yet met the customary conditions and thus was precluded from paying the interest installments in shares.

The holders, however, may convert the Notes into shares of common stock at a conversion price of $0.40 at any time which upon full conversion of the Notes would result in the issuance of 3,750,000 shares of common stock.  Beginning June 26, 2010, the Notes amortize in ten monthly installments.  The amortization payments can be made in, at the Company’s option, either cash or, subject to the satisfaction of certain customary conditions, registered shares of common stock.  The first installment payment of $75,000 was made in June 2010.  Two installment payments of $158,413 each were made in August 2010. Another installment payment of $336,494 was made in October 2010, which included the September and October installments of $158,413 each, plus penalties and interest associated with the late payment and registration delay (as described below).

In connection with the issuance of the Notes, the Company issued seven different series of warrants to the investors to purchase a total of 26,250,000 shares of its common stock at exercise prices ranging from $0.40 per share to $0.60 per share. The majority of the warrants expire five years from their respective date of issuance.  The warrants allow for cashless exercise.

During the six months ended December 31, 2010, the Company agreed to reduce the exercise price of 3,750,000 of these warrants from $0.40 per share to $0.20 per share.  A total of $140,981 was charged to interest expense for the re-pricing of these warrants.

The Company also entered into a Security Agreement to secure payment and performance of the Company's obligations under the Notes pursuant to which the Company granted the investors a security interest in all of its assets.  The Company also executed a Registration Rights Agreement pursuant to which the Company was required to file a registration statement within 30 days of the Closing Date, and the Company is to use its reasonable best efforts to cause the registration statement to be declared effective within 90 days of the Closing Date (120 days in the event the SEC reviews the registration statement).  If the registration statement is not declared effective within the 120 days, the Company was obligated to pay the investors “Registration Delay Payments” equal 1% of 67% of each investor’s original principal amount as stated in such investor’s Note. The registration delay payment obligation accrued at a rate of $10,050 in each thirty day period that the registration statement remained not effective commencing on August 23, 2010.  Interest would accrue on any unpaid Registration Delay Payment at a rate of 1.5% per month.  Pursuant to the Exchange Agreement described in the next paragraph, the Registration Delay Payment obligation has been extinguished.

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

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

common stock issuable upon conversion of the New Notes or upon exercise of the warrants.  In addition, the related Registration Delay Payment obligation described in the above paragraph has been extinguished by this Exchange Agreement.

Effective November 10, 2010, the Company filed a request with the SEC to withdraw the registration statement.

The aggregate original principal amount of all New Notes is $1,287,834.  Pursuant to the terms thereof, each of the New Notes amortizes in six equal installments (November 24, 2010, December 23, 2010, January 24, 2011, February 22, 2011, March 22, 2011, and March 26, 2011). The Company may pay each monthly installment amount due under each of the New Notes, at its option, in cash or, subject to the satisfaction of customary equity conditions, in shares of the Company’s common stock.  If the Company elects to make payment in shares of its common stock, the number of shares issued by the Company will be determined by dividing the installment amount being converted by the lowest of (a) the conversion price then in effect, (b) 70% of the average of the 3 lowest closing bid prices of our common stock during the 20 consecutive trading day period immediately preceding the applicable installment date and (c) 70% of the closing bid price of our common stock on the trading day immediately preceding the applicable installment date. The New Notes continue to be secured by all of the assets of the Company.  The balance of the new notes at December 31, 2010, including accrued interest, is $1,319,820.

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible notes were recorded net of discounts that include the relative fair value of the warrants and the Notes’ beneficial conversion features totaling $1,500,000.  The discounts are amortized and charged to operations over the life of the debt using the effective interest method.  The initial value of the warrants of $1,221,600 was calculated using the Black-Scholes Option Model with a risk free interest rate ranging from 1.04% to 2.59%, volatility of 108.37%, and trading price of $0.36 per share.  The beneficial conversion feature of $278,400 was calculated pursuant to ASC Topic 470-20 using a trading price of $0.36 per share and an effective conversion price $0.0742 per share. Amortization of the discounts charged to operations for the six months ended December 31, 2010 amounted to $745,702.

Interest charged to operations on the principal balance of the notes (including penalties and interest associated with the late payment and registration delay) for the six months ended December 31, 2010 totaled $437,108. The balance of the notes at December 31, 2010, net of discounts totaling $394,303, was $925,517.

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

Placement Agent Loan Fees
In addition, the Company engaged a placement agent with respect to the Notes.  Accordingly, as consideration for the placement agent’s services, the placement agent received compensation equal to 7% of the aggregate amount raised in the form of the Notes in the aggregate amount of $105,000 with a voluntary conversion price of $0.40 which can be converted into 262,500 shares of common stock and also include seven different series of warrants to purchase a total of 787,500 shares of its common stock at exercise prices ranging from $0.40 per share to $0.60 per share.  The convertible notes were recorded net of discounts that include the relative fair value of the warrants and the Notes’ beneficial conversion features totaling $105,000.  The discounts are amortized and charged to operations over the life of the debt using the effective interest method.  The initial value of the warrants of $68,535 was calculated using the Black-Scholes Option Model with a risk free interest rate ranging from 1.04% to 2.59%, volatility of 108.37%, and trading price of $0.36 per share.  The beneficial conversion feature of $36,465 was calculated pursuant to ASC Topic 470-20 using a trading price of $0.36 per share and an effective conversion price $0.1389 per share.  Amortization of the discount charged to operations for the six months ended December 31, 2010 amounted to $52,199.

The majority of the warrants expire five years from their respective date of issuance.  The warrants allow for cashless exercise.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

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

Interest charged to operations on the principal balance of this note for the six months ended December 31, 2010 totaled $2,149.  Effective with the October 27, 2010 Exchange Agreement described above, the balance of this note was reclassified and combined with the balances of the other convertible notes from the original $1,500,000 financing.

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

During the six months ended December 31, 2010, the Company was a party to an agreement to whereby increments of the $127,000 convertible note payable were assigned by the original investor to a third party.  The assignment agreement included modifications to the debt increments and embedded conversion features that were more favorable to the lender, resulting in a $161,667 loss on debt modification that was charged to operations.  Such modifications included an increase in the interest rate to 12%, a shortening of the increments’ maturities to March 10, 2011, and a change in the conversion price to 50% of the lowest trading price for 5 trading days prior to conversion.  During the current six month period, a total of $132,054 of debt increments (inclusive of accrued interest) were assigned to this third party and converted into 2,685,861 shares of the Company's common stock at prices ranging from $0.07 to $0.17 per share.  At December 31, 2010, the entire note balance was converted to common stock.

For the six months ended December 31, 2010, interest totaling $1,748 was accrued and charged to operations. During the same period, discount amortization charged to operations totaled $89,382.  The net note balance at December 31, 2010 is $0.

Convertible Note - $360,000 Financing
The Company received $360,000 evidenced by a promissory note that is assessed interest at rate of 5% per annum commencing on February 11, 2010. The note matures on February 11, 2013, when the outstanding principal and accrued interest become fully due and payable. Prior to maturity, the holder has the right to convert 110% of the balance owed into cashless warrants to purchase the Company’s common stock at an exercise price of $0.50 per share. Interest charged to operations on the principal balance of the notes for the six months ended December 31, 2010 totaled $6,568.  The balance of the note at December 31, 2010 was $0, due to the conversions of the entire note balance to common stock as described below.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

During the six months ended December 31, 2010, the Company was a party to an agreement to whereby a $360,000 convertible note was assigned in full to the same party as the note increments described above.  The assignment agreement included modifications to the debt and its embedded conversion feature that were more favorable to the lender, resulting in a $259,933 loss on debt modification that was charged to operations.  Such modifications included an increase in the interest rate to 12%, a shortening of the maturity to March 10, 2011, and a change in the conversion price to 50% of the lowest trading price for 5 trading days prior to conversion.  Pursuant to this debt modification, the Company recognized a derivative liability with an initial value of $247,364 due to a change in the exercise price of the embedded conversion feature from fixed to variable (See Note 8).

During the current six month period, debt totaling $385,991 was converted into 15,457,776 shares of the Company’s common stock at prices ranging from $0.04 to $0.14 per share.

Summary of Convertible Note Balances

The total balance of the convertible notes payable as of December 31, 2010 is as follows:

Principal balance and accrued interest	$1,319,820
Less unamortized discount	(394,302)
Current convertible notes payable	$925,518

Loans Payable - Other
As of December 31, 2010, the Company had received $44,500 in advances from the same party that originally held the $360,000 note payable described above.  As of the date these financial statements were issued, no terms for repayment have been agreed to between the Company and this third party.

As of December 31, 2010, the Company had received $200,000 in advances from an unrelated third party. The Company is currently negotiating terms of repayment with this party, and has accrued interest at 14.4% on the balance due based on these negotiations.  The balance of this loan payable at December 31, 2010, including accrued interest, is $205,880.  As of the date these financial statements were issued, no final terms for repayment have been agreed to between the Company and this third party.

As of December 31, 2010, the Company had received a $570,500 short-term loan from Manhattan Resources Limited, partially secured by inventory purchased from Megola, Inc. (see Note 12), valued at $303,750.  Repayment of this loan was due January 31, 2011 in the amount of $739,200.  The balance of this loan payable at December 31, 2010, including accrued interest, is $607,198.  The Company has entered into a separate $5,000,000 revolving credit and warrant purchase with Manhattan Resources Limited, effective February 14, 2011 (see Note 13).

7.  Related Party Transactions

At December 31, 2010, the Company had a note payable due to its President with a balance of $406,050, including accrued interest. This note is due on demand and accrues interest at 9% per annum.  Any unpaid principal after the date that demand is made accrues interest at 18% per annum.  A total of $7,620 of interest was accrued on this note during the six months ended December 31, 2010 and was charged to operations.  During the same six month period, borrowings on this note totaled $713,474 and principal repayments totaled $283,294.

At December 31, 2010, the Company had $63,462 payable to its President and $75,000 payable to its General Manager for deferred compensation liabilities.  These amounts are included in payroll and taxes payable in the accompanying balance sheet.

At December 31, 2010, the Company owed $62,375 to its former Chief Financial Officer, and this amount is included in accounts payable in the accompanying balance sheet.

As of December 31, 2010, a total of $363,500 (or approximately 77%) of the Company’s Property and Equipment has been purchased from two related entities that are controlled by the Company’s President, who is also a majority shareholder. The Company made no related party Property and Equipment purchases during the six month periods ended December 31, 2010 and 2009.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

During the quarter ended March 31, 2010, the Company made inventory purchases totaling $400,886 from a company controlled by the Company’s President.  The Company made no related party inventory purchases during the six month periods ended December 31, 2010 and 2009.

In January 2010, the Company entered into a lease of a manufacturing facility in Colton, California for 9 months.  These facilities were previously leased and utilized by a company controlled by the Company’s President and majority shareholder.

During the six months ended December 31, 2010, the Company received advances totaling $171,500 from a Company officer who is also a significant shareholder.  Such advances bear no interest and are repayable on or before March 15, 2011.

During the six months ended December 31, 2010, the Company’s sales revenue included $35,105 from a related entity that is controlled by the Company’s President, who is also a majority shareholder.

These related party transactions are not considered to have occurred at arm’s length.

8.  Derivative and Warrant Liabilities

At December 31, 2010 (“the valuation date”), the Company decreased its derivative and warrant liabilities and made a correlating credit to operations in the amount of $155,463 for the six months then ended pursuant to ASC 815-40-19 “Contracts in Entity's Own Equity,” as the number of Company’s potential common shares plus the number of actual common shares outstanding (“Committed Shares”) at the valuation date exceeded the number of unissued common shares the Company currently has authorized to issue. The shortage in the number of committed shares over the number of authorized but unissued shares at the valuation date totaled 26,086,100. The total liabilities of $1,748,119 at the valuation date are the maximum amount the Company believes it would be liable for if it were required to meet all its committed share obligations. The liabilities consist of four components.

The first component is valuing the shortage of common shares of 7,725,000 using the fair value of Series A and E warrants at the valuation date of $0.0731 per share. The fair value of the Series A and E Warrants of $564,698 was calculated using the Black-Scholes Option Model with a risk free interest rate of 2.01%, volatility of 160.36%, exercise price of $0.40 per share, and trading price of $0.09 per share.  This component is classified as a current liability, due to the underlying warrants being immediately exercisable.

The second component is valuing the shortage of common shares of 7,725,000 using the fair value of Series B and F warrants at the valuation date of $0.0715 per share. The fair value of the Series B and F Warrants of $552,338 was calculated using the Black-Scholes Option Model with a risk free interest rate of 2.01%, volatility of 160.36%, exercise price of $0.50 per share, and trading price of $0.09 per share.  This component is classified as a current liability, due to the underlying warrants being immediately exercisable.

The third component is valuing the shortage of common shares of 7,725,000 using the fair value of Series C and G warrants at the valuation date of $0.0702 per share. The fair value of the Series C and G Warrants of $542,295 was calculated using the Black-Scholes Option Model with a risk free interest rate of 2.01%, volatility of 160.36%, exercise price of $0.60 per share, and trading price of $0.09 per share.  This component is classified as a current liability, due to the underlying warrants being immediately exercisable.

The fourth and final component is valuing the shortage of common shares of 2,911,100 using the fair value of Series D warrants at the valuation date of $0.0305 per share. The fair value of the Series D Warrants of $88,788 was calculated using the Black-Scholes Option Model with a risk free interest rate of 0.29%, volatility of 166.66%, exercise price of $0.20 per share, and trading price of $0.09 per share.  This component is classified as a current liability, due to the underlying warrants being immediately exercisable.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

The liability will cease to exist once the Company (a) increases the number of its authorized shares to meet all of its committed share obligations, (b) such action is reported to its shareholders and the Securities and Exchange Commission (the SEC) via an effective information statement, and (c) submits its amended articles of incorporation and receives approval from the State of Colorado.  On September 9, 2010, the Company’s Board of Directors approved a resolution to increase the number of authorized shares from 100,000,000 to 500,000,000.  In October 2010 the Company filed a Schedule 14C Information Statement with the SEC stating the same, which was declared effective by the Commission in November 2010.   The Company submitted the necessary amended articles of incorporation to the State of Colorado in December 2010, which were approved by Colorado in January 2011.

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

Advances from Related Party.     The Company assessed that the fair value of this liability approximates its carrying value due to its short-term nature.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

Convertible Notes Payable.   The Company assessed that the fair value of this liability to approximate its carrying value based on the effective yields of similar obligations.

Loans Payable - Related Party.     The Company assessed that the fair value of this liability approximates its carrying value due to its short-term nature.

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

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of December 31, 2010:

Liabilities measured at fair value at December 31, 2010:	Level 1	Level 2	Level 3	Total
Nonrecurring:
Advances from related party	$--	$171,500	$--	$171,500

Convertible notes payable	$--	$925,518	$--	$925,518

Loans payable – related party	$--	$406,050	$--	$406,050

Loans payable - other	$--	$857,578	$--	$857,578

Derivative and warrant liabilities	$--	$--	$1,748,119	$1,748,119

A reconciliation of derivative and warrant liabilities is as follows:

Balance - June 30, 2010	$1,656,217
Initial value of variable conversion feature on $360,000 note	247,365
Less: change in fair value of derivative liabilities credited to operations	(155,463)
Balance - December 31, 2010	$1,748,119

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

10.  Stockholders' Deficit

Common Stock Issuances
During the six months ended December 31, 2010, the Company issued a total of 19,441,767 shares of its common stock of which 2,685,861 shares were issued for debt conversions of increments totaling $132,054 on the Company’s $127,000 note payable, which included related losses on debt modification totaling $161,667.  During the same six month period, another 15,457,776 shares were issued for debt conversions totaling $385,991 on the Company’s $360,000 note payable.  In addition, 400,000 shares valued at $80,000 were issued as additional consideration for the cancellation of the Company’s lease on its Texas facilities, 274,000 shares valued at $38,840 were issued for consulting and advisory services, 486,106 shares valued at $60,221 were issued for legal services, and 138,024 shares were issued to various consultants and advisors in connection with the cancellation of $42,711 of debt due them. The 138,024 common shares were valued at $30,005 resulting in a net gain from the cancellation of indebtedness of $12,706 that was credited to operations.

Warrants

The following is a schedule of warrants outstanding as of December 31, 2010:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance, June 30, 2010	27,037,500	$0.49	4.24 Years	$-
Warrants granted	-	$-	-	$-
Warrants expired	-	$-	-	$-
Balance, December 31, 2010	27,037,500	$0.46	3.74 Years	$-

During the six months ended December 31, 2010, the Company agreed to reduce the exercise price of 3,750,000 of its warrants from $0.40 per share to $0.20 per share.  A total of $140,981 was charged to interest expense for the re-pricing of these warrants.
All the warrants are available for exercise at December 31, 2010.

11.  Income Taxes

As of December 31, 2010, for income tax purposes the Company has an unused net operating loss carryforward of approximately $2,614,000, which may provide future federal tax benefits of approximately $889,000, and which expires in various years through 2029.

An allowance of $889,000 has been provided at December 31, 2010 to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize.

Utilization of the net operating loss carryforward is subject to significant limitations imposed by the change in control under Internal Revenue Code Section 382, limiting its annual utilization to the value of the Company at the date of change in control multiplied by the federal discount rate.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

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

Rent expense related to this lease was $40,856 for the three months ended December 31, 2010.

Real Estate Lease – Colton, California
In January 2010, the Company entered into a lease of a manufacturing facility in Colton, California for 9 months.  This lease was renewed effective November 1, 2010 for one year at a rate of $17,391 per month.  These facilities were previously leased and utilized by a company controlled by the Company’s President and majority shareholder (see Note 7).  Rent expense related to this lease was $93,034 for the six months ended December 31, 2010.

Total minimum future lease payments under the Company’s real estate leases as of December 31, 2010 are as follows:

December 31,
2011	$289,692
2012	66,375
Total minimum lease payments	$356,067

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

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

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

The current agreement expired on November 11, 2010.  In December 2010, the Company purchased 37,500 gallons of AF21 at a total price of $303,750.  This inventory was used as partial security for the Company’s $570,500 short-term borrowing from Manhattan Resources Limited (see Note 6).  As of the date of these financial statements, the Company has no obligation to purchase additional inventory from Megola, Inc.

Legal Proceedings
The Company has filed a legal action against the company with which it has signed a Purchase, Distribution and Services Agreement, for lack of performance in the delivery of chemical product and protection of sales territory (see Purchase, Distribution & Services Agreement #1, described above).

The Company accrues the legal costs associated with loss contingencies as the associated legal services are rendered.

13.  Subsequent Events

On September 9, 2010, the Company’s Board of Directors approved a resolution to increase the number of authorized shares from 100,000,000 to 500,000,000.   In October 2010 the Company filed a Schedule 14C Information Statement with the SEC stating the same, which was declared effective by the Commission in November 2010.   The Company submitted the necessary amended articles of incorporation to the State of Colorado in December 2010, and these were approved by Colorado in January 2011.

On February 14, 2011, the Company entered into an investment agreement (the “Investment Agreement”)  with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL (the “Investment Agreement”).

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
December 31, 2010
(Unaudited)

On February 14, 2011, the Company also entered into a revolving credit and warrant purchase agreement (the “Credit and Warrant Agreement”) with MRL.  A summary of the material terms of these two agreements are as follows:

(i)        Pursuant to the terms of the Investment Agreement, LTK will subscribe for 81,000,000 shares in the Company (“Sale Shares”), representing approximately 45.5 percent of the Company’s resulting total issued and outstanding common equity, for an aggregate consideration of $5,000,000.  LTK will sell the Sale Shares to MRL, for the same consideration, subject to approval from shareholders of MRL.

(ii)       Pursuant to the terms of the Credit and Warrant Agreement, MRL will extend a $5,000,000 revolving facility (the “Loan Facility”). In consideration of the Loan Facility, the Company will issue MRL a warrant to subscribe for 50,000,000 common shares at an exercise price of $0.10 per share (the “Warrant”).

In the event MRL purchases the Sale Shares from LTK and if they fully exercised the Warrant which would be granted upon final approval of the Credit and Warrant Agreement, both of which are subject to MRL shareholder approval, MRL would acquire an aggregate of 131,000,000 Shares representing approximately 54.5 percent of the resulting total issued and outstanding common equity of the Company, for an aggregate consideration of $10,000,000. As of the date of these financial statements no warrants have been issued to MRL due to the remaining approval requirements.

On February 16, 2010, the Company received payment of $5,000,000 from LTK pursuant to the Investment Agreement.

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

Results of Operations for the Three-Months Ended December 31, 2010 as Compared to the Three-Months Ended December 31, 2009

Revenues and Cost of Sales - For the three-months ended December 31, 2010 we had total revenues of $368,482 from product sales, as compared to no revenues for the three-month period ended December 31, 2009.  Our cost of sales and gross profit for the three-months ended December 31, 2010 was $309,707 and 58,775, respectively, as compared to no cost of sales or gross profit three-month period ended December 31, 2009.  Sales have not yet developed to sufficient levels to improve efficiencies and margins.

Sales have been consistent with the prior three month period ended September 30, 2010 resulting in total sales for the six month period ended December 31, 2010 of $725,599 and gross profit of $88,975.

Operating Expenses - For the three-months ended December 31, 2010 our total operating expenses were $675,178, as compared to total operating expenses of $264,466 for the three-months ended December 31, 2009.  For the three-months ended December 31, 2010 our operating expenses consisted of $35,193 of research and development expense, $9,455 of marketing expense, $197,787 of compensation and related costs, $91,434 of rent expense, $164,758 of professional fees, $21,910 of consulting fees, and $ 154,641 of other general and administrative expenses.  This is compared to operating expenses for the three-months ended December 31, 2009 which consisted of $5,975 of research and development expense, $17,873 of marketing expense, $32,462 of compensation and related costs, $62,417 of rent expense, $52,130 of professional fees, $62,700 of consulting fees, and $30,909 of other general and administrative expenses.

The resulting increase in operating expenses over the prior period is primarily the result of increased operations from sales where in the prior comparative period no sales were generated.

Other Income (Expenses) - For the three-months ended December 31, 2010 we had other income (expenses) that included a $160 gain on the settlement of debt, a ($44,516) loss on the modification of debt, a ($638,231) loss from a change in the fair value of our derivative liabilities, and interest expense of ($904,679).  This is compared to the three-month period ended December 31, 2009, in which our other income (expenses) was ($1,035) from interest expense.

The resulting increase in other expenses over the prior period is primarily the result of increased financing activities under less favorable terms as the prior comparative period.

Net Loss - As noted in our financial statements, we are a development stage enterprise and as such have not had significant operating revenues from the period of inception through December 31, 2010.  As such, our net loss for the three-months ended December 31, 2010 was $2,203,669 as compared to a $265,501 net loss for the three-months ended December 31, 2009.  Our net loss from the period of inception (May 20, 2009) to December 31, 2010 totaled $7,242,690.

The resulting increase of $1,586,231 in other expenses over the prior period is primarily the result of increased costs related to financing activities under less favorable terms as the prior comparative period. As a result of our recent financing from the sale of common equity for proceeds of $5,000,000 we expect these expenses will drop significantly in the next period due to the retirement of outstanding debt.

Ecoblu Products, Inc.

Results of Operations for the Six -Months Ended December 31, 2010 as Compared to the Six -Months Ended December 31, 2009

We commenced our current operations during the quarter ended December 31, 2009.  As indicated above, we had no sales or related costs of sales during the quarter.  For the six-months ended December 31, 2010 we had total revenues of $725,599, cost of sales of $636,624, and gross profit of $88,975.

Operating Expenses - For the six -months ended December 31, 2010 our total operating expenses were $1,245,023, as compared to total operating expenses of $313,194 for the six-months ended December 31, 2009.  For the six-months ended December 31, 2010 our operating expenses consisted of $44,964 of research and development expense, $11,435 of marketing expense, $351,372 of compensation and related costs, $233,890 of rent expense, $311,482 of professional fees, $51,611 of consulting fees, and $240,269 of other general and administrative expenses.  This is compared to operating expenses for the six-months ended December 31, 2009 which consisted of $5,975 of research and development expense, $17,873 of marketing expense, $32,462 of compensation and related costs, $124,345 of rent expense, $52,130 of professional fees, $49,500 of consulting fees, and $30,909 of other general and administrative expenses.

Other Income (Expenses) - For the six -months ended December 31, 2010 we had other income (expenses) that included a $12,706 gain on the settlement of debt, a ($421,600) loss on the modification of debt, a $155,463 gain from a change in the fair value of our derivative liabilities, and interest expense of ($1,645,004).  This is compared to the six-month period ended December 31, 2009, in which our other income (expenses) was ($1,035) from interest expense.

Liquidity and Capital Resources

On December 31, 2010, we had $11,321 cash on hand.  Our operations used $1,401,497 of cash in the six-month period ended December 31, 2010. Cash $7,344 used in by investing activities during the same period consisted of purchases of property and equipment of $6,324 and payments for prepaid trademark costs of $1,110.  Cash of $1,034,628 was provided by financing activities during the same period, which consisted of proceeds from debt issuance of $770,500 and related party advances of $884,974, less repayments of related party advances of $283,924 and repayments of debt totaling $336,922.

On December 31, 2009, we had $609 cash on hand and had discontinued our former operations marketing our apparel lines.  Our operating activities used $103,986 and our investing activities used $739,705 of cash in the six-month period ended December 31, 2009.  During the same period, we received proceeds from financing activities of $844,300 primarily from the issuance of common stock and issuance of debt.

We have recently completed a significant financing through the sale of our common equity. This financing of $5,000,000 will be sufficient to retire our outstanding debt and satisfy our short term cash requirements.  Since inception, we have predominantly financed cash flow requirements through the issuance of common stock for cash.

We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues from business activities, which may take the next few years to realize.

Over the next twelve months we believe that existing capital and funds from intended operations will be sufficient to sustain current operational levels but not planned development of intended operations. Consequently, we will be required to seek additional capital in the future to fund growth through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

We currently have a pending credit facility for an additional $5,000,000 which may become available to us upon final approvals by the issuing entity.

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

Plan of Operation

EcoBlu Products, Inc. is a manufacturer of proprietary wood products treated with an eco-friendly proprietary chemistry that protects against fire, mold/mycotoxins, fungus, rot-decay, wood ingesting insects and termites with EcoBlu's WoodSurfaceFilm™ and FRC™ technology (Fire Retardant Coating). EcoBlu products, "Good Wood™" utilizing patent pending technology is the ultimate in wood protection, preservation, and fire safety to building components constructed of wood, from joists, beams and paneling, to floors and ceilings. EcoBuilding Products, Inc. is a registered DBA of EcoBlu Products, Inc.

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

Over the next twelve months the Company intends to continue to expand marketing efforts to develop sales of products. Our recent financing activities have eliminated our debt and provided the operating capital needed to develop our sales of our products (see Item 5 titled “Other Information” of this Quarterly Report and the related exhibits for detailed information relating to the recent financing).

EcoBlu Products, Inc. continues to developed our affiliate coating program. This program is designed to allow lumber companies to coat commodity lumber at their facilities contingent upon their stocking inventory and supporting our line of engineered wood products.

Ecoblu Products, Inc.

Critical Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Ecoblu Products, Inc. and its wholly owned subsidiary, Ecoblu Products, Inc. of Nevada. Intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable
Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable. All of the Company’s receivables are pledged as collateral for the Company’s $1,500,000 Senior Secured Convertible Notes.

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

Inventories
Inventories primarily consist of chemicals and lumber and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value).  Net realizable value is the estimated selling price in the ordinary course of business.  As of December 31, 2010, there were no write-downs of inventory to net realizable value.

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

Long-Lived Assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  At December 31, 2010, the Company determined that none of its long-term assets were impaired.

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

Loss Per Share
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect.  Potential common shares at December 31, 2010 that have been excluded from the computation of diluted net loss per share included convertible debt of $1,319,820 convertible into 4,012,500 shares of common stock and warrants exercisable into 27,037,500 shares of common stock.

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
The Company had product sales revenue of $209,078 to a single customer for the six months ended December 31, 2010.  Sales to this customer represented approximately 29% of the Company’s total revenues for the current six month period.  The Company had product sales revenue of $204,322 to another customer for same period, which totaled approximately 28% of the Company’s total revenues.

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

Recent Accounting Pronouncements
In January 2011, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2011-01 (ASU 2011-01), Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this Update apply to all public-entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The Company does not expect the provisions of ASU 2011-01 to have a material effect on its financial position, results of operations or cash flows.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-28 (ASU 2010-28), Intangibles-Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.  This Update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-28 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  The Company does not expect the provisions of ASU 2010-22 to have a material effect on its financial position, results of operations or cash flows.

Ecoblu Products, Inc.

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company does not expect the provisions of ASU 2010-21 to have a material effect on its financial position, results of operations or cash flows.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

Going Concern
Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. As shown in the accompanying financial statements, we have incurred a net loss of $7,242,690 for the period from inception (May 20, 2009) to December 31, 2010, and have generated total revenue since inception of $950,098. Our future is dependent upon our ability to obtain financing and to develop profitable operations. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or financing activities with special purpose entities.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

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

Changes in Internal Controls
During the period covered by this report, there was no change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Ecoblu Products, Inc.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

EcoBlu v. Bluwood USA

On August 23, 2010, the Company filed a legal action in The Superior Court San Diego, County of San Diego, Case # 37-2010-00058482-CU-MC-NC, against Bluwood USA, Inc., for failure of perform pursuant to the Purchase, Distribution and Services Agreement in the delivery of chemical product and protection of sales territory. One named individual in the suit filed a motion to dismiss based on lack of personal jurisdiction which was denied on February 4, 2011. The case is presently in the discovery phase.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2011, the Ecoblu Products Inc. (“Ecoblu”)  entered into an investment agreement (the “Investment Agreement”)  with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Pursuant to the terms of the Investment Agreement, LTK purchased 81,000,000 shares in Ecoblu representing approximately 45.5 percent of the resulting total issued and outstanding common equity of Ecoblu, for $5,000,000. Pursuant to the agreement LTK will sell the shares to MRL, for the same consideration, subject to approval from shareholders of MRL. The proceeds are to be used for retirement of debt and working capital. This transaction was previously disclosed in our current report on for Form 8K filed February 16, 2011.

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

Ecoblu Products, Inc.

Item 3 - Defaults Upon Senior Securities

None, for the period ending December 31, 2010

Item 4 - [Removed and Reserved]

Item 5 - Other Information

Ecoblu Products, Inc. includes the following disclosure previously filed on form 8-K on February 16, 2011 under Section 1 – Registrant’s Business and Operations, Item 1.01  Entry into a Material Definitive Agreement.

On February 14, 2011, the Ecoblu Products Inc. (“Ecoblu”)  has entered into an investment agreement (the “Investment Agreement”)  with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL (the “Investment Agreement”).

On February 14, 2011, Ecoblu has also entered into a revolving credit and warrant purchase agreement (the “Credit and Warrant Agreement”) with MRL.  A summary of the material terms of these two agreements are as follows

(i)        pursuant to the terms of the Investment Agreement, Dato’ Low Tuck Kwong will subscribe for 81,000,000 shares in Ecoblu (“Sale Shares”), representing approximately 45.5 percent of the resulting total issued and outstanding common equity of Ecoblu, for an aggregate consideration of $5,000,000. Dato’ Low Tuck Kwong will sell the Sale Shares to MRL, for the same consideration, subject to approval from shareholders of MRL; and

(ii)       pursuant to the terms of the Credit and Warrant Agreement, MRL will extend a $5,000,000 revolving facility (the “Loan Facility”). In consideration of the Loan Facility, Ecoblu will issue the Company a warrant to subscribe for 50,000,000 shares in Ecoblu (“Shares”) at an exercise price of US$0.10 per Share (the “Warrant”).

In the event MRL purchases the Sale Shares from LTK and if they fully exercised the Warrant which would be granted upon final approval of the Credit and Warrant Agreement, both of which are subject to MRL shareholder approval, MRL would acquire an aggregate of 131,000,000 Shares representing approximately 54.5 percent of the resulting total issued and outstanding common equity of Ecoblu, for an aggregate consideration of $10,000,000. As of the date of this report no warrants have been issued to MRL due to the remaining approval requirements.

On February 16, 2010, the Company received payment of $5,000,000 from LTK pursuant to the Investment Agreement.

The Company considered several factors related to both the initial sale of common equity and the entry into the Credit and Warrant Agreement with MRL which include but were limited to: our need for operating capital, the immediate need for capital to satisfy our liabilities, our limited opportunities for financing on terms favorable to the Company, our recent market price and volume for our equity, the potential availability of the revolving line of credit from MRL, the good faith actions of MRL and its affiliates related to advances interim loans to the Company, termination of warrants and other conversion rights and the potential for future support as a significant shareholder of substantial financial strength.

Investment Agreement Use of Proceeds:

Ecoblu will use all of the proceeds from the purchase of the Purchased Shares to (i) pay accrued interest on the 3/10 Notes; (ii) repay $380,000 previously advanced by Steven Conboy to the Company; (iii) discharge all working capital loans currently extended to the Company, including $739,200 owed to MRL; and (iv) provide working capital, including the purchase of lumber or chemicals or for investment in fixed assets, including the establishment of coating and/or storage facilities, provided that any single expenditure in excess of $250,000 shall be pursuant to the Company’s annual Board-approved business plan or otherwise pursuant to specific Board approval.

Warrants:

(i)        Exercise Price.  The exercise price of the Warrant is $0.10 per Share (the “Exercise Price”).

(ii)       Termination Date. The Warrant is exercisable for a period of five years from the date of issuance.

Ecoblu Products, Inc.

(iii)      Exercise. The Warrant may be exercised in full or in part.

(iv)      Payment Terms.  Payment of the Exercise Price shall be made by wire transfer to an account designated by Ecoblu in writing or by certified or official bank check payable to the order of Ecoblu. MRL may also pay the exercise price at their election by off-set against any outstanding balance due pursuant to the Loan Facility.

(v)       Adjustments. The Exercise Price and the number of Shares issuable pursuant to the exercise of the Warrant is subject to certain adjustments which include, inter alia, the splitting, subdivision or combination of the Shares, or the declaration of dividend or making of a distribution.

Loan Facility:

(i)        Period: MRL shall make loans on a revolving basis from time to time from the “Effective Date”(which is contingent upon Shareholders’ approval and all other regulatory approvals being obtained by MRL) until three years from the Effective Date (the “Expiration Date”).

(ii)       Amount: The loan shall be made in such aggregate amounts as Ecoblu may request with prior approval of its board of directors and be in multiples of $500,000, provided that the aggregate outstanding principal of all loans shall not at any time exceed $5,000,000 less the aggregate investment, if any, made by MRL pursuant to the exercise of the Warrant.

(iii)      Repayment: Each loan shall be due and payable, together with accrued interest, three months from the date it is advanced but not later than the Expiration Date.

(iv)      Interest: Payable on any unpaid principal amount of each loan from the date of such loan until paid in full at a rate per annum of 6 per cent. After maturity, and at any time an event of default exists, accrued interest on all loans shall be payable on demand.

(v)       Use of Loan Proceeds: The loan proceeds are to be used solely for:

(a)       Note Repayment; and

(b)       Ecoblu’s working capital, including the purchase of lumber or chemicals or for investment in fixed assets, including the establishment of coating and/or storage facilities.

Board of Directors of Ecoblu.

On completion of the subscription of shares by LTK, the number of directors on the board of directors of Ecoblu (“Ecoblu Board”) will be increased from one to five members and LTK (or the MRL in the event they acquire the shares from LTK) will be permitted to propose for election two of the five directors, for purposes of filling the initial vacancies created by the increase in the size of the Ecoblu Board and subsequently for annual election by the shareholders of Ecoblu. No candidates have been proposed as of the date of this report.

Material relationships between the related parties

Dato’ Low Tuck Kwong (“LTK”)

LTK is deemed to be a “controlling shareholder” of MRL, as he indirectly owns more than 15 per cent of the issued shares of MRL. LTK also owns a majority interest in Newstar Holdings Pte Ltd, a Company of which we recently agreed to purchase chemical components.

Acquired Notes and Termination of Warrants and Conversion Rights Acquired

In December 2010, SLM Holding PTE, Ltd. (SLM) a wholly owned subsidiary of MRL bought loan notes from a group of third party investors issued by Ecoblu (the “Notes”), for the aggregate sum of $1,000,000, in anticipation of the agreements discussed in this Item 1.01. The use of proceeds for the investment agreement provide that Ecoblu repay the principal owing on the Notes amounting to approximately $1,287,000 together with accrued interest (“Note Repayment”).

Ecoblu Products, Inc.

In January 2011, SLM Holding PTE, Ltd. (SLM) a wholly owned subsidiary of MRL agreed to terminate various warrants it acquired from 3rd party holders for nominal consideration of $10. These comprise all right, title and interest in Series A through G Warrants issued March 26, 2010, for a total of 26,250,000 shares, and all rights granted to certain note holders to convert debt to 3,750,000 shares of the Company's common stock.

The referenced notes and warrants are those which were the subject of our disclosure filed on Form 8K on October 28, 2010 which we incorporate by reference in the entirety into this current report on Form 8K.

Promissory Note - Related Party (Conboy/Ecoblu)

On October 22, 2010, Ecoblu borrowed from its President Steve Conboy, the sum of $380,000.00 with interest from October 22, 2010 on the unpaid principal at 9% interest per annum.  The unpaid principal and accrued interest is payable in full on demand.  Unpaid principal after the demand for payment shall accrue interest at 18% per annum.

Proceeds from the note were used to make $336,494 in payments related to the notes acquired by MRL and a portion of the proceeds from the Investment Agreement as disclosed in this Item 1.01are to be used to repay this outstanding Note.

Promissory Note - Related Party (Conboy/LTK)

On October 21, 2010 our President Steve Conboy executed a promissory note whereby; Steve Conboy promised to pay to LTK, the sum of Three Hundred Eighty Thousand US dollars and no cents ($380,000.00).  The repayment of the Note (including principal and interest, if any) is due in full on or before February 21, 2011 and thereafter upon demand.

The terms provide that the Note will be settled in all by assignment of nine million five hundred thousand (9,500,000) Rule 144 restricted shares in EcoBlu Products, Inc. (OTCBB: ECOB) from Steve Conboy’s personal share holdings.  Each share valued at .04 cents.

Subsequently, LTK assigned the proceeds from this note to Swanny Sujanty, an individual. The note was paid in full and all obligations were satisfied on January 18th 2011 with the transfer of 9,500,000 shares of restricted stock from Steve Conboy to Swanny Sujanty.

Repayment of loans for Purchase of Supplies and Inventory

Ecoblu will use the Loan Facility to repay monies owed by Ecoblu to MRL amounting to approximately $739,000 used for the purchase of supplies and inventory.

The preceding paragraphs  contained in this Item 5 are qualified in their entirety by reference to the form of Investment Agreement, the form of Revolving Credit and Warrant Agreement and the form of Warrant Termination Agreement, incorporated by reference in Exhibit 10.5,  Exhibit 10.6 and Exhibit 10.7 to this Quarterly Report on Form 10Q.

About Manhattan Resources Limited, a Singapore Corporation

Manhattan Resources Limited, through its subsidiaries and joint ventures, provides logistics, production, and other support services to the coal mining and oil and gas industries in Indonesia. The company engages in the ship chartering and provision of freight services, primarily for coal carrying activities; and leasing of mining equipment and machinery. It also provides agency, handling, and consultancy services; and coal mining ancillary services. The company is based in Singapore.

Ecoblu Products, Inc.

Item 6 - Exhibits and Reports

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

Ecoblu Products, Inc.

10.1
Agreement and Plan of Merger – between Ecoblu Products, Inc. (Colorado) and Ecoblu Products Inc. (Nevada), dated October 7, 2009. Additional Parties to the agreement are James H. Watson, Jr., Ken Relyea, Steve Conboy and Mark Vuozzo, as Individuals, filed as exhibit 10.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009.

10.2
AF21 Product, Purchase, Sales,  Distribution & Service Agreement, between Ecoblu Products, Inc. and Megola, Inc., dated November 11, 2009 filed as exhibit 10.2 with the registrant’s Quarterly Report on Form 10-Q; filed with the Securities and Exchange Commission on November 23, 2009.

10.3
Purchase, Distribution & Service Agreement, between Ecoblu Products, Inc. Bluwood USA, Inc., dated August 24, 2009, filed as exhibit 10.3 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009.

10.4
Application System Purchase Agreement – between Ecoblu Products, Inc. and SC Bluwood Inc., dated September 28, 2009, filed as exhibit 10.4 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009.

10.5
Investment Agreement – between Ecoblu Products, Inc.,  Manhattan Resources Limited and Dato’ Low Tuck Kwong , dated February 14, 2009, filed as exhibit 10.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on February 16, 2011.

10.6
Revolving Credit and Warrant Agreement – between Ecoblu Products, Inc. and Manhattan Resources Limited, dated February 14, 2009, filed as exhibit 10.2 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on February 16, 2011.

10.7
Warrant Termination Agreement – between Ecoblu Products, Inc. and SLM Holding PTE, Ltd., dated January 12, 2011, filed as exhibit 10.3 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on February 16, 2011.

Ecoblu Products, Inc. includes herewith the following exhibits:

10.8	Hartindo AF21 Product, Purchase, Sales, Distribution & Service Agreement, between Ecoblu Products, Inc. and Newstar Holdings Pte Ltd, dated January 18, 2011.
31.1	Certification of Principal Executive Officer and Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))
32.1	Certification of Principal Executive Officer and Principal Financial Officer (18 U.S.C. 1350)

Ecoblu Products, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ecoblu Products, Inc.

Date: February 22, 2010	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer
Principal Financial Officer