Form 10-Q
period 2011-03-31
ECOBLU PRODUCTS, INC.
filed 2011-05-23
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

commission file number:333-145659

Ecoblu Products, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	20-8677788
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

909 West Vista Way
Vista, California 92083
(Address of principal executive offices)

(760) 732-5826
(Registrants telephone number, including area code)

_____________________________________________________________
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

The number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2011:   177, 768,100 shares of common stock

Ecoblu Products, Inc.

Contents

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements March 31, 2011

ECOBLU PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2011	2010

ASSETS (Note 6)
CURRENT ASSETS
Cash	$2,171,209	$385,534
Accounts receivable, net of allowance for doubtful accounts of $17,487 at
March 31, 2011 and $4,487 at June 30, 2010	18,423	5,477
Loan receivable - related party	-	23,500
Other receivables	-	5,886
Inventory	1,547,175	679,380
Prepaid loan fees	-	176,607
Other prepaid expenses	5,000	-
Deposit	-	45,155
Total current assets	3,741,807	1,321,539

PROPERTY AND EQUIPMENT, net	384,694	429,912

OTHER ASSETS
Equipment deposits - related party	161,618	161,618
Equipment deposits - other	91,732	-
Prepaid trademark costs	5,981	4,871
Total other assets	259,331	166,489

TOTAL ASSETS	$4,385,832	$1,917,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$278,840	$200,900
Payroll and taxes payable	383,274	106,580
Advances from related party	83,163	-
Other payables and accrued expenses	107,451	15,864
Notes payable - related party, including accrued interest	1,009,111	-
Convertible notes payable, including accrued interest and net of discount	-	341,681
Loans payable - related party, including accrued interest	242,084	-
Loans payable - other	136,691	44,500
Derivative and warrant liabilities	-	1,656,217
Total current liabilities	2,240,614	2,365,742

LONG TERM LIABILITIES
Convertible notes payable, including accrued interest and net of discount	-	407,779
Total long term liabilities	-	407,779

TOTAL LIABILITIES	2,240,614	2,773,521

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 500,000,000 shares authorized,
177,786,100 shares issued and outstanding at March 31, 2011
and 75,594,333 shares issued and outstanding at June 30, 2010	177,786	75,594
Additional paid-in capital	10,558,520	3,368,972
Common stock subscription receivable	(20,000)	(20,000)
Accumulated deficit	(8,571,088)	(4,280,147)
Total stockholders' equity (deficit)	2,145,218	(855,581)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,385,832	$1,917,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOBLU PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010

REVENUE
Product sales	$16,513	$9,207	$739,112	$9,207
Equipment and other sales	28,800	-	31,800	-

Total revenue	45,313	9,207	770,912	9,207

COST OF SALES	(41,644)	(3,423)	(678,268)	(3,423)

GROSS PROFIT	3,669	5,784	92,644	5,784

OPERATING EXPENSES
Research and development	95,831	26,624	140,795	32,599
Marketing	33,879	42,976	45,314	60,849
Compensation	289,270	44,078	640,642	76,540
Rent	89,216	248,974	323,106	373,319
Professional fees	319,711	168,432	631,193	220,562
Consulting	103,500	1,523,930	155,111	1,573,430
Other general and administrative expenses	213,122	42,237	453,391	73,146

Total operating expenses	1,144,529	2,097,251	2,389,552	2,410,445

LOSS FROM OPERATIONS	(1,140,860)	(2,091,467)	(2,296,908)	(2,404,661)

OTHER INCOME (EXPENSES)
Gain on settlement of lease	-	13,142	-	13,142
Gain (loss) on settlement of debt	-	(110,720)	12,706	(110,720)
Loss on modification of debt	-	-	(421,600)	-
Change in fair value of derivative liability	213,491	(331,336)	368,954	(331,336)
Interest expense	(309,089)	(15,669)	(1,954,093)	(16,704)

Total other income (expenses)	(95,598)	(444,583)	(1,994,033)	(445,618)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,236,458)	(2,536,050)	(4,290,941)	(2,850,279)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,236,458)	$(2,536,050)	$(4,290,941)	$(2,850,279)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	(0.01)	(0.04)	(0.04)	(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	136,533,322	70,737,012	99,317,004	68,442,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOBLU PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months	Nine months
	Ended	Ended
	March 31,	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,290,941)	$(2,850,279)
Adjustment to reconcile net loss to net cash
used in operating activities:
Gain on settlement of lease	-	(13,142)
Loss on modification of debt	421,600	-
(Gain) loss on settlement of debt	(12,706)	110,720
Interest on amortization of debt discount	888,946	10,610
Interest on amortization of loan fees	176,606	221
Interest on repricing of warrants	140,981	-
Change in fair value of derivative liability	(368,954)	331,336
Common stock issued for services	218,927	1,560,350
Common stock issued for payment of rent and lease settlement	80,000	95,000
Depreciation expense	54,594	1,177
Bad debt expense	13,000	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(25,946)	(6,257)
Decrease in other receivables	5,886	-
(Increase) in inventory	(867,795)	(661,211)
Decrease (increase) in prepaid expenses	(5,000)	1,200
Decrease (increase) in deposits	45,155	(20,000)
Increase in accounts payable	120,785	344,768
Increase in rent payable	-	138,316
Increase in other payables and accrued expenses	368,282	29,044
Increase in deferred rent expense	-	19,445
Increase in accrued interest added to principal	17,427	5,873
Net cash used in operating activities	(3,019,153)	(902,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,375)	(402,048)
Payments for equipment deposits - related party	-	(339,119)
Payments for equipment deposits - other	(91,732)	-
Payments for leasehold improvements	-	(54,922)
Payments for prepaid trademark costs	(1,110)	(4,871)
Net cash used in investing activities	(102,217)	(800,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	5,000,000	728,500
Proceeds from debt issuances	770,500	2,031,500
Proceeds from related party advances and notes	873,118	-
Payments for redemption of common stock	-	(5,000)
Repayments of debt issuances	(1,212,192)	-
Repayments of related party advances and notes	(524,371)	(11,200)
Payment to related party for cancellation of warrants	(10)	-
Payments of loan fees	-	(61,000)
Net cash provided by financing activities	4,907,045	2,682,800

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,785,675	979,011

CASH AND CASH EQUIVALENTS - beginning of period	385,534	-

CASH AND CASH EQUIVALENTS - end of period	$2,171,209	$979,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOBLU PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months	Nine months
	Ended	Ended
	March 31,	March 31,
	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid	$730,133	$-

Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES

Nine Months Ended March 31, 2011

During the nine months ended March 31, 2011, the Company was a party to an agreement whereby certain increments of a $127,000 convertible note payable were assigned by the original investor to a third party. The assignment agreement included modifications to the debt increments and embedded conversion features that were more favorable to the lender, resulting in a $161,667 loss on debt modification that was charged to operations. During the current nine month period, a total of $132,054 of debt increments were assigned to this third party and converted into 2,685,861 shares of the Company's common stock at prices ranging from $0.07 to $0.17 per share (See Note 6).

During the nine months ended March 31, 2011, the Company was a party to an agreement whereby a $360,000 convertible note was assigned in full to the same third party as the note increments described above. The assignment agreement included modifications to the debt and its embedded conversion feature that were more favorable to the lender, resulting in a $259,933 loss on debt modification that was charged to operations. Pursuant to this debt modification, the Company recognized a derivative liability with an initial value of $247,364 due to a change in the exercise price of the embedded conversion feature from fixed to variable. During the current nine month period, debt totaling $385,991 was converted into 15,457,776 shares of the Company's common stock at prices ranging from $0.04 to $0.14 per share (See Note 6).

During the nine months ended March 31, 2011, the Company issued 400,000 common shares as additional consideration for the cancellation of the
Company's lease on its Texas facilities. These shares were valued at $80,000 (See Note 10).

During the nine months ended March 31, 2011, the Company issued 1,274,000 shares of its common stock for consulting and advisory services valued at $108,840. During the same nine month period, the Company issued 500,000 shares for sales commisssions valued at $35,000
(See Note 10).

During the nine months ended March 31, 2011, the Company issued 736,106 shares of its common stock for legal services valued at $75,221
(See Note 10).

During the nine months ended March 31, 2011, the Company issued 138,024 shares of its common stock in exchange for the cancellation of debt due professionals and consultants. The Company valued the shares at $30,005 and recognized a net gain on the cancellation of indebtedness of $12,706 (See Note 10).

During the nine months ended March 31, 2011, the Company had recognized derivative and warrant liabilities as a result of committed and outstanding common shares in excess of the number of shares authorized (See Notes 8 and 9). In January 2011, pursuant to a state-approved increase to the Company's authorized capital, derivative and warrant liabilities totaling $1,534,626 for the former excess shares were reclassified to additional paid-in capital.

During the nine months ended March 31, 2011, the Company agreed to reduce the exercise price of 3,750,000 of its warrants from $0.40 per share to $0.20 per share. A total of $140,981 was charged to interest expense for the re-pricing of these warrants (See Note 10).

In December 2010, SLM Holding PTE, Ltd. (SLM), a wholly owned subsidiary of MRL and related party, purchased convertible notes issued by the Company from a group of third party investors and a placement agent for the aggregate sum of $1,000,000 (see Note 6). In January 2011,
SLM agreed to terminate 27,037,500 Series A through G warrants and beneficial conversion features related to these acquired notes for nominal consideration of $10. The beneficial conversion features formerly comprised all rights granted to the note holders to convert debt to 4,012,500 shares of the Company's common stock.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOBLU PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NONCASH INVESTING AND FINANCING ACTIVITIES (Continued)

Nine Months Ended March 31, 2010

During the nine months ended March 31, 2010, the Company issued a convertible note in the amount of $105,000 to a placement advisor for fees due on a $1,500,000 financing.

During the nine months ended March 31, 2010, the Company transferred equipment and chemical inventories with a cost basis of
$137,119 in consideration for the cancellation of the Company lease and amounts due the landlord on its Texas facilities. The Company recognized a net gain of $13,142 on the transaction.

In connection with the above indicated $1,500,000 financing and the related $105,000 obligation due the placement advisor, the Company issued warrants with a relative fair value totaling $1,290,135 that was accounted for as discounts against the principal amounts due with an offsetting amount recorded to equity.

During the nine months ended March 31, 2010, the Company issued a convertible note in consideration for $127,000. The Company recognized a beneficial conversion feature of $107,000 that was accounted for as a discount against the principal amount due with an offsetting amount recorded to equity.

As of March 31, 2010, the Company recorded a derivative liability of $331,336 for the number of committed and outstanding shares in excess of the number of shares authorized.

During the nine months ended March 31, 2010, the Company issued 4,105,000 shares of its common stock for consulting and advisory services valued at $1,560,300.

During the nine months ended March 31, 2010, the Company issued 645,782 shares of its common stock in exchange for the cancellation of debt due professional and consultants. The Company valued the shares at $286,877 and recognized a net loss on the cancellation of indebtedness of $110,720.

In March 2010, the Company issued 250,000 common shares as consideration towards rent due on its Colton facilities. The Company valued these shares at $95,000.

During the nine months ended March 31, 2010, the Company issued 1,137,944 common shares to a related party in exchange for the purchase of equipment with a cost basis of $113,794.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
March 31, 2011
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

Through December 2010, the Company was deemed to be in the development stage, as defined in Accounting Codification Standard (“ACS”) topic 915 Development Stage Entities.  From inception through December 31, 2010, the Company had recorded revenues totaling $950,098.  During the current three month period ended March 31, 2011, management determined that the Company exited the development stage.  Thus, the Company is no longer required to report its stock issuances from inception, nor include inception-to-date information in its statements of operations and cash flows.

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2011, and the results of its operations and cash flows for the three and nine months ended March 31, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended June 30, 2010.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
March 31, 2011
 (Unaudited)

2. Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Ecoblu Products, Inc. and its wholly owned subsidiary, Ecoblu Products, Inc. of Nevada. Intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable
Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable. All of the Company’s receivables are pledged as collateral for the Company’s $1,500,000 Senior Secured Notes (see Note 6).

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

Inventories
Inventories primarily consist of chemicals and lumber and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value).  Net realizable value is the estimated selling price in the ordinary course of business.  As of March 31, 2011, there were no write-downs of inventory to net realizable value.

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

Long-Lived Assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  At March 31, 2011, the Company determined that none of its long-term assets were impaired.

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
March 31, 2011
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

Loss Per Share
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect.  At March 31, 2011, there were no potential dilutive common shares outstanding.  Potential common shares at March 31, 2010 that have been excluded from the computation of diluted net loss per share included convertible debt of $2,092,000 convertible into 6,457,050 shares of common stock and warrants exercisable into 27,037,500 shares of common stock.

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

The Company had product sales revenue of $209,078 and $204,322 to two customers, representing 27% and 27% of total sales for the nine months ended March 31, 2011, respectively. There were no concentrations during the nine months ended March 31, 2010.

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

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
March 31, 2011
 (Unaudited)

Income Taxes
The Company accounts for its income taxes under the provisions of ASC Topic 740 ”Income Taxes”. The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Recent Accounting Pronouncements

In April 2011, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update No. 2011-04 (ASU 2011-04), Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect the provisions of ASU 2011-04 to have a material effect on its financial position, results of operations or cash flows.

In April 2011, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update No. 2011-03 (ASU 2011-03), Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not expect the provisions of ASU 2011-03 to have a material effect on its financial position, results of operations or cash flows.

In April 2011, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update No. 2011-02 (ASU 2011-02), Receivables (Topic 310) A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update apply to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors. The amendments to Topic 310 clarify the guidance on a creditor's evaluation of (a) whether it has granted a concession and (b) whether a debtor is experiencing financial difficulties.  There is currently diversity in practice in identifying restructurings of receivables that constitute troubled debt restructurings for a creditor. The clarifying guidance in this Update should result in more consistent application of U.S. GAAP for debt restructurings. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not expect the provisions of ASU 2011-02 to have a material effect on its financial position, results of operations or cash flows.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
March 31, 2011
 (Unaudited)

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

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-28 (ASU 2010-28), Intangibles-Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.  This Update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company’s adoption of the provisions of ASU 2010-28 did not have a material effect on its financial position, results of operations or cash flows.
In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  The Company adoption of the provisions of ASU 2010-22 did not have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company adoption of the provisions of ASU 2010-21 did not have a material effect on its financial position, results of operations or cash flows.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
March 31, 2011
 (Unaudited)

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company adoption of the provisions of ASU 2010-20 did not have a material effect on its financial position, results of operations or cash flows.

3. Inventories

As of March 31, 2011, inventories consist of the following:

Chemicals	$528,639
Lumber	1,018,536
$1,547,175

All of the Company’s inventories are pledged as collateral for the Company’s $1,500,000 Senior Secured Notes (see Note 6).

4. Prepaid Loan Fees

In March 2010, the Company received $1,500,000 from Iroquois Master Fund, Ltd through the issuance of senior convertible notes and warrants (See Note 6). In connection with this financing, the Company incurred loan fees totaling $202,000 of which $105,000 was due to the Placement Agent and evidenced by a convertible promissory note.  The Company also issued 100,000 shares of its common stock to the Placement Agent as partial consideration for its services. The common shares were valued at their respective market value on date the loan closed of $36,000 and were included in loan fees. The remaining fees of $61,000 were paid from the proceeds received.

In May 2010, the Company issued additional common shares to the placement agent and other parties valued at $36,000 in connection with the above financing.

The $238,000 total prepaid loan fees were amortized over the one year term of the underlying notes.  Amortization charged to interest expense for the three months and nine months ended March 31, 2011 totaled $57,637 and $176,606, respectively.  The balance of prepaid loan fees was $0 at March 31, 2011.  On January 12, 2011, the related notes were subject to a substantial modification of terms and accounted for as an extinguishment of debt with a related party, pursuant to ASC Topic 470-50 “Modifications and Extinguishments” (see Note 6).

 5. Property and Equipment

Property and equipment as of March 31, 2011 consists of the following:

Machinery and equipment (useful life of 7 years)	$378,500
Furniture (useful life of 5 years)	18,223
Computer equipment (useful life of 3 years)	3,685
Research & development equipment (useful life of 5 years)	10,789
Leasehold improvements (useful life of 3 years)	63,675
474,872
Less accumulated depreciation	(90,178)
$384,694

Depreciation charged to operations for the three and nine months ended March 31, 2011 amounted to $18,198 and $54,594, respectively.  Depreciation charged to operations for the three and nine months ended March 31, 2010 amounted to $1,177 and $1,177, respectively.  All of the Company’s property and equipment are pledged as collateral for the Company’s $1,500,000 Senior Secured Notes (see Note 6).

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
March 31, 2011
 (Unaudited)

6. Notes Payable

Convertible Notes - $1,500,000 Financing
On March 26, 2010, the Company entered into a definitive agreement with accredited investors to borrow $1,500,000 in gross proceeds before fees and expenses through the issuance of Senior Secured Convertible Notes (the “Notes”) originally due March 26, 2011.

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

Pursuant to the original terms, the holders were able convert the Notes into shares of common stock at a conversion price of $0.40 at any time which upon full conversion of the Notes would have resulted in the issuance of 3,750,000 shares of common stock.

In connection with the issuance of the original Notes, the Company issued seven different series of warrants to the investors to purchase a total of 26,250,000 shares of its common stock at exercise prices ranging from $0.40 per share to $0.60 per share. The majority of the warrants expire five years from their respective date of issuance.  The warrants allowed for cashless exercise.

During the nine months ended March 31, 2011, the Company agreed to reduce the exercise price of 3,750,000 of these warrants from $0.40 per share to $0.20 per share.  A total of $140,981 was charged to interest expense for the re-pricing of these warrants.

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

The Company also executed a Registration Rights Agreement pursuant to which the Company was required to file a registration statement within 30 days of the Closing Date, and the Company was to use its reasonable best efforts to cause the registration statement to be declared effective within 90 days of the Closing Date (120 days in the event the SEC reviews the registration statement).  If the registration statement was not declared effective within the 120 days, the Company was obligated to pay the investors “Registration Delay Payments” equal 1% of 67% of each investor’s original principal amount as stated in such investor’s Note. The registration delay payment obligation accrued at a rate of $10,050 in each thirty-day period that the registration statement remained not effective commencing on August 23, 2010.  Interest would accrue on any unpaid Registration Delay Payment at a rate of 1.5% per month.  Pursuant to the Exchange Agreement described in the next paragraph, the Registration Delay Payment obligation has been extinguished.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
March 31, 2011
 (Unaudited)

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible notes were recorded net of discounts that include the relative fair value of the warrants and the Notes’ beneficial conversion features totaling $1,500,000.  The discounts were amortized and charged to operations over the life of the debt using the effective interest method.  The initial value of the warrants of $1,221,600 was calculated using the Black-Scholes Option Model with a risk free interest rate ranging from 1.04% to 2.59%, volatility of 108.37%, and trading price of $0.36 per share.  The beneficial conversion feature of $278,400 was calculated pursuant to ASC Topic 470-20 using a trading price of $0.36 per share and an effective conversion price $0.0742 per share. Amortization of the discounts charged to operations for the nine months ended March 31, 2011 amounted to $747,257.

Interest charged to operations on the principal balance of the notes (including penalties and interest associated with the late payment and registration delay) for the nine months ended March 31, 2011 totaled $460,590.

The $1,500,000 discount was originally offset to liabilities pursuant to ASC Topic 815-40-25,”Contracts in Entity’s Own Equity.” On the date the proceeds were received, the number of the Company’s authorized but unissued common shares were insufficient to meet all of the Company’s commitments for share issuances under the terms of its convertible notes, options and warrant agreements, thereby requiring liability accounting.   As discussed in Note 8, on the valuation date of January 11, 2011, the former derivative liability was reclassified to additional paid-in capital due to the Company’s effective increase in its authorized shares and elimination of the warrants and conversion feature of the New Notes.

On October 27, 2010, the Company entered into a separate Exchange Agreement with each of the investors whereby in exchange for each investor’s Note it issued to each investor a Senior Secured Convertible Note (each a “New Note” and collectively, the “New Notes”) which were convertible into shares of the Company’s common stock.  Pursuant to the terms of each Exchange Agreement, the Company was also no longer obligated to register the shares of common stock issuable upon conversion of the New Notes or upon exercise of the warrants.  In addition, the related Registration Delay Payment obligation described in the above paragraph has been extinguished by this Exchange Agreement.

Effective November 10, 2010, the Company filed a request with the SEC to withdraw the registration statement.

The aggregate original principal amount of all New Notes on the October 27, 2010 debt exchange date was $1,287,834.  Pursuant to the terms thereof, each of the New Notes amortizes in six equal installments (November 24, 2010, December 23, 2010, January 24, 2011, February 22, 2011, March 22, 2011, and March 26, 2011). The Company may pay each monthly installment amount due under each of the New Notes, at its option, in cash or, subject to the satisfaction of customary equity conditions, in shares of the Company’s common stock.  If the Company elected to make payment in shares of its common stock, the number of shares issued by the Company would be determined by dividing the installment amount being converted by the lowest of (a) the conversion price then in effect, (b) 70% of the average of the 3 lowest closing bid prices of our common stock during the 20 consecutive trading day period immediately preceding the applicable installment date and (c) 70% of the closing bid price of our common stock on the trading day immediately preceding the applicable installment date. The New Notes continued to be secured by all of the assets of the Company.

 As discussed below, the Notes were purchased by a related party in December 2010 and the related warrants and conversion features were cancelled.  The balance of the Notes at March 31, 2011 was $1,009,111.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
March 31, 2011
 (Unaudited)

Placement Agent Loan Fees
In addition, the Company engaged a placement agent with respect to the Notes.  Accordingly, as consideration for the placement agent’s services, the placement agent received compensation equal to 7% of the aggregate amount raised in the form of the Notes in the aggregate amount of $105,000 with a voluntary conversion price of $0.40 which was convertible into 262,500 shares of common stock and also include seven different series of warrants to purchase a total of 787,500 shares of its common stock at exercise prices ranging from $0.40 per share to $0.60 per share.  The convertible notes were recorded net of discounts that include the relative fair value of the warrants and the Notes’ beneficial conversion features totaling $105,000.  The discounts are amortized and charged to operations over the life of the debt using the effective interest method.  The initial value of the warrants of $68,535 was calculated using the Black-Scholes Option Model with a risk free interest rate ranging from 1.04% to 2.59%, volatility of 108.37%, and trading price of $0.36 per share.  The beneficial conversion feature of $36,465 was calculated pursuant to ASC Topic 470-20 using a trading price of $0.36 per share and an effective conversion price $0.1389 per share.  Amortization of the discount charged to operations for the nine months ended March 31, 2011 amounted to $52,308.

The majority of the warrant expired in five years from their respective date of issuance.  The warrants allowed for cashless exercise.

In March 2010, the placement agent was also issued 100,000 shares of the Company’s common stock valued at $36,000.  The placement agent was also entitled to compensation equal to 7% for any gross proceeds the Company receives from the exercise of any of the Warrants.

In May 2010, the Company issued additional common shares to the placement agent and other parties valued at $36,000 in connection with the same financing.

Interest charged to operations on the principal balance of this note through October 27, 2010 totaled $2,149.  Effective with the October 27, 2010 Exchange Agreement described above, the balance of this note was reclassified and combined with the balances of the other convertible notes from the original $1,500,000 financing.

The $105,000 discount was offset to liabilities pursuant to ASC Topic 815-40-25,”Contracts in Entity’s Own Equity.” On the date the proceeds were received, the number of the Company’s authorized but unissued common shares were insufficient to meet all of the Company’s commitments for share issuances under the terms of its convertible notes, options and warrant agreements, thereby requiring liability accounting. As discussed in Note 8, on the valuation date of January 11, 2011, the former derivative liability was reclassified to additional paid-in capital due to the Company’s effective increase in its authorized shares.

As discussed below, the note was purchased by a related party in December 2010 and the related warrants and conversion features were cancelled in January 2011.

Purchase of Convertible Notes by Related Party
In December 2010, SLM Holding PTE, Ltd. (SLM), a wholly owned subsidiary of Manhattan Resources Limited (MRL) and related party, purchased the New Notes and the Placement Agent notes.  On January 12, 2011, SLM agreed to terminate 27,037,500 Series A through G warrants and conversion features related to these acquired notes for nominal consideration of $10.  The conversion features formerly comprised all rights granted to the note holders to convert debt to 4,012,500 shares of the Company's common stock.  The termination of the warrants and conversion features was deemed a substantial modification of terms and accounted for as an extinguishment of debt pursuant to ASC Topic 470-50 “Modifications and Extinguishments.”  The unamortized discount from the warrants and beneficial conversion features totaled $392,647 on January 12, 2011, and this amount was written off to additional paid-in capital since the transaction was consummated with a related party. In addition, the payment terms of note were modified awhcih required on the note to be paid down to $1.0 million in February 2011 with the remainder of the note incurring monthly interest at 8% per annum with the principal balance due when the $5.0 million credit facility is authorized, see Note 10. As of March 31, 2011, amounts payable on the note including accrued interest were $1,009,111.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
March 31, 2011
 (Unaudited)

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

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible note was recorded net of a discount that includes a beneficial conversion feature (“BCF”) amounting to $107,000. The discount was amortized and charged to operations over the life of the debt using the effective interest method.  The initial value of the BCF of $107,000 was calculated as the difference between the market value of the 600,000 potential conversion shares at December 22, 2009 (600,000 shares multiplied by the stock price of $0.39 per share, or $234,000), less the effective cost of the conversion at such date (the note  balance, or $127,000).

During the nine months ended March 31, 2011, the Company was a party to an agreement whereby increments of the $127,000 convertible note payable were assigned by the original investor to a third party.  The assignment agreement included modifications to the debt increments and embedded conversion features that were more favorable to the lender, resulting in a $161,667 loss on debt modification that was charged to operations.  Such modifications included an increase in the interest rate to 12%, a shortening of the increments’ maturities to March 10, 2011, and a change in the conversion price to 50% of the lowest trading price for 5 trading days prior to conversion.  During the current nine month period, a total of $132,054 of debt increments (inclusive of accrued interest) were assigned to this third party and converted into 2,685,861 shares of the Company's common stock at prices ranging from $0.07 to $0.17 per share.  As of March 31, 2011, the entire note balance was converted to common stock.

For the nine months ended March 31, 2011, interest totaling $1,748 was accrued and charged to operations. During the same period, discount amortization charged to operations totaled $89,382.  The net note balance at March 31, 2011 was $0.

Convertible Note - $360,000 Financing
The Company received $360,000 evidenced by a promissory note that is assessed interest at rate of 5% per annum commencing on February 11, 2010. The note matures on February 11, 2013, when the outstanding principal and accrued interest become fully due and payable. Prior to maturity, the holder has the right to convert 110% of the balance owed into cashless warrants to purchase the Company’s common stock at an exercise price of $0.50 per share. Interest charged to operations on the principal balance of the notes for the nine months ended March 31, 2011 totaled $6,568.  The balance of the note at March 31, 2011 was $0, due to the conversions of the entire note balance to common stock as described below.

During the nine months ended March 31, 2011, the Company was a party to an agreement whereby a $360,000 convertible note was assigned in full to the same third party as the note increments described above.  The assignment agreement included modifications to the debt and its embedded conversion feature that were more favorable to the lender, resulting in a $259,933 loss on debt modification that was charged to operations.  Such modifications included an increase in the interest rate to 12%, a shortening of the maturity to March 10, 2011, and a change in the conversion price to 50% of the lowest trading price for 5 trading days prior to conversion.  Pursuant to this debt modification, the Company recognized a derivative liability with an initial value of $247,364 due to a change in the exercise price of the embedded conversion feature from fixed to variable (See Note 8).

During the current nine month period, debt totaling $385,991 was converted into 15,457,776 shares of the Company’s common stock at prices ranging from $0.04 to $0.14 per share.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
March 31, 2011
 (Unaudited)

Loans Payable - Other
As of March 31, 2011, the Company received $44,500 in advances from the same party that originally held the $360,000 note payable described above.  As of the date these financial statements were issued, no terms for repayment have been agreed to between the Company and this third party.

In December 2010, the Company had received $200,000 in advances from an unrelated third party. In March 2011, the Company negotiated terms with this party to repay a total of $300,000, and has imputed interest on the balance due based on these negotiated terms.  The balance of this loan payable at March 31, 2011, including accrued interest, is $92,191.  During the nine months ended March 31, 2011, the Company has made repayments totaling $200,000, which includes interest of $86,311 and principal of $113,689.

During the nine months ended March 31, 2011, the Company received a $570,500 short-term loan from Manhattan Resources Limited, partially secured by inventory purchased from Megola, Inc., valued at $303,750.  This loan was repaid in full in February 2011 in the amount of $739,200.  The Company has entered into a separate $5,000,000 revolving credit and warrant purchase with Manhattan Resources Limited, effective February 14, 2011 (see Note 13).

7. Related Party Transactions

At March 31, 2011, the Company had a note payable due to its President with a balance of $242,084, including accrued interest. This note is due on demand and accrues interest at 9% per annum.  Any unpaid principal after the date that demand is made accrues interest at 18% per annum.  A total of $15,612 of interest was accrued on this note during the nine months ended March 31, 2011 and was charged to operations.  During the same nine month period, borrowings on this note totaled $755,592 and principal repayments totaled $505,620.

At March 31, 2011, the Company had $121,154 payable to its President and $109,615 payable to its General Manager for deferred compensation liabilities.  These amounts are included in payroll and taxes payable in the accompanying balance sheet.

As of March 31, 2011, a total of $363,500 (or approximately 77%) of the Company’s Property and Equipment has been purchased from two related entities that are controlled by the Company’s President, who is also a majority shareholder.

During the nine months ended March 31, 2011 and 2010, the Company made inventory purchases totaling $7,478 and $400,886, respectively, from companies controlled by the Company’s President.

In January 2010, the Company entered into a lease of a manufacturing facility in Colton, California for nine months.  These facilities were previously leased and utilized by a company controlled by the Company’s President and majority shareholder.

At March 31, 2011, the Company had advances payable of $83,163 to a Company officer who is also a significant shareholder.  Such advances bear no interest and are due on demand.  During the nine months ended March 31, 2011, the Company received advances totaling $171,500 from this officer and has repaid $88,337 during the same nine month period.

During the nine months ended March 31, 2011, the Company’s sales revenue included $62,709 from related parties.

These related party transactions are not considered to have occurred at arm’s length.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
March 31, 2011
 (Unaudited)

8. Derivative and Warrant Liabilities

During the nine months ended March 31, 2011, the Company decreased its derivative and warrant liabilities and made a correlating credit to operations in the amount of $368,954 pursuant to ASC 815-40-19 “Contracts in Entity's Own Equity,” as the number of Company’s potential common shares plus the number of actual common shares outstanding (“Committed Shares”) at the valuation date exceeded the number of common shares the Company had authorized to issue. The shortage in the number of committed shares over the number of authorized but unissued shares at the final valuation date of January 11, 2011 totaled 26,086,100. The total liabilities of $1,534,627 at the valuation date are the maximum amount management believes it would have been liable for if the Company were required to meet all its committed share obligations.

On the valuation date of January 11, 2011, the $1,534,627 former derivative liability was reclassified to additional paid-in capital due to the Company’s (a) increase in the number of its authorized shares to meet all of its committed share obligations, (b) reporting of such action to its shareholders and the Securities and Exchange Commission (the SEC) via an effective information statement, and (c) submission of amended articles of incorporation and receipt of approval from the State of Colorado.  On September 9, 2010, the Company’s Board of Directors approved a resolution to increase the number of authorized shares from 100,000,000 to 500,000,000.  In October 2010 the Company filed a Schedule 14C Information Statement with the SEC stating the same, which was declared effective by the Commission in November 2010.   The Company submitted the necessary amended articles of incorporation to the State of Colorado in December 2010, which were approved by Colorado on January 11, 2011.

The liabilities previously consisted of four components.

The first component is valuing the shortage of common shares of 7,725,000 using the fair value of Series A and E warrants at the valuation date of $0.0731 per share. The fair value of the Series A and E Warrants of $564,698 was calculated using the Black-Scholes Option Model with a risk free interest rate of 2.01%, volatility of 160.36%, exercise price of $0.40 per share, and trading price of $0.09 per share.  This component was classified as a current liability, due to the underlying warrants being immediately exercisable.

The second component is valuing the shortage of common shares of 7,725,000 using the fair value of Series B and F warrants at the valuation date of $0.0715 per share. The fair value of the Series B and F Warrants of $552,338 was calculated using the Black-Scholes Option Model with a risk free interest rate of 2.01%, volatility of 160.36%, exercise price of $0.50 per share, and trading price of $0.09 per share.  This component was classified as a current liability, due to the underlying warrants being immediately exercisable.

The third component is valuing the shortage of common shares of 7,725,000 using the fair value of Series C and G warrants at the valuation date of $0.0702 per share. The fair value of the Series C and G Warrants of $542,295 was calculated using the Black-Scholes Option Model with a risk free interest rate of 2.01%, volatility of 160.36%, exercise price of $0.60 per share, and trading price of $0.09 per share.  This component was classified as a current liability, due to the underlying warrants being immediately exercisable.

The fourth and final component is valuing the shortage of common shares of 2,911,100 using the fair value of Series D warrants at the valuation date of $0.0305 per share. The fair value of the Series D Warrants of $88,788 was calculated using the Black-Scholes Option Model with a risk free interest rate of 0.29%, volatility of 166.66%, exercise price of $0.20 per share, and trading price of $0.09 per share.  This component was classified as a current liability, due to the underlying warrants being immediately exercisable.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
March 31, 2011
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
March 31, 2011
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

Notes Payable – Related Party.   The Company assessed that the fair value of this liability to approximate its carrying value based on the effective yields of similar obligations.

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

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of March 31, 2011:

Liabilities measured at fair value at March 31, 2011:	Level 1	Level 2	Level 3	Total
Nonrecurring:
Advances from related party	$--	$83,163	$--	$83,163

Notes payable – related party	$--	$1,009,111	$--	$1,009,111

Loans payable – related party	$--	$242,084	$--	$242,084

Loans payable - other	$--	$136,691	$--	$136,691

10. Stockholders' Deficit

Common Stock Issuances
During the nine months ended March 31, 2011, the Company issued a total of 102,191,767 shares of its common stock of which 81,000,000 shares were issued for cash (as described below), 2,685,861 shares were issued for debt conversions of increments totaling $132,054 on the Company’s $127,000 note payable, which included related losses on debt modification totaling $161,667.  During the same nine month period, another 15,457,776 shares were issued for debt conversions totaling $385,991 on the Company’s $360,000 note payable.  In addition, 400,000 shares valued at $80,000 were issued as additional consideration for the cancellation of the Company’s lease on its Texas facilities, 1,274,000 shares valued at $108,840 were issued for consulting and advisory services, 500,000 shares valued at $35,000 were issued for sales commissions, 736,106 shares valued at $75,221 were issued for legal services, and 138,024 shares were issued to various consultants and advisors in connection with the cancellation of $42,711 of debt due them. The 138,024 common shares were valued at $30,005 resulting in a net gain from the cancellation of indebtedness of $12,706 that was credited to operations.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
March 31, 2011
 (Unaudited)

Investment Agreement and Loan Agreement with MRL
On February 14, 2011, the Company entered into an investment agreement (the “Investment Agreement”)  with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL (the “Investment Agreement”).

Also, on February 14, 2011, the Company also entered into a revolving credit and warrant purchase agreement (the “Credit and Warrant Agreement”) with MRL.  A summary of the material terms of these two agreements are as follows:

(i)        Pursuant to the terms of the Investment Agreement, LTK will subscribe for 81,000,000 shares in the Company (“Sale Shares”), representing approximately 45.5 percent of the Company’s resulting total issued and outstanding common shares, for an aggregate consideration of $5,000,000.  LTK will sell the Sale Shares to MRL, for the same consideration, subject to approval from shareholders of MRL.

(ii)       Pursuant to the terms of the Credit and Warrant Agreement, MRL will extend a $5,000,000 revolving facility (the “Loan Facility”). In consideration of the Loan Facility, the Company will issue MRL a warrant to subscribe for 50,000,000 common shares at an exercise price of $0.10 per share (the “Warrant”).

In the event MRL purchases the Sale Shares from LTK and if they fully exercised the Warrant which would be granted upon final approval of the Credit and Warrant Agreement, both of which are subject to MRL shareholder approval, MRL would acquire an aggregate of 131,000,000 Shares representing approximately 54.5 percent of the resulting total issued and outstanding common equity of the Company, for an aggregate consideration of $10,000,000. As of the date of these financial statements, the Loan Facility is not yet effective, and no warrants have been issued to MRL due to the remaining approval requirements.

On February 16, 2010, the Company received $5,000,000 from LTK pursuant to the Investment Agreement.

Pursuant to the terms of the Investment Agreement, LTK subscribed for 81,000,000 shares in the Company, representing approximately 45.5 percent of the Company’s resulting total issued and outstanding common equity, for an aggregate consideration of $5,000,000.  LTK will sell the Sale Shares to MRL, for the same consideration, subject to approval from shareholders of MRL.

Warrants

The following is a schedule of warrants outstanding as of March 31, 2011:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance, June 30, 2010	27,037,500	$0.49	4.24 Years	$-
Warrants granted	-	$-	-	$-
Warrants expired	-	$-	-	$-
Warrants cancelled	(27,037,500)	$0.46	3.74 Years	$-
Balance, March 31, 2011	-	$-	-	$-

During the nine months ended March 31, 2011, the Company agreed to reduce the exercise price of 3,750,000 of its warrants from $0.40 per share to $0.20 per share.  A total of $140,981 was charged to interest expense for the re-pricing of these warrants.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
March 31, 2011
 (Unaudited)

In December 2010, SLM Holding PTE, Ltd. (SLM), a wholly owned subsidiary of MRL and related party, purchased convertible notes issued by the Company from a group of third party investors and a placement agent for the aggregate sum of $1,000,000 (see Note 6).  In January 2011, SLM agreed to terminate 27,037,500 Series A through G warrants and conversion features related to these acquired notes for nominal consideration of $10.  The conversion features formerly comprised all rights granted to the note holders to convert debt to 4,012,500 shares of the Company's common stock.

11. Income Taxes

As of March 31, 2011, for income tax purposes the Company has an unused net operating loss carryforward of approximately $4,159,000, which may provide future federal tax benefits of approximately $1,414,000, and which expires in various years through 2030.

An allowance of $1,414,000 has been provided at March 31, 2011 to reduce the tax benefits accrued by the Company for these operating losses to zero as it cannot be determined when, or if, the tax benefits derived from these losses will materialize.

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

Rent expense related to this lease was $61,019 and $25,225 for the nine months ended March 31, 2011 and 2010, respectively.

Effective January 1, 2011, the Company entered into a one-year sublease with a related party for 460 square feet in this Vista facility at $900 per month.

Real Estate Lease – Colton, California
In January 2010, the Company entered into a lease of a manufacturing facility in Colton, California for nine months.  This lease was renewed effective November 1, 2010 for one year at a rate of $17,391 per month.  These facilities were previously leased and utilized by a company controlled by the Company’s President and majority shareholder (see Note 7).  Rent expense related to this lease was $148,778 and $52,173 for the nine months ended March 31, 2011 and 2010, respectively.

Total sublease income from the Company’s related party lease is expected to be $8,100 over the next twelve months.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
March 31, 2011
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

The Company has not made all of its original purchase commitments in this agreement, due to non-performance by the seller and the existence toxins as described above.  Further, the Company has temporarily discontinued selling the product and is pursuing alternative solutions internationally. Management believes that the issue has been isolated to the concentrate form and is not affecting the end user coated product.  The Company is currently in the discovery phase of determining the overall impact of this issue, but legal counsel has advised the Company that the seller is responsible for any liabilities generated from the use of the product.

Purchase, Distribution & Services Agreement #2
On July 26, 2009, the Company entered into an AF21 Product, Purchase, Sales, Distribution & Service Agreement, (the “Agreement”), with Megola, Inc., the owner of technical data and intellectual property for a protective coating in order to obtain an exclusive supply of the product, together with certain distribution, marketing and sales rights. The product is a non-toxic non-corrosive fire inhibitor. Pursuant to the Agreement, the Company guaranteed it will purchase a minimum of four hundred fifty five (455) two hundred and forty five (245) gallon totes of product in the first twelve month period. The Company was required to increase the minimum quantities in the second year, to 842 totes and in the third year to 1,263 totes.

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

Purchase, Distribution & Services Agreement #3
On January 18, 2011, the Company entered into an AF21 Product, Purchase, Sales, Distribution & Service Agreement, (the “Agreement”), with Newstar Holding Pte Ltd, a Singapore Corporation, and Randall Hart, an Indonesian National, the inventors and owners of technical data and intellectual property for a protective coating in order to obtain an exclusive supply of the product, together with certain distribution, marketing and sales rights. The product is a non-toxic non-corrosive fire inhibitor. Pursuant to the Agreement, the Company guaranteed it will purchase a minimum of six hundred fifty (650) two hundred and forty five (245) gallon totes of product in the first two-year period at a cost of $11.40 per gallon, making the total purchase commitment $1,815,450 for the first two years. The Company is required to increase the minimum quantities in the third year to 842 totes at $11.40 per gallon, making the total purchase commitment $2,351,706 for year three.   In the fourth year the Company is required to increase the minimum quantities to 1,264 totes at $11.40 per gallon, making the total purchase commitment $3,530,352 for year four.

Ecoblu Products, Inc.

Notes To Condensed Consolidated Financial Statements
March 31, 2011
 (Unaudited)

Legal Proceedings
The Company has filed a legal action against the company with which it has signed a Purchase, Distribution and Services Agreement, for lack of performance in the delivery of chemical product and protection of sales territory (see Purchase, Distribution & Services Agreement #1, described above).

The Company is involved in a proceeding in Colorado for Express Employment vs. N8 Concepts, Inc. (the predecessor to EcoBlu Products, Inc.). This is related to alleged temporary labor provided that was not paid. N/8Ecoblu has no contract with Express Employment and the complaint claims breach of contract damages.  The Company settled this action in May 2011 with a payment to the plaintiff for $30,433.  This amount has been accrued in the financial statements at March 31, 2011 in other payables and accrued expenses.

The Company accrues the legal costs associated with loss contingencies as the associated legal services are rendered.

13. Subsequent Events

Employment Agreement – President and Chief Executive Officer

Effective April 1, 2011, the Company entered into an employment agreement with its President and Chief Executive Officer for a term of two years.  Key provisions of the agreement includes

(a)	Annual salary of $300,000

(b)	Cash bonus of $300,000 in the event that gross sales for the fiscal year ending June 30, 2012 exceed $34,000,000, subject to certain limitations.

(c)
Additional cash bonus of $300,000 in the event that gross sales for the fiscal year ending June 30, 2012 exceed $92,000,000, subject to certain limitations.  In the event that gross sales for the prior fiscal year are with 35% of the $92,000,000 target, the target shall be adjusted up so that a minimum sales increase must be achieved for the bonus to vest.

(d)
Option grants to purchase 800,000 shares of the company’s common stock at an exercise price of $0.10 per share, expiring April 1, 2016 (five-year life).  Such options will vest over a two-year period.  These options were valued at $75,680, as determined using the Black-Scholes option-pricing model using a risk free rate of 2.24%, volatility of 169.83% and a trading price of the underlying shares of $0.10.

Employment Agreement –Chief Technical Officer and Director
Effective April 1, 2011, the Company entered into an employment agreement with its Chief Technical Officer and Director for a term of two years.  Key provisions of the agreement includes

(e)	Annual salary of $250,000

(f)	Cash bonus of $250,000 in the event that gross sales for the fiscal year ending June 30, 2012 exceed $34,000,000, subject to certain limitations.

(g)
Additional cash bonus of $250,000 in the event that gross sales for the fiscal year ending June 30, 2012 exceed $92,000,000, subject to certain limitations.  In the event that gross sales for the prior fiscal year are with 35% of the $92,000,000 target, the target shall be adjusted up so that a minimum sales increase must be achieved for the bonus to vest.

(h)
Option grants to purchase 400,000 shares of the company’s common stock at an exercise price of $0.10 per share, expiring April 1, 2016 (five-year life).  Such options will vest over a two-year period.  These options were valued at $37,840, as determined using the Black-Scholes option-pricing model using a risk free rate of 2.24%, volatility of 169.83% and a trading price of the underlying shares of $0.10.

Stock Issuances

In April 11, 2011, the Company issued 250,000 shares for legal services.

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

Results of Operations for the Three-Months Ended March 31, 2011 as Compared to the Three-Months Ended March 31, 2010

Revenues and Cost of Sales - For the three-months ended March 31, 2011 we had total revenues of $45,313 from product and equipment sales, as compared to $9,207 in revenues from product sales for the three-month period ended March 31, 2010.  Our cost of sales and gross profit for the three-months ended March 31, 2011 was $41,644 and $3,669, respectively, as compared to cost of sales and gross profit of $3,423 and $5,784, respectively,  for the three-month period ended March 31, 2010.

Product sales were impacted during the period related to implementing the change to Red Shield Lumber products as a result of our discontinuation of the Bluwood chemistry. We have begun preparations for sales of the new Red based products and have significantly increased our inventory of products processed with our new proprietary Red coatings. Sales had only recently begun in the prior comparative period.

Operating Expenses - For the three-months ended March 31, 2011 our total operating expenses were $1,144,529, as compared to total operating expenses of $2,097,251 for the three-months ended March 31, 2010.

The resulting decrease in operating expenses over the prior period is primarily the result of a dramatic reduction in consulting expenses of approximately $1.4 million.

Results of Operations for the Nine -Months Ended March 31, 2011 as Compared to the Nine -Months Ended March 31, 2010

Revenues and Cost of Sales - For the nine-months ended March 31, 2011 we had total revenues of $770,912 from product and equipment sales, as compared to $9,207 in revenues from product sales for the nine-month period ended March 31, 2010.  Our cost of sales and gross profit for the nine-months ended March 31, 2011 was $678,268 and 92,644, respectively, as compared to cost of sales and gross profit of $3,423 and $5,784, respectively,  for the nine-month period ended March 31, 2010.

Sales had only recently begun in the prior comparative period.

Operating Expenses - For the nine -months ended March 31, 2011 our total operating expenses were $2,389,552, as compared to total operating expenses of $2,410,445 for the nine-months ended March 31, 2010.

Although the two comparative periods are similar in total expense, the prior period had substantial consulting expenses and nominal sales; where the current period had substantial expenses related to significant product sales.

Other Income (Expenses) - For the nine -months ended March 31, 2011 we had other income (expenses) that included a $12,706 gain on the settlement of debt, a ($421,600) loss on the modification of debt, $368,954 change in the fair value of our derivative liabilities, and interest expense of ($1,954,093).  This is compared to the nine-month period ended March 31, 2010, in which our other income (expenses) was ($445,618) primarily related to a ($331,336) change in the fair value of our derivative liabilities.

Ecoblu Products, Inc.

Liquidity and Capital Resources

On March 31, 2011, we had $2,171,209 cash on hand.  Our operating activities used $3,019,153 and our investing activities used $102,217 of net cash in the nine-month period ended March 31, 2011.  During the same period, we received proceeds resulting in net cash from financing activities of $4,907,045 primarily from the issuance of common stock and issuance of debt.

On March 31, 2010, we had $979,011 cash on hand.  Our operating activities used $902,829 and our investing activities used $800,960 of net cash in the nine-month period ended March 31, 2010.  During the same period, we received proceeds resulting in net cash from financing activities of $2,682,800 primarily from the issuance of common stock and issuance of debt.

We have completed a significant financing through the sale of our common equity. This financing of $5,000,000 was sufficient to satisfy our short term cash requirements.  Since inception, we have predominantly financed cash flow requirements through the issuance of common stock for cash.

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

Over the next twelve months the Company intends to continue to expand marketing efforts to develop sales of products. Our recent financing activities have provided the operating capital needed to develop our sales of our products.

EcoBlu Products, Inc. continues to develop the affiliate coating program. This program is designed to allow lumber companies to coat commodity lumber at their facilities contingent upon their stocking inventory and supporting our line of engineered wood products.

Ecoblu Products, Inc.

Critical Accounting Policies

Accounts Receivable
Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable. All of the Company’s receivables are pledged as collateral for the Company’s $1,500,000 Senior Secured Notes (see Note 6).

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

Inventories
Inventories primarily consist of chemicals and lumber and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value).  Net realizable value is the estimated selling price in the ordinary course of business.  As of March 31, 2011, there were no write-downs of inventory to net realizable value.

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

Long-Lived Assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  At March 31, 2011, the Company determined that none of its long-term assets were impaired.

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

Loss Per Share
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect.  At March 31, 2011, there were no potential dilutive common shares outstanding.  Potential common shares at March 31, 2010 that have been excluded from the computation of diluted net loss per share included convertible debt of $2,092,000 convertible into 6,457,050 shares of common stock and warrants exercisable into 27,037,500 shares of common stock.

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

The Company had product sales revenue of $209,078 and $204,322 to two customers, representing 27% and 27% of total sales for the nine months ended March 31, 2011, respectively. There were no concentrations during the nine months ended March 31, 2010.

Shipping and Handling Costs
The Company classifies shipping and handling costs associated with the receipt of product as part of cost of sales as reflected in the statement of operations.

The Company classifies costs associated with shipping product to customers as part of selling expense as reflected in the statement of operations.

Ecoblu Products, Inc.

Income Taxes
The Company accounts for its income taxes under the provisions of ASC Topic 740 ”Income Taxes”. The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Recent Accounting Pronouncements
In April 2011, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update No. 2011-04 (ASU 2011-04), Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect the provisions of ASU 2011-04 to have a material effect on its financial position, results of operations or cash flows.

In April 2011, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update No. 2011-03 (ASU 2011-03), Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not expect the provisions of ASU 2011-03 to have a material effect on its financial position, results of operations or cash flows.

In April 2011, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update No. 2011-02 (ASU 2011-02), Receivables (Topic 310) A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update apply to all creditors, both public and nonpublic, that restructure receivables that fall within the scope of Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors. The amendments to Topic 310 clarify the guidance on a creditor's evaluation of (a) whether it has granted a concession and (b) whether a debtor is experiencing financial difficulties.  There is currently diversity in practice in identifying restructurings of receivables that constitute troubled debt restructurings for a creditor. The clarifying guidance in this Update should result in more consistent application of U.S. GAAP for debt restructurings. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not expect the provisions of ASU 2011-02 to have a material effect on its financial position, results of operations or cash flows.

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

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-28 (ASU 2010-28), Intangibles-Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.  This Update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company’s adoption of the provisions of ASU 2010-28 did not have a material effect on its financial position, results of operations or cash flows.
In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-22 (ASU 2010-22), Accounting for Various Topics -- Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission. This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  The Company adoption of the provisions of ASU 2010-22 did not have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-21 (ASU 2010-21), Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company adoption of the provisions of ASU 2010-21 did not have a material effect on its financial position, results of operations or cash flows.

In July 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company adoption of the provisions of ASU 2010-20 did not have a material effect on its financial position, results of operations or cash flows.

Ecoblu Products, Inc.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements or financing activities with special purpose entities.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None, that have not been previously reported.

Item 3 - Defaults Upon Senior Securities

None, for the period ending March 31, 2011.

Item 4 - [Removed and Reserved]

Item 5 - Other Information

None.

Ecoblu Products, Inc.

Item 6 - Exhibits and Reports

Exhibits

Ecoblu Products, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, filed as exhibit 3.1.1 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.
3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.
3.3	Amended Articles of Incorporation ; filed as exhibit 3.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009
4.12	Convertible Promissory Note, dated December 22, 2009; filed as exhibit 10.5 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on February 22, 2010
4.13	Convertible Promissory Note, dated February 11, 2010; filed as exhibit 10.6 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on February 22, 2010
10.1	Investment Agreement – between Ecoblu Products, Inc., Manhattan Resources Limited and Dato’ Low Tuck Kwong , dated February 14, 2009, filed as exhibit 10.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on February 16, 2011.
10.2	Revolving Credit and Warrant Agreement – between Ecoblu Products, Inc. and Manhattan Resources Limited, dated February 14, 2009, filed as exhibit 10.2 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on February 16, 2011.
10.3	Warrant Termination Agreement – between Ecoblu Products, Inc. and SLM Holding PTE, Ltd., dated January 12, 2011; filed as exhibit 10.3 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on February 16, 2011.
10.4	Hartindo AF21 Product, Purchase, Sales, Distribution & Service Agreement, between Ecoblu Products, Inc. and Newstar Holdings Pte Ltd, dated January 18, 2011; filed as exhibit 10.8 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on February 22, 2011.

Ecoblu Products, Inc. includes herewith the following exhibits:

10.5	Employment Agreement – between Ecoblu Products, Inc. and Steve Conboy, Effective April 1, 2011.
10.6	Employment Agreement – between Ecoblu Products, Inc. and Mark Vuozzo, Effective April 1, 2011.
31.1	Certification of Principal Executive Officer and Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))
32.1	Certification of Principal Executive Officer and Principal Financial Officer (18 U.S.C. 1350)

Ecoblu Products, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ecoblu Products, Inc.

Date: May 20, 2011	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer
Principal Financial Officer