Form 10-K
period 2011-06-30
ECO Building Products, Inc.
filed 2011-09-28
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended  June 30, 2011

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number: 000-53875

Eco Building Products, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	20-8677788
(State of incorporation)	(IRS Employer Identification #)

909 West Vista Way
Vista, CA 92083
Address of Principal Executive Offices

Registrants telephone number, including area code (760) 732-5826

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).     ☐ YES    ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.     ☐ YES    ☒ NO

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.     ☒ YES    ☐ NO

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.     ☒ YES    ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer            ☐ Accelerated filer            ☐ Non-accelerated filer            ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ YES    ☒ NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2010, was $ 4,053,249 based on 45,036,100 shares at $0.09 per share.

The number of shares outstanding of the Registrant's common stock as of September 23, 2011 was 178,296,100.

Business

Business History

Eco Building Products, Inc. ("ECO") is a manufacturer of proprietary wood products treated with an eco-friendly proprietary chemistry that protects against fire, mold/mycotoxins, fungus, rot-decay, wood ingesting insects and termites with EcoBlu's WoodSurfaceFilmT and FRCT technology (Fire Retardant Coating). ECO products, "Red ShieldT" utilizing patent pending technology is the ultimate in wood protection, preservation, and fire safety to building components constructed of wood, from joists, beams and paneling, to floors and ceilings.

On April 8, 2011, the Company formed Red Shield Lumber, Inc. (“Red Shield”) in British Columbia, Canada.  Red Shield was formed for the purpose of opening a plant in Canada utilizing the Company’s coating process for sale and distribution.

On May 31, 2011, the Company formed E Build & Truss, Inc. (“E Build”) on May 31, 2011 in the State of California.  E Build was formed for the purpose of operating the Company’s Truss manufacturing activities.

We are now a manufacturer of proprietary wood products coated with an eco-friendly chemistry that protects against mold, rot, decay, termites and value added fire inhibitor.

We have our Corporate offices in Vista, California.

Business

Eco Building Products, Inc. (“ECO”)is a manufacturer of proprietary wood products treated with an eco-friendly proprietary chemistry that protects against fire, mold/mycotoxins, fungus, rot-decay, wood ingesting insects and termites with EcoBlu's WoodSurfaceFilm™ and FRC™ technology (Fire Retardant Coating). ECO products, "Red Shield™" utilizing patent pending technology is the ultimate in wood protection, preservation, and fire safety to building components constructed of wood, from joists, beams and paneling, to floors and ceilings.

The Company is committed to the development, marketing and sales of environmentally-responsible building materials. We have an agreement authorizing us to coat wood products with various proprietary chemicals to inhibit fire and we utilize our own formulations to protect against water damage, degradation from certain pest infestation and other effects.

We are expanding our line of products and services offered.  We have developed a distribution network throughout the majority of North America and continue to expand our International presence.

ECO has an affiliate coating program. This program is designed to allow lumber companies to coat commodity lumber at their facilities contingent upon their stocking inventory and supporting our line of engineered wood products.

ECO has purchased truss fabrication equipment and has formed a subsidiary to build ECO coated trusses and provide framing and building services utilizing our ECO coated products.

ECO entered into an agreement with California-based Trussed, Inc. authorizing us to produce prefabricated wall components (called Smart Components®) designed to withstand seismic movement and high winds in wood-frame buildings exclusively with Eco Red Shield™ protection.

ECO has begun shipping coated products into Haiti for local sales and has made available our ECO shelter.

Over the next 12 months the Company intends to continue to expand marketing efforts to develop sales of products. Our recent financing activities have provided the operating capital needed to develop our sales of our products.

Products

Eco Building Products, Inc. has developed a line of eco-friendly protective wood coatings that extend the life of framing lumber and other wood used in the construction of single-family homes, multi-story buildings as well as The Eco Shelter™ which serves as cost-effective housing for the world.

Eco Building Products wood coatings are topically applied to lumber protecting it from mold, mildew, fungus, decay, rot, and termites. Eco’s newest product, Eco Red Shield™ also serves as a fire inhibitor protecting lumber from fire, slowing ignition time and reducing the amount of smoke produced.

The ECO system of coatings is eco-friendly and remains chemically stable over time. The coatings emit virtually zero volatile organic compounds (VOCs), do not leech heavy metals or toxins into groundwater, and do not allow for the growth and propagation of various molds that have the potential to contaminate  occupant indoor air quality. More importantly, ECO coatings prevent the degradation of structural lumber that potentially requires existing homes to be periodically rebuilt due to rot and/or insect damage preserving our forests.

The Eco Building Products line includes dimensional lumber, wall and floor panels, I-joists, GluLam Beams, LVL beams, truss lumber and trim. These products can be coated at our production facilities and at the mill or distributor with our proprietary formula and coating machines.

By supporting and providing value added lumber materials direct from our facilities or the distributors and manufacturer, ECO can create a compelling value package. This package is offered to builders, and provides the protection of ECO coatings at a price that compares favorably to raw, untreated wood.

Eco Red Shield™

Our proprietary eco-friendly formula controls moisture and protects lumber from mold, mildew, fungus, decay, rot, termites (and other wood boring insects including Formosan termites), while simultaneously serving as a fire inhibitor.

Eco Clear Shield™

Our proprietary eco-friendly formula was designed specifically for staining - it controls moisture and protects lumber from mold, mildew, fungus, decay, rot, termites while simultaneously serving as a fire inhibitor. (fire protection optional)

Eco Blue Shield™

Our proprietary eco-friendly formula controls moisture and protects lumber from mold, mildew, fungus, decay, rot, termites (and other wood boring insects including Formosan termites)

Eco Red Shield™ Smart Components.

These revolutionary wall systems are built in a quality controlled factory setting and ready to ship anywhere in the world - these pre-engineered seismic wall systems are a breakthrough in engineering standards eliminating the need for sheer paneling and can be applied right out of the box.

Eco Shelter™

Our pre-engineered and pre-packaged kit comes pre-cut and ready to assemble with hammer and nails – the simple design makes it ideal for rapid response relief housing, events, offices, meeting halls, storage sheds, medical clinics and more. Available in a variety of sizes and floor plans.

Eco Home

It is our vision to provide well-made long-lasting homes to all those who need one at a fair price. Eco Home addresses this need by creating simple, cost-effective floor plans that are pre-engineered and constructed in a quality controlled environment to be assembled on-site by local labor. The key to our process is speed in construction.  Our design methodologies significantly reduce construction time allowing emerging countries to meet housing demands over the traditionally employed methods. These homes can be constructed quickly and safely and provide American ingenuity at its finest.

Markets

Eco Building Products are marketed through comprehensive labor and materials packages to residential builders and retailers as well as distributed internationally for offshore housing projects. Eco Red Shield™ can be applied to all wood substrates on the entire structure prior to construction preserving the wood’s structural qualities, while only adding an estimated 10% to the cost of building materials.

In addition to providing dimensional lumber and Engineered Wood Products coated with Eco Red Shield™, Eco Building has undertaken a number of projects that employ this coating, including Eco Shelters and Eco Home developments for use in regions overcoming natural disasters or to meet the demand for sustainable housing in many emerging countries around the world.

Historically, 90% of Canada’s lumber exports were shipped to the U.S. However, the downturn of the housing market has significantly impacted U.S. demand for Canadian wood, with less than 70% of lumber exports being shipped to the U.S. in late 2010. In 2010, the export market for softwood logs and lumber shipped from North America to China exceeded $1.6 billion, up 457% from $350 million in 2008. Lumber exports from the U.S. to China have risen from 256,000 cubic meters in 2007 (less than 1% of the region’s total log production) to roughly 2.4 million cubic meters in 2010 (7% of total log production) (Source: Wood Resources International LLC).

In early 2011, Canada’s softwood lumber exports to China exceeded the U.S. for the first time. In May 2011, British Columbia’s exported $122 million of softwood lumber versus the U.S., which shipped $119 million (Source: British Columbia’s Ministry of Jobs, Tourism, and Innovation, July 17, 2011). In fact, Canada’s lumber exports to China have increased 700% since 2008 (Source: Business Insider Inc. [www.businessinsider.com], February 22, 2011).

The North American export market was also aided in 2007 when Russia—one of China’s largest timber sources—increased tariffs on wood exports (Source: The Wall Street Journal, February 8, 2011). Global demand for North American lumber has further increased after an 8.9 magnitude earthquake and devastating tsunami caused significant structural damage to northern Japan in March 2011 (Source: Forest Business Network, August 15, 2011).

The company has invested significant amount of resources continually improving the Red Shield product line with R&D and technical market acceptance. Through the use of independent wood scientists employed by the company we have successfully lobbied with the International Code Commission (ICC) to create an acceptance criteria (AC) defining a market space in the building codes for a topical borate treatment for wood members. On June 20th, 2011 the ICC adopted by unanimous vote a New Acceptance Criteria for Liquid Borate Fungal Decay and Termite-resistant Treatment Applied to Wood Members, AC433-0611-R1.  This is a monumental triumph in creating a Code Approved opportunity for Eco Building Products moving forward. The company is currently in process with all of the testing requirements to meet the defined Acceptance Criteria.  The company has engage Louisiana State University Wood Durability Laboratory to perform various testing for Termites, Corrosion, Rot-Decay, Wood Fiber Strength and long term in field termite testing. In addition the company is working closely with independent consultants to create and implement a comprehensive quality control program to meet industry standards qualifying Red Shield treatments to meet AC433.  The company is far along with all testing and quality control implementations and expects to potentially meet AC433 requirements and receive an ESR designation from the ICC within the first quarter of 2012.

The creation of a building code (AC433) addresses a key element (Termite Protection – Wood Rot/Decay) in the wood protection offered by Eco Building products and will potentially open up significant market opportunities.  Once product certification is achieved Red Shield lumber products will meet industry standard Use Categories UC1 and UC2 as defined by the AWPA guidelines for usage of treated lumber. The pressure-treatment industry generates roughly $4 billion annually (Source: CBS News, February 11, 2009). Approximately 65% of the treated wood components sold annually fall into the UC1 and UC2 use categories opening up significant opportunities for Red Shield products as a direct substitute or competitive product.  Having achieved an ESR designation as defined by the ICC-ES process will be recognized by every building official across the United States as well as over 200 countries worldwide. (Source: www.iccsafe.org)

ECO treated wood products are available across the nation. Although, single family housing starts have dropped to just above 400,000 units for 2011, Source: NAHB/Wells Fargo Housing Market Index. U.S. Census Bureau.  The company has been successful with production home builders encouraging the utilization of ECO lumber products. The company is confident that our market share will continue to increase despite the decline in domestic housing starts.

The company has secured several multifamily projects. Based upon the current market trends the MPI (Multi-Family Production Index) rose from 41.7 in the first quarter of the year to 44.4 in the second quarter. It is the highest quarterly reading since 2006, and continues the trend of generally improving conditions in the market for new multifamily housing that has emerged since the MPI dropped to a record low of 16.0 in the third quarter of 2008.The index provides a composite measure of three key elements of the multifamily housing market: construction of low-rent units, construction of market-rate-rent units, and construction of "for sale" units. The index and all of its components are scaled so that any number over 50 indicates that more respondents report conditions are improving than report conditions are getting worse. In the second quarter of 2011, a majority of developers saw improvements in the production of low-rent and market-rate units.

ECO is believes that with the current level of activity, demand for multi-family units will continue to grow at an accelerated pace. Information provided from NAHB (National Association of Home Builders)

Competitive Advantages

ECO products have a distinct advantage over non-treated lumber products in that it resists mold, rot, decay, termites and fire. Beyond those clear advantages, ECO products have environmental implications as well.

Termite infestation, mold and wood rot:

New trees must be sacrificed to save an existing structure

Fumigation is the only recourse for termites, the process is dirty and toxic to the atmosphere

Mold has the potential to cause serious health problems and contribute to unhealthy interior air environments

Fire inhibitor:

Reduce the risk of losing homes and commercial properties to fire; and

Protect life and property

Coating technology:

ECO technology is topically applied to all wood members which provides a lower cost treatment

Prior industry methods of incising or pressure treatment modify structural values; and

Lower cost application technology provides for lower cost end use product

It is our belief, based upon our experience in the eco-friendly construction industry, that the use of ECO products will increase the sustainability of our forest by creating a life-long wood product that will reduce consumption.

According to a recent report authored by Dr. Vernard R. Lewis, a cooperative extension specialist in insect biology for UC Berkeley, costs to control and repair drywood termite damage are rising in California, with current estimates exceeding $300 million annually (Source: Assessment of Devices and Techniques for Improving Inspection and Evaluation of Treatments for Inaccessible Drywood Termite Infestations - Executive Summary 2010). Dr. Lewis estimates that subterranean termites consume at least one billion board feet of lumber each year in California alone, which is equivalent to wooden wall one foot thick by 17 foot tall spanning from Oregon, through California, to the Mexican border.

Competition

We believe that our coatings and coated wood products are positioned to capture significant market share in the coated and treated wood market. This is a mature market with large established biocide and chemical manufacturers, functionally equivalent technologies and fierce competition. However, we appear to have a unique product with a combination mold, rot, decay, termite and fire inhibitor coating that meets HUD standards for above ground structural and sheathing wood components.

It is likely that competitors will field their own offerings, and a few already exist in partial or equivalent form, such as FrameGuard offered by Arch Chemical and Nature Wood offered by Osmose, Inc. However, these are chemical companies that sell to independent wood treaters and lumberyards. They cannot provide an integrated construction package as described herein and therefore provide value pricing to the builder. We believe that for the foreseeable future, the integrated construction value package approach will be an ECO competitive advantage.

From time to time, we will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. There is no assurance that we will be successful in obtaining suitable investment, financing or purchase contracts for our products.

Employees

As of September 26, 2011, ECO had 43 full time and 1 part time employees consisting of   Mr. Conboy, who is also a Director, Mr. Vuozzo, our Chief Technical Officer and Director, 5 administrative, 2 engineering, 3 marketing, 32 production and production support personnel. We anticipate that we will hire additional key staff as operations develop in areas of Chief Operating Officer, Vice President Sales and Marketing; research and development, administration and accounting, business development, operations , and sales and marketing.

We expect to continue to use contract labor, management consultants, attorneys, accountants, engineers, and other professionals as necessary to support our management and administrative requirements.  The need for employees and their availability will be addressed on a continuing basis.

Material Contract and Agreements

AF21 Product, Purchase, Sales, Distribution & Service Agreement

On January 18, 2011, the Company entered into an AF21 Product, Purchase, Sales, Distribution & Service Agreement, (the “Agreement”), with Newstar Holding Pte Ltd, a Singapore Corporation, and Randall Hart, an Indonesian National, the inventors and owners of technical data and intellectual property for a protective coating in order to obtain an exclusive supply of the product, together with certain distribution, marketing and sales rights. The product is a non-toxic non-corrosive fire inhibitor. Pursuant to the Agreement, the Company guaranteed it will purchase a minimum of 650 totes, each tote consisting of 245-gallons of product, in the first two-year period. The Company is required to increase the minimum quantities in the third year to 842 totes.   In the fourth year the Company is required to increase the minimum quantities to 1,264 totes. This fire inhibitor is a component of our Red Shield branded products which is an additional benefit to the basic Blue Shield branded products and can be added to our Clear shield products. Loss of this component would impact sales of Red Shield branded products until a suitable replacement could be secured or developed internally.

Product Sales

The Company had product sales revenue of $415,345, $204,322 and $169,783 to three customers, representing 31%, 15% and 13% of total sales for year ended June 30, 2011, respectively. No long term fixed contracts control any future sales to these customers; each project is bid and granted individually.

Governmental Regulation

It is impossible to predict all future government regulation, if any, to which we may be subject until it has been in production for a period of time. The use of assets and/or conduct of business that we are pursuing will be subject to environmental, public health and safety, land use, trade,EPA and other governmental regulations, as well as state and/or local taxation. In acquiring and/or developing businesses in the wood treatment industry, management will endeavor to ascertain, to the extent possible due to its current limited resources, the effects of such government regulation on our prospective business. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of all potential government regulation. The inability to ascertain the complete effect of government regulation on current or future business activity makes our business a higher risk.

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

Legal Proceedings

EcoBlu v. Bluwood USA
On August 23, 2010, the Company filed a legal action in The Superior Court San Diego, County of San Diego, Case # 37-2010-00058482-CU-MC-NC, against Bluwood USA, Inc., for failure of perform pursuant to the Purchase, Distribution and Services Agreement in the delivery of chemical product and protection of sales territory. A variety of defendants have been added to the case and a variety of claims apply. The case is presently in the discovery phase. The Company is making numerous claims and the Defendants are countering with others centering on a variety of legal claims like breach of contract, fraud, lack of performance, and others.  This case has been sent to arbitration and a portion of the case has been stayed in court. The Company is seeking relief in the amount of approximately $20,000,000 and other relief.  The parties are currently identifying the arbitrator panel.

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

Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the over-the-counter Electronic Bulletin Board under the symbol ECOB. The table below sets forth the high and low closing price per share of our common stock for each quarter of our last two years.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Quarter Ended	High	Low

June 30, 2011	$0.30	$0.08
March 31, 2011	$0.10	$0.06
December 31, 2010	$0.14	$0.03
September 30, 2010	$0.26	$0.09
June 30, 2010	$0.40	$0.23
March 31, 2010	$1.07	$0.33
December 31, 2009	$0.50	$0.23
September 30, 2009	$1.10	$0.20

At September 23, 2011, there were approximately 106 holders of record of our Common Stock. There were 1,200,000 stock options outstanding and 50,250,000 warrants outstanding to purchase shares of our Common Stock.

Equity Compensation Plan Information

The Eco Building Products, Inc. 2010 Employee and Consultant Stock Plan was adopted by majority vote of the Board of Directors on January 8, 2010.  The plan authorizes 3,000,000 shares to be issued under the plan. As of September 22, 2011 a total of 829,731shares remain available for issuance under the plan.

We have no other equity compensation plan at this time.

Dividend Policy

Since inception, no dividends have been paid on our common stock.  The Company does not anticipate paying any cash dividends on its common stock in the next 12 month period. The payment of any dividends is at the discretion of the Board of Directors.

Recent Sales of Unregistered Securities

Warrants

On April 28, 2011, the Company issued warrants pursuant to a consulting agreement to purchase 250,000 shares of the Company common of stock of which 100,000 shares have a purchase price per share of $0.15, 100,000 shares have a purchase price per share of $0.25, and 50,000 shares have a purchase price per share of $0.35. The warrants were valued at $14,925.

On February 14, 2011, the Company also entered into a revolving credit and warrant purchase agreement (the “Credit and Warrant Agreement”) with MRL.  The Credit and Warrant Agreement did not go into effect until it is ratified by the shareholders of MRL, on July 26, 2011.

Pursuant to the terms of the Credit and Warrant Agreement, MRL extended a $5,000,000 revolving facility (the “Loan Facility”) in advances of $500,000, each, from time to time.  On July 26, 2011, the Company borrowed $3.0 million on the Loan Facility.  In consideration of the Loan Facility, the Company issued MRL a 5-year warrant to subscribe for 50,000,000 common shares at an exercise price of $0.10 per share (the “Warrant”).  The warrants were valued at $12,170,000 on July 26, 2011 and expire on July 26, 2016.  The valuation of these warrants was determined using the Black-Scholes option pricing model using an exercise period of 5 years, risk free rate of 1.51%, volatility of 142.69%, and a trading price of the underlying shares of $0.26.

All sales were issued as exempted transactions under Section 4(2) of the Securities Act of 1933. They are subject to Rule 144 of the Securities Act of 1933. The recipient(s) of our securities took them for investment purposes without a view to distribution.  Furthermore, they had access to information concerning our Company and our business prospects; there was no general solicitation or advertising for the purchase of our securities; and the securities are restricted pursuant to Rule 144.

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

Financial Condition and Results of Operations

Results of Operations for the Year end June 30, 2011 as Compared to the Year ended June 30, 2010

During 2011, we changed our wood coating chemistry process from Bluwood to Red Shield. This change had a significant impact on our gross profit as discussed below.

Revenues and Cost of Sales - For the year ended June 30, 2011 we had total revenues of $1,338,962 from product and equipment sales, as compared to $224,499 in revenues from product sales for the previous year  Our cost of sales for the year ended June 30, 2011 was $1,588,430 and $229,894, respectively. Our gross loss (cost of sales in excess of sales) for the year ended June 30, 2011 of $249,468 was caused by our desire to liquidate our bluwood inventory and the reduced prices we charged for our Red Shield inventory during the year in move as much of this product out to the market place to create further demand, Sales in the prior year commenced in January 2010 and thus a full fiscal year is not reflected.

Operating Expenses - For the year ended June 30, 2011, our total operating expenses were $3,757,545 as compared to $3,493,904 for the year ended June 30, 2010. Included in our operating expenses for the year ended June 30, 2011 were compensation costs of $1,189,775 of which $568,171 was accrued and not paid. Consulting expenses included in our operating expenses for the year ended June 30, 2011 amounted to $356,034 which included stock based compensation of $142,000. The $142,000 was the value assigned to the issuance of 1,716,000 shares of our common stock to third party consultants. Other significant operating costs we incurred during the year ended June 30, 2011 included research and development of $113,733, marketing of $212,608, rent of $353,585, professional fees of $863,390 and other general and administrative costs of $668,419.

Our operating expenses for the year ended June 30, 2010 of $3,494,904 included consulting expense of $1,990,304, legal and professional fees of $528,085, rent of $419,219, compensation of $270,048, marketing of $58,155, research and development of $46,234 and other general and administrative expenses of $181,859.  Consulting expense of $1,990,304 included $1,974,450 in stock based compensation, which was the value assigned to 5,483,333, shares of our common stock issued to third party consultants during the year.

Other Income (Expenses) - For the year ended June 30, 2011 we had other expenses that included a $310,900 gain on settlement of debt, ($421,600) loss on the modification of debt, $121,590 change in the fair value of our derivative liabilities, and interest expense of ($1,990,230). This is compared to the year ended June 30, 2010, in which our other income (expenses) included 21,270 gain on settlement of a lease, loss of $(99,017) from on settlement of debt, change in the fair value of our derivative liabilities of ($51.217) , and interest expense of ($536,744).

Liquidity and Capital Resources
On June 30, 2011, we had $81,648 in cash on hand.  During the year ended June 30, 2011, net cash used in our operating activities amounted to $4,793,258. Net cash used during the same period for our investing activities totaled $266,725. During the same year, we received proceeds resulting in net cash from financing activities of $4,756,097 of which $5,000,000 was received through the issuance of 81,000,000 shares of our common stock, $200,000 was received through loans from unrelated third parties and $1,596,118 was received through loans from related parties  Of the $6,796,118 received during the year, $704,772 was used to reduce our debt obligations to third parties, $1,335,239 was used to reduce debt owed to related parties, and $10 was used to acquire 27,037,500 warrants from a related parties which were subsequently cancelled.

During the year ended June 30, 2010, net cash used in our operating activities was amounted to $1,389,280. Net cash used during the same period for our investing activities totaled $769,280. During the same year, we received proceeds resulting in net cash from financing activities of $2,544,094 of which $664,794 was received through the issuance of 3,572,194 shares of our common stock, $2,031,500 was received through loans from unrelated third parties. Of the $2,696,294 received during the year, $5,000 was used to purchase 130,000 shares our common stock which was subsequently cancelled, $75,000 was used to reduce our debt obligations to third parties, $11,200 was used to reduce debt owed to related parties, and $61,000 was used to pay loan fees.

During the year ended June 30, 2011, the Company entered into an investment agreement and a revolving credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL.  In February 2011, the Company received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. The Company utilized the $5,000,000 in reducing its other indebtedness due to MRL totaling approximately $1,424,000, paying off  $300,000 due JMJ, paying approximately $399,000 in legal fees, approximately $405,000 in consulting  fees,  purchasing approximately $965,000 in inventory and $204,000 in equipment. The remaining $1,303,000 was utilized in payroll and other general operating expenses that the Company incurred over the subsequent five months.

The revolving credit and warrant purchase agreement was approved in July 2011, The Company has the ability to borrow up to $5,000,000 of which . $3,000,000 was borrowed in July 2011. With the infusion of these available funds, management believes the funding provides sufficient capital to continue operating the Company and allow it to become profitable, however; no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations. Our independent registered public accountants have indicated in their opinion their doubt regarding their ability to continue as a going concern. As of September 27, 2011, we had cash on hand of $162,550. Significant expenditures subsequent to year end included the repayment in loans and accounts payable/accrued liabilities of approximately $1.9 million and additional expenditures related to the expansion of our operations.

If current and projected revenue growth does not meet Management estimates and proceeds received from MRL are insufficient, the Management may choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, other than MRL,  nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

We may continue to incur operating losses over the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Derivative Financial Instruments
Derivative financial instruments, as defined in ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

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

ECO Building Products, Inc.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Eco Building Products, Inc. (formerly EcoBlu Products, Inc.)  and subsidiaries

We have audited the accompanying consolidated balance sheet of Eco Building Products, Inc. and subsidiaries (collectively the “Company”) as of June 30, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eco Building Products, Inc. and subsidiaries as of June 30, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has generated minimal operating revenues, losses from operations, significant cash used in operating activities and its viability is dependent upon its ability to obtain future financing and successful operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters are also discussed in Note 2.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon

dbbmckennon
Newport Beach, California
September 28, 2011

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

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
October 12, 2010

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2011	2010

ASSETS (Note 6, 10)
CURRENT ASSETS
Cash	$81,648	$385,534
Accounts receivable, net of allowance for doubtful accounts of $0 at
June 30, 2011 and $4,487 at June 30, 2010	369,840	5,477
Loan receivable - related party	-	23,500
Other receivables	-	5,886
Inventories	1,542,378	679,380
Prepaid loan fees	-	176,607
Other prepaid expenses	85,967	-
Deposits	-	45,155
Total current assets	2,079,833	1,321,539

PROPERTY AND EQUIPMENT, net	743,523	429,912

OTHER ASSETS
Accounts receivable - long-term portion	81,648	-
Equipment deposits - related party	188,447	161,618
Prepaid trademark costs	-	4,871
Total other assets	270,095	166,489

TOTAL ASSETS	$3,093,451	$1,917,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$440,471	$200,900
Payroll and taxes payable	728,751	106,580
Advances from related party	63,163	-
Other payables and accrued expenses	58,484	15,864
Deferred revenue	20,500	-
Notes payable - related party, including accrued interest	1,029,111	-
Convertible notes payable, including accrued interest and net of discount	-	341,681
Loans payable - related party, including accrued interest	174,217	-
Loans payable - other	44,500	44,500
Derivative and warrant liabilities	-	1,656,217
Total current liabilities	2,559,197	2,365,742

LONG TERM LIABILITIES
Convertible notes payable, including accrued interest and net of discount	-	407,779
Total long term liabilities	-	407,779

TOTAL LIABILITIES	2,559,197	2,773,521

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 500,000,000 shares authorized,
178,286,100 shares issued and outstanding at June 30, 2011
and 75,594,333 shares issued and outstanding at June 30, 2010	178,286	75,594
Additional paid-in capital	10,622,135	3,368,972
Subscription receivable		(20,000)
Accumulated deficit	(10,266,167)	(4,280,147)
Total stockholders' equity (deficit)	534,254	(855,581)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,093,451	$1,917,940

The accompanying notes are an integral part of these consolidated financial statements.

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2011	2010

REVENUE	$1,338,962	$224,499

COST OF SALES	(1,588,430)	(229,894)

GROSS (LOSS)	(249,468)	(5,395)

OPERATING EXPENSES
Research and development	113,733	46,234
Marketing	212,608	58,155
Compensation and related expenses	1,189,775	270,048
Rent - facilities	353,585	419,219
Professional fees	863,390	528,085
Consulting	356,034	1,990,304
Other general and administrative expenses	668,420	181,859

Total operating expenses	3,757,545	3,493,904

LOSS FROM OPERATIONS	(4,007,013)	(3,499,299)

OTHER INCOME (EXPENSES)
Gain on settlement of lease	-	21,270
Gain (loss) on settlement of debt	310,900	(99,017)
Loss on modification of debt	(421,600)	-
Change in fair value of derivative liability	121,590	(51,217)
Interest income	333	-
Interest expense	(1,990,230)	(536,744)

Total other income (expenses)	(1,979,007)	(665,708)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(5,986,020)	(4,165,007)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(5,986,020)	$(4,165,007)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	(0.05)	(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	118,896,970	69,664,125

The accompanying notes are an integral part of consolidated financial statements.

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
PERIOD OF JULY 1, 2009 TO JUNE 30, 2011

				Common
			Additional	Stock
	Common Stock		Paid-in	Subsciption	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Totals
BALANCE, July 1, 2009	65,000,000	$65,000	$13,140	-	$(115,140)	$(37,000)
Issuance of common stock for cash	3,572,194	3,572	661,222	-	-	664,794
Issuance of common stock for settlement of debt	723,806	724	305,658	-	-	306,382
Issuance of common stock for note	125,000	125	19,875	(20,000)		-
Issuance of common stock for consulting and advisory services	5,483,333	5,483	1,968,967	-	-	1,974,450
Issuance of common stock for legal services	370,000	370	131,430	-	-	131,800
Issuance of common stock for prepaid loan fee	200,000	200	71,800	-	-	72,000
Issuance of common stock for rent	250,000	250	94,750	-	-	95,000
Redemption and cancellation of common stock	(130,000)	(130)	(4,870)	-	-	(5,000)
Beneficial conversion feature on debt	-	-	107,000	-	-	107,000
Net loss	-	-	-	-	(4,165,007)	(4,165,007)
BALANCE, June 30, 2010	75,594,333	75,594	3,368,972	(20,000)	(4,280,147)	(855,581)
Issuance of common stock for cash	81,000,000	81,000	4,919,000	-	-	5,000,000
Issuance of common stock for settlement of debt	18,681,661	18,682	771,036	-	-	789,718
Issuance of common stock for professional services	2,510,106	2,510	236,551	-	-	239,061
Issuance of common stock for consulting services	500,000	500	34,500	-	-	35,000
Stock-based compensation from option grants	-	-	14,190	-	-	14,190
Compensation recognized on warrant grant	-	-	14,925	-	-	14,925
Repricing of warrant grant			140,981			140,981
Reclassification of deriviate liability	-	-	1,534,627	-	-	1,534,627
Discount amortization on related party convertible debt	-	-	(392,647)	-	-	(392,647)
Cancelation of subscription receivable	-	-	(20,000)	20,000	-	-
Net loss	-	-	-	-	(5,986,020)	(5,986,020)
BALANCE, June 30, 2011	178,286,100	$178,286	$10,622,135	$-	$(10,266,167)	534,254

The accompanying notes are an integral part of these consolidated financial statements.

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,986,020)	$(4,165,007)
Adjustment to reconcile net loss to net cash
used in operating activities:
Gain on settlement of lease	-	(21,270)
Loss on modification of debt	421,600	-
(Gain) loss on settlement of debt	(310,900)	99,017
Interest on amortization of debt discount	888,946	430,417
Interest on amortization of loan fees	176,606	61,394
Interest on repricing of warrants	140,981	-
Change in fair value of derivative liability	(121,590)	51,217
Charge off of trademark costs	4,871
Common stock issued for services	273,927	2,106,250
Common stock issued for payment of rent and lease settlement	80,000	95,000
Compensation recognized on option grants	14,190	-
Depreciation expense	76,285	43,713
Bad debt expense	6,305	4,487
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(447,430)	(7,464)
(Increase) in customer deposit	20,500	-
Decrease in other receivables	1,000	(5,886)
(Increase) in inventory	(862,998)	(702,705)
Decrease (increase) in prepaid expenses	(48,540)	1,200
Decrease (increase) in deposits	45,155	(65,155)
Increase in accounts payable	160,748	391,266
Increase in rent payable	-	138,316
Increase in other payables and accrued expenses	664,790	122,441
Increase in deferred rent expense	-	19,445
Increase in accrued interest added to principal	8,316	14,044
Net cash used in operating activities	(4,793,258)	(1,389,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for loans receivable		(23,500)
Purchases of property and equipment	(204,330)	(515,885)
Payments for equipment deposits - related party	(26,830)	(161,618)
Payments for leasehold improvements	(35,565)	(63,406)
Payments for prepaid trademark costs	-	(4,871)
Net cash used in investing activities	(266,725)	(769,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	5,000,000	664,794
Proceeds from debt issuances	200,000	2,031,500
Proceeds from related party advances and notes	1,596,118	-
Payments for redemption of common stock	-	(5,000)
Repayments of debt issuances	(704,772)	(75,000)
Repayments of related party advances and notes	(1,335,239)	(11,200)
Payment to related party for cancellation of warrants	(10)	-
Payments of loan fees		(61,000)
Net cash provided by financing activities	4,756,097	2,544,094

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(303,886)	385,534

CASH AND CASH EQUIVALENTS - beginning of year	385,534	-

CASH AND CASH EQUIVALENTS - end of year	$81,648	$385,534

The accompanying notes are an integral part of these consolidated financial statements.

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2011	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest paid	$745,377	$30,889

Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES

Year Ended June 30, 2011

During the year ended June 30, 2011, the Company was a party to an agreement whereby certain increments of a $127,000 convertible note payable were assigned by the original investor to a third party. The assignment agreement included modifications to the debt increments and embedded conversion features that were more favorable to the lender, resulting in a $161,667 loss on debt modification that was charged to operations. During the year ended June 30, 2011, a total of $132,054 of debt increments were assigned to this third party and converted into 2,685,861 shares of the Company's common stock at prices ranging from $0.07 to $0.17 per share (See Note 6).

During the year ended June 30, 2011, the Company was a party to an agreement whereby a $360,000 convertible note was assigned in full to the same third party as the note increments described above. The assignment agreement included modifications to the debt and its embedded conversion feature that were more favorable to the lender, resulting in a $259,933 loss on debt modification that was charged to operations. Pursuant to this debt modification, the Company recognized a derivative liability with an initial value of $247,364 due to a change in the exercise price of the embedded conversion feature from fixed to variable. During the current nine month period, debt totaling $385,991 was converted into 15,457,776 shares of the Company's common stock at prices ranging from $0.04 to $0.14 per share (See Note 6).

During the year June 30, 2011, the Company issued 400,000 common shares as additional consideration for the cancellation of the
Company's lease on its Texas facilities. These shares were valued at $80,000 (See Note 10).

During the year ended June 30, 2011, the Company issued 1,774,000 shares of its common stock for consulting and advisory services valued at $153,840. Also during the year, the Company issued 500,000 shares for sales commisssions valued at $35,000
(See Note 10).

During the year ended June 30, 2011, the Company issued 736,106 shares of its common stock for legal services valued at $85,221
(See Note 10).

During the year ended June 30, 2011, the Company issued 138,024 shares of its common stock in exchange for the cancellation of debt due professionals and consultants. The Company valued the shares at $30,005 and recognized a net gain on the cancellation of indebtedness of $12,706 (See Note 10).

During the year ended June 30, 2011, the Company had recognized derivative and warrant liabilities as a result of committed and outstanding common shares in excess of the number of shares authorized (See Notes 8 and 9). In January 2011, pursuant to a state-approved increase to the Company's authorized capital, derivative and warrant liabilities totaling $1,534,627 for the former excess shares were reclassified to additional paid-in capital.

During the year ended June 30, 2011, the Company agreed to reduce the exercise price of 3,750,000 of its warrants from $0.40 per share to $0.20 per share. A total of $140,981 was charged to interest expense for the re-pricing of these warrants (See Note 10).

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

In April 2011, options to purchase a total of 1,200,000 were granted to two officers of the Company pursuant to their employment agreements.
The exercise price is $0.10 per share and the options expire in April 2016. The Company valued the 1,200,000 options at $113.520, which are being being charged to operations over the two year vesting period.

In June 2011, the Company entered into a consulting agreement with an unrelated third partty. Under the terms the agreement, the Company paid $30,000 and issued warrants to purchase 250,000 shares of the Company's common stock that were valued at $14,925. In addiiton, an addiitnal $22,500 is due under the agreement. The cost including the value of the warrants totaling $67,425 charged to prepaid expense and is being amortzed over the term of the agreement.

The accompanying notes are an integral part of these consolidated financial statements.

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

NONCASH INVESTING AND FINANCING ACTIVITIES (Continued)

Year Ended June 30, 2010

On October 19, 2009, The Company (“ECOB”) completed an Agreement and Plan of Merger with EcoBlu Products, Inc., a Nevada corporation (“ECOBLU”). Upon completion of the acquisition and subject to the provisions of the Colorado Corporations Code,
ECOBLU was merged with and into the Company. The transaction was treated as a reverse acquisition, whereby the business of the
Company ceased and the business and ECOBLU continued. The reverse acquisition is further described in Notes 1 and 10.

During the year ended June 30, 2010, the Company issued a convertible note in the amount of $105,000 and 100,000 shares valued at $36,000 to a placement advisor for fees due on a $1,500,000 financing. In May 2010, the Company issued additional common shares to the placement agent other parties valued at $36,000 in connection with the same financing (See Notes 4 and 6).

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

During the year ended June 30, 2010, the Company issued 370,000 shares of its common stock for legal services valued at $131,800 (See Note 10).

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

The accompanying notes are an integral part of these consolidated financial statements.

 ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

Organization
Eco Building Products, Inc. (the “Company”) was incorporated in the state of Colorado under the name N8 Concepts, Inc. on March 27, 2007.

On October 19, 2009, the Company merged with Ecoblu Products, Inc., a Nevada Corporation (“ECOBLU”).  For financial reporting purposes, the acquisition was treated as a reverse acquisition whereby ECOBLU’s operations continue to be reported as if it had actually been the acquirer. Assets and liabilities continue to be reported at the acquiree’s historical cost because before the reverse acquisition; the Company had nominal assets, liabilities and operations, and accordingly, the fair value of the assets approximated their carrying value and no goodwill was recorded.

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

Through December 2010, the Company was deemed to be in the development stage, as defined in Accounting Codification Standard (“ACS”) topic 915 Development Stage Entities  During year ended June 30, 2011, management determined that the Company exited the development stage.  Thus, the Company is no longer required to report its stock issuances from inception, nor include inception-to-date information in its statements of operations and cash flows.

On April 8, 2011, the Company formed Red Shield Lumber, Inc. (“Red Shield”) in British Columbia, Canada.  Red Shield was formed for the purpose of opening a plant in Canada utilizing the Company’s red coating process for sale and distribution. As of June 30, 2011, the wholly owned subsidiary has had little operating activity.

On May 31, 2011, the Company formed E Build & Truss, Inc. (E Build) on May 31, 2011 in the State of California.  E Build was formed for the purpose of operating the Company’s Truss manufacturing activities. As of June 30, 2011, the Company has purchased equipment through this wholly owned subsidiary, but has not commenced operations.

Going Concern
The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has generated minimal operating revenues, losses from operations, significant cash used in operating activities and its viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended June 30, 2011, the Company entered into an investment agreement and a revolving credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL Under investment agreement, the Company received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Subsequently, upon the effective date of the revolving credit and warrant purchase agreement the Company has the ability to borrow up to an additional $5,000,000, $3,000,000 of which was borrowed in July 2011. With the infusion of the $10,000,000, management believes it the funding provides sufficient capital to continue operating the Company and allow it to become profitable, however; no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations. As of September 27, 2011, the Company had cash on hand of $162,550 and $2,000,000 of capital available to them under the MRL line of credit.

If current and projected revenue growth does not meet Management estimates and proceeds received from MRL are insufficient, the Management may choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, other than MRL,  nor can the Company cannot provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

2.  Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Ecoblu Products, Inc. and its wholly owned subsidiary, Ecoblu Products, Inc. of Nevada, E Build & Truss, Inc. and Red Shield Lumber, Inc.  Intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable
Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable. All of the Company’s receivables are pledged as collateral for the Company’s $1,500,000 Senior Secured Notes (see Note 6).

The Company discounts sales with extended terms where no interest is charged to their respective present value pursuant to ASC Topic 310-10-30-3 “Receivables”.

Allowance for Doubtful Accounts
An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages, information collected from individual customers related to past transaction history, credit-worthiness, changes in payments terms and current economic industry trends.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. To date write offs and allowances have been insignificant.

Inventories
Inventories primarily consist of chemicals and lumber and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value).  Net realizable value is the respective inventory’s estimated selling price reduced by the cost of completion and disposal.  As of June 30, 2011, there were no write-downs of inventory to net realizable value..

Property and Equipment
Property and equipment are stated at cost.  Property and equipment purchases with useful lives exceeding one year and major renewals and improvements are charged to the asset accounts, while replacements and maintenance and repairs that do not improve or extend the lives of the respective assets are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.  Depreciation expense is recorded on a straight-line basis over the estimated useful lives of assets that range from (3) to seven (7) years.  Leasehold improvements are depreciated over their useful life or the term of the related lease, whichever is shorter.  Depreciation expense is not recorded on idle property and equipment until such time as it is placed into service.

Long-Lived Assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  At June 30, 2011, the Company determined that none of its long-term assets were impaired.

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

Stock-Based Compensation
The Company accounts for stock-based compensation under ACS Topic 505-50 “Equity-Based Payments to Non-Employees”. This standard defines a fair value based method of accounting for stock-based compensation. In accordance with ACS Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Loss Per Share
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect.   Potential common shares at June 30, 2011 that have been excluded from the computation of diluted net loss per share included convertible debt of 1,029,111 convertible into 10,501,134 shares of common stock, warrants exercisable into 250,,000 shares of common stock and options exercisable into 1,200,000 shares of common stock. Potential common shares at June 30, 2010 that have been excluded from the computation of diluted net loss per share included convertible debt of $2,092,000 convertible into 5,421,500 shares of common stock and warrants exercisable into 27,037,500 shares of common stock.

Cash and Cash Equivalents
For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Credit Risk
At times, the Company maintains cash balances at a financial institution in excess of the $250,000 FDIC insurance limit.

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

Derivative Financial Instruments
Derivative financial instruments, as defined in ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The Company estimates the fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objectively measuring fair values. In selecting the appropriate technique, consideration is given to, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company's operating results will reflect the volatility in these estimate and assumption changes.

Revenue Recognition and Concentration Risk
The Company records revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the prices for the services performed and the collectability of those amounts.

The Company generally recognizes revenue from product sales, including equipment, at the time product is shipped and title passes to the customer assuming all the other revenue recognition criteria stated above are satisfied. Revenues earned on non-refundable licensing fees are generally recognized when the licensing fees are delivered assuming all the other revenue recognition criteria stated above are satisfied. Sales are recorded net of any applicable sales tax.

The Company had product sales revenue of $415,345, $204,322 and $169,783 to three customers, representing 31%, 15% and 13% of total sales for year ended June 30, 2011, respectively.

For the year ended June 30, 2010, the Company had product sales revenue of $84,971 to a single customer. Sales to this customer represented approximately 39% of the Company’s total revenues.

Cost of Revenues
Costs of revenues include costs related to revenue recognized; such costs represent materials, labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance.

General and Administrative Expenses
General and administrative expenses include management and administrative personnel costs; corporate office costs; accounting fees, legal expense, information systems expense, and product marketing and sales expense.

Research and Development Expenses
Research and development expenses consist of expenses related to its wood coating process.

Shipping and Handling Costs
The Company classifies shipping and handling costs associated with the receipt of product as part of cost of sales as reflected in the statement of operations.  The Company classifies costs associated with shipping product to customers as part of selling expense as reflected in the statement of operations.

Income Taxes
The Company accounts for its income taxes under the provisions of ASC Topic 740”Income Taxes”. The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Recent Accounting Pronouncements
In April 2010, FASB issued ASU 2010-13 Compensation-Stock Compensation (“Topic 718”) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. Management does not expect the adoption of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

3.  Inventories

Inventories consisted of the following:

	For the Year ended
	June 30,
	2011	2010
Chemicals	$328,640	$184,570
Lumber	1,213,738	494,810
	$1,542,378	$679,380

All of the Company’s inventories are pledged as collateral for the Company’s $1,500,000 Senior Secured Notes (see Note 6). In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated and untreated lumber..

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

The $238,000 total prepaid loan fees were amortized using the straight line method over the one year term of the underlying notes due to the short term period.  Amortization charged to interest expense for the years ended June 30, 2011 and June 30, 2010 totaled $176,606 and $61,394, respectively.  On January 12, 2011, the related notes were subject to a substantial modification of terms and accounted for as an extinguishment of debt with a related party, pursuant to ASC Topic 470-50 “Modifications and Extinguishments” (see Note 6). The balance of prepaid loan fees was $0 at June 30, 2011.

5.  Property and Equipment

Property and equipment consisted of the following:

	For the year ended
	June 30,
	2011	2010
Machinery and equipment (useful life of five to seven years)	$629,721	$380,184
Vehicles (useful life is three years)	33,896	-
Furniture (useful life of five years)	18,223	18,223
Computer equipment and software (useful life of three years)	74,582	3,685
Leasehold improvements (useful life of three years)	98,971	63,405
	855,393	456,497
Less accumulated depreciation	(111,870)	(35,585)
	$743,523	$429,912

Depreciation charged to operations for the year ended June 30, 2011 and 2010 amounted to $76,285 and $43,713, respectively.  All of the Company’s property and equipment are pledged as collateral for the Company’s $1,500,000 Senior Secured Notes (see Note 6).

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

In August 2010, the Company agreed to reduce the exercise price of 3,750,000 of these warrants from $0.40 per share to $0.20 per share.  A total of $140,981 was charged to interest expense for the re-pricing of these warrants.

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

Pursuant to ASC Topic 470-20, “Debt with Conversion and Other Options,” the convertible notes were recorded net of discounts that include the relative fair value of the warrants and the Notes’ beneficial conversion features totaling $1,500,000.  The discounts were amortized and charged to operations over the life of the debt.  The initial value of the warrants of $1,221,600 was calculated using the Black-Scholes Option Model with a risk free interest rate ranging from 1.04% to 2.59%, volatility of 108.37%, and trading price of $0.36 per share.  The beneficial conversion feature of $278,400 was calculated pursuant to ASC Topic 470-20 using a trading price of $0.36 per share and an effective conversion price $0.0742 per share.

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

The aggregate original principal amount of all New Notes on the October 27, 2010 debt exchange date was $1,287,834.  Pursuant to the terms thereof, each of the New Notes amortizes in six equal installments (November 24, 2010, December 23, 2010, January 24, 2011, February 22, 2011, March 22, 2011, and March 26, 2011). The Company may pay each monthly installment amount due under each of the New Notes, at its option, in cash or, subject to the satisfaction of customary equity conditions, in shares of the Company’s common stock.  If the Company elected to make payment in shares of its common stock, the number of shares issued by the Company would be determined by dividing the installment amount being converted by the lowest of (a) the conversion price then in effect, (b) 70% of the average of the three (3) lowest closing bid prices of our common stock during the 20 consecutive trading day period immediately preceding the applicable installment date and (c) 70% of the closing bid price of our common stock on the trading day immediately preceding the applicable installment date. The New Notes continued to be secured by all of the assets of the Company.

As discussed below, the New Notes were purchased by a related party in December 2010 and the related warrants and conversion features were cancelled.  The related party also purchased the note due a private placement agent as discussed below. The combined balance of the New Notes at June 30, 2011 was $1,029,111. The principal balance and accrued interest was fully paid on July 26, 2011 (See Note 13).

Amortization of the discounts charged to operations for the year ended June 30, 2011 amounted to $745,701. Discount amortization after the New Notes were purchased by the related party of $366,950 was charged to equity. Interest charged to operations on the principal balance of the notes (including penalties and interest associated with the late payment and registration delay) for the year ended June 30, 2011 totaled $480,977.

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

The $105,000 discount was offset to liabilities pursuant to ASC Topic 815-40-25,”Contracts in Entity’s Own Equity.” On the date the proceeds were received, the number of the Company’s authorized but unissued common shares were insufficient to meet all of the Company’s commitments for share issuances under the terms of its convertible notes, options and warrant agreements, thereby requiring liability accounting. As discussed in Note 8, on the valuation date of January 11, 2011, the former derivative liability was reclassified to additional paid-in capital due to the Company’s effective increase in its authorized shares and elimination of the conversion feature of the New Notes.

As discussed below, the note was purchased by a related party in December 2010 and the related warrants and conversion features were cancelled in January 2011. Amortization of the discounts charged to operations for the year ended June 30, 2011 amounted to $52,308. Discount amortization after the note was purchased by the related party of $25,687 was charged to equity.

Purchase of Convertible Notes by Related Party

In December 2010, SLM Holding PTE, Ltd. (“SLM”), a wholly owned subsidiary of Manhattan Resources Limited (“MRL”) and related party, purchased the New Notes and the Placement Agent notes as discussed above.  On January 12, 2011, SLM agreed to terminate 27,037,500 Series A through G warrants and conversion features related to these acquired notes for nominal consideration of $10.  The conversion features formerly comprised all rights granted to the note holders to convert debt to 4,012,500 shares of the Company's common stock.  The termination of the warrants and conversion features was deemed a substantial modification of terms and accounted for as an extinguishment of debt pursuant to ASC Topic 470-50 “Modifications and Extinguishments.”  The unamortized discount from the warrants and beneficial conversion features totaled $392,647 on January 12, 2011, and this amount was written off to additional paid-in capital since the transaction was consummated with a related party. In addition, the payment terms of note were modified requiring that the balance of the note to be paid down to $1.0 million in February 2011 with the remainder of the note incurring monthly interest at 8% per annum with the principal balance due when $5.0 credit facility is authorized, see Note 10. As indicated above the balance due the related party at June 30, 2011 including accrued interest was $1,029,111.  The balance due plus accrued interest was fully paid on July 26, 2011 through proceeds received from the credit facility (See Note 13)

Convertible Note - $127,000 Financing

The Company received $127,000 evidenced by a promissory note that is assessed interest at rate of 5% per annum commencing on December 22, 2009. The note was to mature on December 22, 2012, when the outstanding principal and accrued interest becomes fully due and payable. Prior to maturity, the holder has the right to convert the balance owed into 600,000 shares of the Company’s common stock.

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

During the year ended June 30, 2011, the Company was a party to an agreement whereby increments of the $127,000 convertible note payable were assigned by the original investor to a third party.  The assignment agreement included modifications to the debt increments and embedded conversion features that were more favorable to the lender, resulting in a $161,667 loss on debt modification that was charged to operations.  Such modifications included an increase in the interest rate to 12%, a shortening of the increments’ maturities to March 10, 2011, and a change in the conversion price to 50% of the lowest trading price for 5 trading days prior to conversion.  During the year, a total of $132,054 of debt increments (inclusive of accrued interest) were assigned to this third party and converted into 2,685,861 shares of the Company's common stock at prices ranging from $0.07 to $0.17 per share.  By June 30, 2011,  the entire note balance was converted to common stock.

For the year ended June 30, 2011, interest totaling $1,748 was accrued and charged to operations. During the same period, discount amortization charged to operations totaled $89,381.

Convertible Note - $360,000 Financing

The Company received $360,000 evidenced by a promissory note that is assessed interest at rate of 5% per annum commencing on February 11, 2010. The was to note mature on February 11, 2013, when the outstanding principal and accrued interest becomes fully due and payable. Prior to maturity, the holder has the right to convert 110% of the balance owed into cashless warrants to purchase the Company’s common stock at an exercise price of $0.50 per share.

During the year ended June 30, 2011, the Company was a party to an agreement whereby a $360,000 convertible note was assigned in full to the same third party as the note increments described above.  The assignment agreement included modifications to the debt and its embedded conversion feature that were more favorable to the lender, resulting in a $259,933 loss on debt modification that was charged to operations.  Such modifications included an increase in the interest rate to 12%, a shortening of the maturity to March 10, 2011, and a change in the conversion price to 50% of the lowest trading price for 5 trading days prior to conversion.  Pursuant to this debt modification, the Company recognized a derivative liability with an initial value of $247,364 due to a change in the exercise price of the embedded conversion feature from fixed to variable (See Note 8).

During the year ended June 30, 2011, debt totaling $385,991 was converted into 15,457,776 shares of the Company’s common stock at prices ranging from $0.04 to $0.14 per share. Interest charged to operations on the principal balance of the notes for the year ended June 30, 2011 totaled $6,568.  The balance of the note at June 30, 2011 was $0, due to the conversions of the entire note balance to common stock as described above.

Loans Payable - Other

The Company received $44,500 in advances from the same party that originally held the $360,000 note payable described above.  As of the date these financial statements were issued, no terms for repayment have been agreed to between the Company and this third party.

In December 2010, the Company had received $200,000 in advances from an unrelated third party. In March 2011, the Company negotiated terms with this party to repay a total of $300,000, and has imputed interest on the balance due based on these negotiated terms.  The $300,000 was fully paid by June 30, 2011 of which $100,000 was charged to operations as interest expense. .

During the year ended June 30, 2011, the Company received a $570,500 short-term loan from MRL, partially secured by inventory purchased from Megola, Inc., valued at $303,750. The remainder of the loan was used to purchase inventory valued at $266,750. This loan was repaid in full in February 2011 in the amount of $739,200.  Interest charged to operations on the principal balance of the notes for the year ended June 30, 2011 totaled $168,700. The Company has entered into a separate $5,000,000 revolving credit and warrant purchase with Manhattan Resources Limited, effective February 14, 2011 (see Note 13).

7.  Related Party Transactions

At June 30, 2011, the Company had a note payable due to its Chief Executive Officer who is also a Director and significant shareholder with a balance of $174,217, including accrued interest. This note is due on demand and accrues interest at 9% per annum.  Any unpaid principal after the date that demand is made accrues interest at 18% per annum.  A total of $20,029 of interest was accrued on this note during the year ended June 30, 2011 and was charged to operations.  During the year, borrowings on this note totaled $814,638 and principal repayments totaled $640,401. See Note 13 for subsequent events.

At June 30, 2011, the Company had advances payable of $63,163 to the Chief Technical Officer who is also a director and significant shareholder.  Such advances bear no interest and are due on demand.  During the year June 30, 2011, the Company received advances totaling $171,500 from this officer and has repaid $108,337 during the same period.  Subsequent to year end these amounts were paid.

As of June 30, 2011, a total of $363,500 (or approximately 77%) of the Company’s Property and Equipment has been purchased from two related entities that are controlled by the Company’s President, who is also a majority shareholder. The Property and Equipment, which was purchased in fiscal 2010,  was recorded based on the carryover basis which also represented the purchase price.

During the years ended June 30, 2011 and 2010, the Company made inventory purchases totaling $7,478 and $400,886, respectively, from companies controlled by the Company’s President. The 2010 inventory purchases were recorded based on the carryover basis which also represented the purchase price.

During the year ended June 30, 2011, the Company recorded revenues of $38,527 through sales of their lumber products to an entity owned by the Company’s Chief Executive Officer. The Company maintains that the sales were at current pricing. As of June 30, 2011, $6,421 is due from this entity and recorded in accounts receivable on the accompanying financial statements.

In January 2010, the Company entered into a lease of a manufacturing facility in Colton, California for nine months.  These facilities were previously leased and utilized by a company controlled by the Company’s President and majority shareholder.

See Notes 6, 10 and 13 for transactions with MRL, a significant shareholder.

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

(e)
Severance pay is due the President upon separating from service, with or without cause, equaling his then current monthly salary multiplied by the number of full years that the President has been employed with the Company prior to separation.

Accrued compensation due the president at June 30, 2011 totaled $196,153. Severance pay accrued and charged to operations during the year ended June 30, 2011 totaled $16,027.  Compensation charged to operations during the year ended June 30, 2011 on the option granted totaled $9,460.

Employment Agreement –Chief Technical Officer and Director

Effective April 1, 2011, the Company entered into an employment agreement with its Chief Technical Officer and Director for a term of two years.  Key provisions of the agreement includes

(a)	Annual salary of $250,000

(b)	Cash bonus of $250,000 in the event that gross sales for the fiscal year ending June 30, 2012 exceed $34,000,000, subject to certain limitations.

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

(e)
Severance pay is due the President upon separating from service, with or without cause, equaling his then current monthly salary multiplied by the number of full years that the President has been employed with the Company prior to separation.

Accrued compensation due the president at June 30, 2011 totaled $158,638. Severance pay accrued and charged to operations during the year ended June 30, 2011 totaled $13,356.  Compensation charged to operations during the year ended June 30, 2011 on the option granted totaled $4,730.

8.  Derivative and Warrant Liabilities

During the year ended June 30, 2011, the Company decreased its derivative and warrant liabilities and made a correlating credit to operations in the amount of 121,590 pursuant to ASC 815-40-19 “Contracts in Entity's Own Equity,” as the number of Company’s potential common shares plus the number of actual common shares outstanding (“Committed Shares”) at the valuation date exceeded the number of common shares the Company had authorized to issue. The shortage in the number of committed shares over the number of authorized but unissued shares at the final valuation date of January 11, 2011 totaled 26,086,100. The total liabilities of $1,534,627 at the valuation date are the maximum amount management believes it would have been liable for if the Company were required to meet all its committed share obligations.

On the valuation date of January 11, 2011, the $1,534,627 former derivative liability was reclassified to additional paid-in capital due to the Company’s (a) increase in the number of its authorized shares to meet all of its committed share obligations, (b) reporting of such action to its shareholders and the Securities and Exchange Commission (the SEC) via an effective information statement, and (c) submission of amended articles of incorporation and receipt of approval from the State of Colorado (d) elimination of the warrants and conversion feature of the notes due to the assignment of the note to MRL.  On September 9, 2010, the Company’s Board of Directors approved a resolution to increase the number of authorized shares from 100,000,000 to 500,000,000.  In October 2010 the Company filed a Schedule 14C Information Statement with the SEC stating the same, which was declared effective by the Commission in November 2010.  The Company submitted the necessary amended articles of incorporation to the State of Colorado in December 2010, which were approved by Colorado on January 11, 2011.

The derivative liabilities were valued prior to extinguishment based on the following components:

The first component is valuing the shortage of common shares of 7,725,000 using the fair value of Series A and E warrants at the valuation date of $0.0644 per share. The fair value of the Series A and E Warrants of $497,490 was calculated using the Black-Scholes Option Model with a risk free interest rate of 1.98%, volatility of 161.45%, exercise price of $0.40 per share, and trading price of $0.08 per share.

The second component is valuing the shortage of common shares of 7,725,000 using the fair value of Series B and F warrants at the valuation date of $0.0629 per share. The fair value of the Series B and F Warrants of $485,903 was calculated using the Black-Scholes Option Model with a risk free interest rate of 1.98%, volatility of 161.45%, exercise price of $0.50 per share, and trading price of $0.08 per share.

The third component is valuing the shortage of common shares of 7,725,000 using the fair value of Series C and G warrants at the valuation date of $0.0617 per share. The fair value of the Series C and G Warrants of $476,633 was calculated using the Black-Scholes Option Model with a risk free interest rate of 1.98%, volatility of 161.45%, exercise price of $0.60 per share, and trading price of $0.08 per share.

The fourth and final component is valuing the shortage of common shares of 3,161,100 using the fair value of Series D warrants at the valuation date of $0.0236 per share. The fair value of the Series D Warrants of $74,601 was calculated using the Black-Scholes Option Model with a risk free interest rate of 0.28%, volatility of 165.47%, exercise price of $0.20 per share, and trading price of $0.08 per share.

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

Level 2.     Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.  Derivative instruments include the derivative liabilities as Level 2. Derivative instruments are valued using standard calculations/models that are primarily based on observable inputs, including volatilities and interest rates. Therefore, derivative instruments are included in Level 2

Level 3.   Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.

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

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of June 30, 2011 and 2010:

Liabilities measured at fair value at June 30, 2011:	Level 1	Level 2	Level 3	Total

Advances from related party	$--	$63,163	$--	$63,163

Notes payable – related party	$--	$1,029,111	$--	$1,029,111

Loans payable – related party	$--	$174,217	$--	$174,217

Liabilities measured at fair value at June 30, 2010:	Level 1	Level 2	Level 3	Total

Convertible note payable	$--	$749,460	$--	$749,460

Derivative and warrant liabilities	$--	$1,656,217	$--	$1,656,217

10.  Stockholders' Deficit

Common Stock Issuances

During the year ended June 30, 2011, the Company issued a total of 102,691,767 shares of its common stock of which 81,000,000 shares were issued for cash (as described below), 2,685,861 shares were issued for debt conversions of increments totaling $132,054 on the Company’s $127,000 note payable, which included related losses on debt modification totaling $161,667.  During the same period, another 15,457,776 shares were issued for debt conversions totaling $385,991 on the Company’s $360,000 note payable. The Company recognized a $161,667 loss on the cancelation of the $385,991 of indebtedness. In addition, 400,000 shares valued at $80,000 were issued as additional consideration for the cancellation of the Company’s lease on its Texas facilities, 1,774,000 shares valued at $153,840 were issued for consulting and advisory services, 500,000 shares valued at $35,000 were issued for sales commissions, 736,106 shares valued at $85,221 were issued for legal services, and 138,024 shares were issued to various consultants and advisors in connection with the cancellation of $42,711 of debt due them. The 138,024 common shares were valued at $30,005 resulting in a net gain from the cancellation of indebtedness of $12,706 that was credited to operations.

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

Investment Agreement with MRL

On February 14, 2011, the Company entered into an investment agreement (the “Investment Agreement”)  with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL (the “Investment Agreement”).

On February 16, 2011, the Company received $5,000,000 from LTK pursuant to the Investment Agreement.

Pursuant to the terms of the Investment Agreement, LTK subscribed for 81,000,000 shares in the Company, representing approximately 45.5 percent of the Company’s resulting total issued and outstanding common equity, for an aggregate consideration of $5,000,000.  LTK will sell the Sale Shares to MRL, for the same consideration, subject to approval from shareholders of MRL.

On February 14, 2011, the Company also entered into a revolving credit and warrant purchase agreement (the “Credit and Warrant Agreement”) with MRL.  The Credit and Warrant Agreement does not go into effect until it is ratified by the shareholders of MRL, which occurred on July 26, 2011, see Note 13.

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

(ii)     Pursuant to the terms of the Credit and Warrant Agreement, MRL will extend a $5,000,000 revolving facility (the “Loan Facility”). In consideration of the Loan Facility, the Company issued MRL a 5-year warrant to subscribe for 50,000,000 common shares at an exercise price of $0.10 per share (the “Warrant”).  Under the terms of the Loan Facility the Company is allowed to borrow in $500,000 increments for a period of three years and is due with accrued interest at 6% per annum  three months from the date of borrowing but not later than the expiration date of the agreement of February 14, 2014. So long as no events of defaults exist any loan may be rolled with another loan upon approval. The Loan Facility is secured by substantially all the assets of the Company.

In the event MRL purchases the Sale Shares from LTK and if they fully exercised the Warrant which would be granted upon final approval of the Credit and Warrant Agreement, both of which are subject to MRL shareholder approval, MRL would acquire an aggregate of 131,000,000 Shares representing approximately 54.5 percent of the resulting total issued and outstanding common equity of the Company, for an aggregate consideration of $10,000,000. As of the date of these financial statements, the Loan Facility is not yet effective, and no warrants have been issued to MRL due to the remaining approval requirements. See Note 13 for subsequent shareholder approval and receipt of $3.0 million in funds.

Warrants

On April 28, 2011, the Company issued warrants pursuant to a consulting agreement to purchase 250,000 shares of the Company common of stock of which 100,000 shares have a purchase price per share of $0.15, 100,000 shares have a purchase price per share of $0.25, and 50,000 shares have a purchase price per share of $0.35. The warrants were valued at $14,925 using the Black-Scholes Option Model with a risk free interest of 0.61%, volatility of 171.46%, and trading price of $0.09 per share. The $14,925 is included in  prepaid expense and is being amortized to operations over the two year term of the agreement.

The following is a schedule of warrants outstanding as of June 30, 2011:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance, June 30, 2009	-	$-	-	$-
Warrants granted	27,037,500	0.49	5.00 Years	-
Warrants expired	-	-	-	-
Balance, June 30, 2010	27,037,500	$0.49	4.74 Years	$-

Warrants granted	250,000	0.23	2.00 Years	-
Warrants expired	-	-	-	-
Warrants cancelled	(27,037,500)	0.46	4.20 Years	-
Balance, June 30, 2011	250,000	$0.23	1.83 Years	$-

During the year ended June 30, 2011, the Company agreed to reduce the exercise price of 3,750,000 of its warrants from $0.40 per share to $0.20 per share.  A total of $140,981 was charged to interest expense for the re-pricing of these warrants.

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

Options

In April 2011, the Company granted options to its President to purchase 800,000 shares of its common stock and options to  its Chief Technical Officer to purchase 400,000 shares of its common stock. The 1,200,000 options have an exercise price of $0.10 per share and expire in five years. The options were valued at $113,520 using the Black-Scholes Option Model with a risk free interest of 2.24%, volatility of 169.83%, and trading price of $0.10 per share. The $113,520 is being charged to operations over their two year vesting period.  Compensation charged to operation for the year ended June 30, 2011 on these options amounted to $14,190.

A schedule of compensation expense on the option grants for the next two years is as follows:

June 30, 2012	$56,760
June 30, 2013	$42,570

The following is a schedule of options outstanding as of June 30, 2011:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance, June 30, 2010	-	$-		$-
Options granted	1,200,000	0.10	5.00 Years	-
Warrants expired	-	-	-	-
Warrants cancelled	-	$-		$-
Balance, June 30, 2011	1,200,000	$0.10	4.75 Years	$-

As of June 30, 2011, none of the 1,200,000 options were vested.

11. Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	June 30,
	2011	2010
Current expense - Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	-	-

Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	-	-

U.S statutory rate	34.00%	$34.00%
Permenant differences	22.00%	-
Less valuation allowance and other	-56.00%	-34.00%
Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	June 30,
	2011	2010
Deferred tax assets
Bad debt reserve	$1,526	$1,526
Stock based compensation	809,260	716,125
Net operating losses	1,914,388	533,963
Inventories	24,405	-
Payroll and taxes payable	247,775	36,237
	2,997,354	1,287,851
Deferred tax liability
Accumulated depreciation	150,583	61,266
	150,583	61,266

Net deferred tax assets	2,846,771	1,226,585
Less valuation allowance	(2,846,771)	(1,226,585)
Deferred tax asset - net valuation allowance	$-	$-

The net change in the valuation allowance for 2011 was approximately $1,620,000.

As of June 30, 2011, the Company had net operating loss carryovers of approximately $6,000,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2031, if not previously utilized.  Due to the significant change in ownership in 2011, the Company's NOLS are restricted.  The amounts disclosed take into account this restriction.

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes. We had no material unrecognized income tax assets or liabilities for the years ended June 30, 2011 and 2010.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended June 30, 2011 and 2010, there were no income tax interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2004. We are not currently involved in any income tax examinations.

As of June 30, 2011, the Company owed $348,469 in past due payroll taxes and accrued penalties. The Company has yet to file the necessary payroll tax reports with the impacted taxing authorities. These amounts are recorded within payroll and taxes payable on the accompany consolidated balance sheet. Also at June 30, 2011, the Company owed $55,743 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.

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

Rent expense related to this lease was $80,443 and $44,360 for the year ended June 30, 2011 and 2010, respectively.

Real Estate Lease – Colton, California

In January 2010, the Company entered into a lease of a manufacturing facility in Colton, California for nine months.  This lease was renewed effective November 1, 2010 for one year at a rate of $17,391 per month.  These facilities were previously leased and utilized by a company controlled by the Company’s President and majority shareholder (see Note 7).  Rent expense related to this lease was $202,677 and $227,108 for the years June 30, 2011 and 2010, respectively. Included in the $227,108 of rent expense for the year ended June 30, 2010 was the fair value of 250,000 shares issued to the landlord valued at $95,000.

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

Rent expense related to this lease was $157,761 for the period of inception (May 20, 2009) to June 30, 2010. The Company did not pay the majority of its rent and was in default on this obligation. In March 2010, the Company made a partial settlement on this lease obligation through the transfer of equipment and chemical inventories with cost bases totaling $128,991 in consideration for the cancellation of the Company’s lease and amounts due the landlord. The Company recognized a net gain of $21,270 on the transaction. In addition, during the year ended June 30, 2011, the Company made a complete settlement with the landlord through the issuance of 400,000 shares valued at $80,000 and a cash payment of $20,000.

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

With regard to the above agreement, the Company learned fiscal 2010 from third parties that the seller's formula contains a toxic and carcinogenic contaminant known as chlorothalonil.  After confronting the manufacturer, it was confirmed the toxin exists in the product and the Company immediately terminated the agreement with cause. The Company’s management does not know how long the toxin has been in the solution. Testing and investigation is ongoing. The seller has indicated nothing as to removing the toxin and is continuing its own investigation of its liabilities.

The Company has not made all of its original purchase commitments in this agreement, due to non-performance by the seller and the existence toxins as described above.  Further, the Company had temporarily discontinued selling the product and was pursuing alternative solutions internationally. Management believes that the issue has been isolated to the concentrate form and is not affecting the end user coated product.  The Company is currently in the discovery phase of determining the overall impact of this issue, but legal counsel has advised the Company that the seller is responsible for any liabilities generated from the use of the product.

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

Purchase, Distribution & Services Agreement #3
On January 18, 2011, the Company entered into an AF21 Product, Purchase, Sales, Distribution & Service Agreement, (the “Agreement”), with Newstar Holding Pte Ltd, a Singapore Corporation, and Randall Hart, an Indonesian National, the inventors and owners of technical data and intellectual property for a protective coating in order to obtain an exclusive supply of the product, together with certain distribution, marketing and sales rights. In addition, a significant shareholder of Newstar Holding Pte Ltd is also a significant shareholder of MRL. The product is a non-toxic non-corrosive fire inhibitor. Pursuant to the Agreement, the Company guaranteed it will purchase a minimum of six hundred fifty (650) two hundred and forty five (245) gallon totes of product in the first two-year period at a cost of $11.40 per gallon, making the total purchase commitment $1,815,450 for the first two years. The Company is required to increase the minimum quantities in the third year to 842 totes at $11.40 per gallon, making the total purchase commitment $2,351,706 for year three.   In the fourth year the Company is required to increase the minimum quantities to 1,264 totes at $11.40 per gallon, making the total purchase commitment $3,530,352 for year four.  There are no penalty clauses other than cancellation of the agreement if the minimum purchase commitments are not met.  If the agreement were to be cancelled it would have a significant impact on the Company's operations until a replacement product could be arranged.

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

13.  Subsequent Events

Loan Agreement with MRL
On February 14, 2011, the Company also entered into a revolving credit and warrant purchase agreement (the “Credit and Warrant Agreement”) with MRL.  The Credit and Warrant Agreement did not go into effect until it is ratified by the shareholders of MRL, on July 26, 2011.

Pursuant to the terms of the Credit and Warrant Agreement, MRL extended a $5,000,000 revolving facility (the “Loan Facility”) in advances of $500,000, each, from time to time.  On July 26, 2011, the Company drew down $3.0 million on the Loan Facility.  In consideration of the Loan Facility, the Company issued MRL a 5-year warrant to subscribe for 50,000,000 common shares at an exercise price of $0.10 per share (the “Warrant”).  The warrants were valued at $12,170,000 on July 26, 2011 and expire on July 26, 2016.  The valuation of these warrants was determined using the Black-Scholes option pricing model using an exercise period of 5 years, risk free rate of 1.51%, volatility of 142.69%, and a trading price of the underlying shares of $0.26.  The Company is currently determining the financial statement impact of the transaction.

On July 26, 2011, principal balance and accrued interest of the debt outstanding to MRL as of June 30, 2011 of $1,029,111 was fully paid using the funds received from the $3.0 million draw down on the Loan Facility discussed above.

Related Party Loans

For the period from July 1, 2011 through July 27, 2011, the Company received loan advances from its CEO totaling $166,000. During the same period, the Company repaid him a total of $488,476 which exceeded the amounts loaned but are being applied against accrued wages due.

Changes In and Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(e). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

During the period ended June 30, 2011 we determined that because of the limited personnel, lack of segregation of duties and manual process related to the tracking and valuation of our inventory, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our financial statements.  This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

The Company expects to take the following steps to remedy these weaknesses:

1.	Implement a new Enterprise Resource Planning system in which will improve the segregation of duties issues and automate the tracking of costs related to inventory.

2.	Controller to implemented procedures to improve the transaction processing, reconciliation and reporting process of inventory.
3.	Formal reviews by Management of the inventory outputs as generated by the Controller.

The Company expects to remediate these weaknesses prior to the completion of the quarter ended December 31, 2011.

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

None.

Directors, Executive Officers and Corporate Governance

Our Current Management

The following table sets forth each of our directors name, age, position and office.  Each of their current terms as our directors expires at our next annual shareholder meeting.

Name	Age	Position
Steve Conboy	57	President, Chief Executive Officer, Principal Executive Officer and sole Director
Mark Vuozzo	47	Chief Technical Officer and Director

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

In the fall of 2006 Mr. Conboy created Southern California Bluwood, Inc. with the purchase of BluWood licensing for Southern California and Arizona. By the end of 2007, Mr . Conboy secured all of the BluWood licensing for the Western United States and renamed the company to SC Bluwood, Inc. FCI and SC Bluwood have developed a family of Blu building products and a builder program utilizing these products.  Mr. Conboy served as founder and president of SC Bluwood until the company entered into a Definitive Merger Agreement with ECO Building Products, Inc. on July 28, 2009, at which point, Mr. Conboy became the president of the newly formed, ECO Building Products, Inc.

Mark Vuozzo, Chief Technical Officer, Directorwas the founder and CEO of MV Technical Sales, LLC a privately held company that serviced the Semiconductor Automated Test industry. Mr. Vuozzo grew the company to span across USA, Asia and Europe with sales in excess of 25 million. In 2006, Mr. Vuozzo sold his interest in MV Technical Sales, LLC. In 2007, Mr. Vuozzo joined Steven Conboy to manage SC Bluwood, Inc., and Framers Choice, Inc. Mr. Vuozzo acted in the capacity of General Manager and Director of both organizations. In 2009, Mr. Vuozzo joined Ecoblu Products, Inc., as a General Manager and Corporate Secretary. Mr. Vuozzo continues to act in the capacity of Chief Technical Officer and Director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that none of the Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended June 30, 2011 were filed timely.

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

Board of Director Meetings and Committees

The Board of Directors is a sole director and held no meetings during the year ended June 30, 2011.

Eco Building Products does not have a designated Audit, Nominating or Compensation Committee and relies on the board of directors to perform those functions.

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

The following table shows for the  year ended June 30 , 2011 and fiscal year ended June 30, 2010, the compensation awarded (earned) or paid by the Company to its named executive officers as that term is defined in Item 402(a)(2) of Regulation S-K.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus		Option Awards		All Other Compensation		Total ($)

Steve Conboy, President, CEO, CFO Director (1)	2011 2010	$ $	201,923 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	201,923 0
Principal Executive & Financial Officer

Mark Vuozzo (2) Chief Technical Officer and Director	2011 2010	$ $	160,577 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	160,577 0

(1) On April 23, 2009, Mr. Steve Conboy assumed the role of President. Effective April 1, 2011, the Company entered into an employment agreement with Steve Conboy, its President and Chief Executive Officer for a term of two years. Steve Conboy’s compensation for year ended June 30, 2011 amounted to $201,923, of which $190,385 was accrued and not paid. Accrued compensation due the Steve Conboy at June 30, 2011 totaled $196,153. Severance pay accrued and charged to operations during the year ended June 30, 2011 totaled $16,027. Compensation charged to operations during the year ended June 30, 2011 on the option granted totaled $9,460.

(2) In late 2009, Mr. Vuozzo joined ECO Building Products, Inc., as a General Manager and Corporate Secretary. Effective April 1, 2011, the Company entered into an employment agreement with Mark Vuozzo, its Chief Technical Officer and Director for a term of two years. Mark Vuozzo’s compensation for year ended June 30, 2011 amounted to $160,577, of which $108,0165 was accrued and not paid.Accrued compensation due the Mark Vuozzo at June 30, 2011 totaled $148.400. Severance pay accrued and charged to operations during the year ended June 30, 2011 totaled $13,356. Compensation charged to operations during the year ended June 30, 2011 on the option granted totaled $4,730

Employment Agreements
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

(a)	Annual salary of $250,000
(b)	Cash bonus of $250,000 in the event that gross sales for the fiscal year ending June 30, 2012 exceed $34,000,000, subject to certain limitations.
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

We have no other executive employment agreements currently in place.

Eco Building Products, Inc. has not, nor proposes to do so in the future, make loans to any of its officers, directors, key personnel, 10% stockholders, relatives thereof, or controllable entities.

We have no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us and have therefore eliminated a column specified by Item 402 (c)(2) titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)” in the above Summary Compensation Table. Except pursuant to their employment agreements,severance pay is due the Steve Conboy and Mark Vuozzo upon separating from service, with or without cause, equaling the then current monthly salary multiplied by the number of full years that they have been employed with the Company prior to separation.

 No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

OPTION EXERCISES AND STOCK VESTED

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Steven Conboy, President, Chief Executive Officer, Principal Executive Officer, Director	0	$0

Mark Vuozzo Chief Technical Officer and Director	0	$0

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

None.

Outstanding Equity Awards at Fiscal Year-End

Steve Conboy: Option grants to purchase 800,000 shares of the company’s common stock at an exercise price of $0.10 per share, expiring April 1, 2016 (five-year life). Such options will vest over a two-year period. These options were valued at $75,680, as determined using the Black-Scholes option-pricing model using a risk free rate of 2.24%, volatility of 169.83% and a trading price of the underlying shares of $0.10.

Mark Vuozzo: Option grants to purchase 400,000 shares of the company’s common stock at an exercise price of $0.10 per share, expiring April 1, 2016 (five-year life). Such options will vest over a two-year period. These options were valued at $37,840, as determined using the Black-Scholes option-pricing model using a risk free rate of 2.24%, volatility of 169.83% and a trading price of the underlying shares of $0.10.

Director Compensation

We do not have a formal plan for director compensation. Our sole director did not receive any type of compensation for serving as a director for the years ended June 30, 2011or June 30, 2010.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table

The following table sets forth, as of September 23 , 2011; the beneficial ownership of our common stock by each person known to beneficially own more than five percent (5%) of our common stock, including options, outstanding as of such date and by  our officers and directors as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Acquirable	Percentage of Class (1) (2) (3)
Steve Conboy , President and CEO	32,500,000	0	18.23%
Mark Vuozzo, Chief Technical Officer and Director	5,000,000	0	2.80%
Manhattan Resources Limited (3)	81,000,000	50,000,00	45.45%

Officers and Directors as a Group (2 persons)	37,500,000	0	21.04%

Total	118,500,000	0	66.49%
(1)  Gives effect to the shares of Common Stock issuable upon the exercise of all options exercisable within 60 days of September 23, 2011 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.

(2)  The denominator is based on total shares outstanding as of September 23, 2011 equal to 178,286,100 held by approximately 106 shareholders of record and an undetermined number of holders in street name.

(3)  In consideration of a Loan Facility, the Company issued Manhattan Resources Limited a 5-year warrant to subscribe for 50,000,000 common shares at an exercise price of $0.10 per share. All are vested and if all were exercised MRL would own 131,000,000 common shares of the resulting 228,286,100 common shares that would be outstanding for a beneficial ownership of 57.40%

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Equity Compensation Plan Information
The ECO Building Products, Inc. 2010 Employee and Consultant Stock Plan was adopted by majority vote of the Board of Directors on January 8, 2010.  The plan authorizes 3,000,000 shares to be issued under the plan. As of September 22, 2011 a total of 829,731 shares remain available for issuance under the plan. We have no other equity compensation plan at this time.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In December 2010, SLM Holding PTE, Ltd. (“SLM”), a wholly owned subsidiary of Manhattan Resources Limited (“MRL”) and related party, purchased the New Notes and the Placement Agent notes held by a 3rd party from a prior financing.  On January 12, 2011, SLM agreed to terminate 27,037,500 Series A through G warrants and conversion features related to these acquired notes for nominal consideration of $10.  The conversion features formerly comprised all rights granted to the note holders to convert debt to 4,012,500 shares of the Company's common stock.  The payment terms of note were modified requiring that the balance of the note to be paid down to $1.0 million in February 2011 with the remainder of the note incurring monthly interest at 8% per annum with the principal balance due when an intended $5.0 million credit facility is authorized. As indicated above the balance due the related party at June 30, 2011 including accrued interest was $1,029,111.  The balance due plus accrued interest was fully paid on July 26, 2011 through proceeds received from the credit facility

At June 30, 2011, the Company had a note payable due to its Chief Executive Officer who is also a Director and significant shareholder with a balance of $174,217, including accrued interest. This note is due on demand and accrues interest at 9% per annum.  Any unpaid principal after the date that demand is made accrues interest at 18% per annum.  A total of $20,029 of interest was accrued on this note during the year ended June 30, 2011 and was charged to operations.  During the year, borrowings on this note totaled $814,638 and principal repayments totaled $640,401.

At June 30, 2011, the Company had advances payable of $63,163 to the Chief Technical Officer who is also a director and significant shareholder.  Such advances bear no interest and are due on demand.  During the year June 30, 2011, the Company received advances totaling $171,500 from this officer and has repaid $108,337 during the same period.

As of June 30, 2011, a total of $363,500 (or approximately 77%) of the Company’s Property and Equipment had been purchased from two related entities that are controlled by the Company’s President, who is also a majority shareholder. The Property and Equipment, which was purchased in fiscal 2010, was recorded based on the carryover basis which also represented the purchase price.

During the years ended June 30, 2011 and 2010, the Company made inventory purchases totaling $7,478 and $400,886, respectively, from companies controlled by the Company’s President. The 2010 inventory purchases were recorded based on the carryover basis which also represented the purchase price.

During the year ended June 30, 2011, the Company recorded revenues of $38,527 through sales of their lumber products to an entity owned by the Company’s Chief Executive Officer. The Company maintains that the sales were at current pricing. As of June 30, 2011, $6,421 is due from this entity.

In January 2010, the Company entered into a lease of a manufacturing facility in Colton, California for nine months.  These facilities were previously leased and utilized by a company controlled by the Company’s President and majority shareholder.

On February 14, 2011, the Company also entered into a revolving credit and warrant purchase agreement (the “Credit and Warrant Agreement”) with MRL.  The Credit and Warrant Agreement did not go into effect until it is ratified by the shareholders of MRL, on July 26, 2011.

Pursuant to the terms of the Credit and Warrant Agreement, MRL extended a $5,000,000 revolving facility (the “Loan Facility”) in advances of $500,000, each, from time to time.  On July 26, 2011, the Company drew down $3.0 million on the Loan Facility.  In consideration of the Loan Facility, the Company issued MRL a 5-year warrant to subscribe for 50,000,000 common shares at an exercise price of $0.10 per share (the “Warrant”).  The warrants were valued at $12,170,000 on July 26, 2011 and expire on July 26, 2016.  The valuation of these warrants was determined using the Black-Scholes option pricing model using an exercise period of 5 years, risk free rate of 1.51%, volatility of 142.69%, and a trading price of the underlying shares of $0.26.

On July 26, 2011, principal balance and accrued interest of the debt outstanding to MRL as of June 30, 2011 of $1,029,111 was fully paid using the funds received from a $3.0 million draw down on the Loan Facility.

For the period from July 1, 2011 through July 27, 2011, the Company received loan advances from its President totaling $166,000. During the same period, the Company repaid him a total of $448,476 of which $1,615 was allocated to interest.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by dbbmckennon, the principal accountant, for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2011 were: $36,000.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Cordovano and Honeck LLP, the formal principal accountant, for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending June 30, 2011 was: $42,973 and June 30, 2010 was: $13,643.

(2)	Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending June 30, 2011 and 2010.

(3)	Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning for the fiscal years ending June 30, 2011 and 2010.

(4)	All Other Fees

No aggregate fees were billed for professional services provided by the principal accountants, other than the services reported in items (1) through (3) for the fiscal years ending June 30, 2011 and 2010.

(5)	Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2011. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6)	Work Performance by others

 The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was zero percent.

Exhibits, Financial Statement Schedules

Exhibits

Eco Building Products, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, filed as exhibit 3.1.1 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.
3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.
3.3	Amended Articles of Incorporation ; filed as exhibit 3.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009
4.1	Convertible Promissory Note, dated December 22, 2009; filed as exhibit 10.5 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on February 22, 2010
4.2	Convertible Promissory Note, dated February 11, 2010; filed as exhibit 10.6 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on February 22, 2010
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

10.5
Employment Agreement – between Ecoblu Products, Inc. and Steve Conboy, Effective April 1, 2011. filed as exhibit 10.5 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on May 23, 2011.

10.6
Employment Agreement – between Ecoblu Products, Inc. and Mark Vuozzo, Effective April 1, 2011 filed as exhibit 10.6 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on May 23, 2011..

Eco Building Products, Inc. includes herewith the following exhibits:

3.3	Amended Articles of Incorporation
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer and Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))
32.1	Certification of Principal Executive Officer and Principal Financial Officer (18 U.S.C. 1350)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO Building Products, Inc.
Registrant

Date: September 28, 2011	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer & Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2011	By:	/s/ Steve Conboy
Steve Conboy, President and Director
Principal Executive Officer & Principal Financial Officer