Form 10-Q
period 2011-09-30
ECO Building Products, Inc.
filed 2011-11-15
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number:000-53875

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

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2011:    178, 286,100 shares of common stock

Eco Building Products, Inc.

Contents

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Condensed Consolidated Financial Statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2011	2011

ASSETS
CURRENT ASSETS
Cash	$31,352	$81,648
Accounts receivable, net of allowance for doubtful accounts of $0 at
September 30, 2011 and June 30, 2011	467,949	369,840
Inventories	1,991,122	1,542,378
Prepaid loan facility fee - related party, current portion	1,008,383	-
Prepaid expenses	65,355	85,967
Deposits	7,000	-
Total current assets	3,571,161	2,079,833

PROPERTY AND EQUIPMENT, net	756,426	743,523

OTHER ASSETS
Accounts receivable - long-term portion	57,976	81,648
Other assets	25,000	-
Prepaid loan facility fee - related party	1,835,148	-
Equipment deposits - related party	200,411	188,447
Total other assets	2,118,535	270,095

TOTAL ASSETS	$6,446,122	$3,093,451

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$516,724	$440,471
Payroll and taxes payable	800,489	728,751
Advances from related party	-	63,163
Other payables and accrued expenses	29,922	58,484
Deferred revenue	10,500	20,500
Current maturities of notes payable	8,968	-
Notes payable - related party, including accrued interest	-	1,029,111
Loans payable - related party, including accrued interest	-	174,217
Loans payable - other	44,500	44,500
Total current liabilities	1,411,103	2,559,197

LONG TERM LIABILITIES
Line of credit payable - related party, including accrued interest	3,032,548	-
Notes payable, less current maturities	18,128	-
Total long term liabilities	3,050,676	-

TOTAL LIABILITIES	4,461,779	2,559,197

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 500,000,000 shares authorized,
178,286,100 shares issued and outstanding at September 30, 2011
and June 30, 2011	178,286	178,286
Additional paid-in capital	13,661,473	10,622,135
Accumulated deficit	(11,855,416)	(10,266,167)
Total stockholders' equity	1,984,343	534,254

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,446,122	$3,093,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2011	2010

REVENUE	$690,679	$357,117

COST OF SALES	623,604	326,917

GROSS PROFIT	67,075	30,200

OPERATING EXPENSES
Research and development	18,621	9,771
Marketing	29,953	1,980
Compensation and related expenses	606,454	153,585
Rent - facilities	78,955	142,456
Professional fees	293,190	146,724
Consulting	78,556	29,701
Other general and administrative expenses	333,795	85,628

Total operating expenses	1,439,524	569,845

LOSS FROM OPERATIONS	(1,372,449)	(539,645)

OTHER INCOME (EXPENSE)
Interest income	3,365	-
Interest expense	(220,165)	(740,325)
Gain (loss) on settlement of debt	-	12,546
Loss on modification of debt	-	(377,084)
Change in fair value of derivative liability	-	793,694

Total other income (expense)	(216,800)	(311,169)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,589,249)	(850,814)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,589,249)	$(850,814)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	178,286,100	76,288,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,589,249)	$(850,814)
Adjustment to reconcile net loss to net cash
used in operating activities:
Interest on amortization of loan fees	181,617	60,077
Interest on repricing of warrants	-	140,981
Stock based compensation	14,190	-
Depreciation expense	43,666	18,198
Change in fair value of derivative liability	-	(793,694)
Common stock issued for services	-	70,767
Common stock issued for payment of rent and lease settlement	-	80,000
Loss on modification of debt	-	377,084
(Gain) loss on settlement of debt	-	(12,546)
Interest on amortization of debt discount	-	474,174
Changes in operating assets and liabilities:
Accounts receivable	(74,437)	(17,384)
Other receivables	-	4,686
Inventories	(448,743)	(13,282)
Prepaid expenses	13,611	-
Deposits	-	45,155
Accounts payable	76,253	56,905
Payroll and taxes payable	71,738	-
Other payables and accrued expenses	(28,562)	89,381
Deferred revenue	(10,000)	-
Accrued interest added to principal	38,548	65,093
Net cash used in operating activities	(1,711,368)	(205,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,473)	-
Purchase of software license	(25,000)	-
Payments for equipment deposits - related party	(11,964)	-
Proceeds from repayment of loans receivable - related party	-	85,974
Payments for loans receivable - related party	-	(73,100)
Net cash provided by (used in) investing activities	(66,437)	12,874

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party line of credit advances	3,000,000	-
Proceeds from other related party advances	-	139,000
Repayments of debt issuances	-	(316,827)
Repayments of related party advances and notes	(1,272,491)	-
Net cash provided by (used in) financing activities	1,727,509	(177,827)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(50,296)	(370,172)

CASH AND CASH EQUIVALENTS - beginning of period	81,648	385,534

CASH AND CASH EQUIVALENTS - end of period	$31,352	$15,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid	$-	$56,969

Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES

Three Months Ended September 30, 2011

On February 14, 2011, the Company entered into a revolving line of credit and warrant purchase agreement with MRL. This agreement did not go into effect until it is ratified by the shareholders of MRL, on July 26, 2011. Pursuant to the terms of this agreement, MRL extended a $5,000,000 revolving loan facility in advances of $500,000, each, from time to time. On July 26, 2011, the Company drew down $3,000,000 on the revolving line of credit. In consideration of the revolving line of credit and warrant purchase agreement, the
Company issued MRL 5-year warrants for 50,000,000 common shares at an exercise price of $0.10 per share. The warrants were valued at $3,025,148 on July 26, 2011 and expire on July 26, 2016. The valuation of these warrants was determined using a multi-nominal lattice model using an exercise period of 5 years and projected volatility of 163%. The following assumptions were incorporated into the model: (a) Due to the large number of warrants issued in the money, the dilutive impact of the transaction was modeled; (b) MRL would exercise the warrants as they become exercisable based on volume limitations. Volume limitations were based on 100% of the last 12 months average volume, increasing 1% monthly; (c) MRL would exercise the warrant at maturity if the stock price was above 10 times the exercise price; and (d) Registration of the underlying shares would be effective 180 days following their issuance. The Company has recorded the $3,025,148 value as a prepaid loan fee and is amortizing the value of the warrants to interest expense over the 3 year availability period of the revolving line of credit. A total of $181,617 of interest expense was recognized for the amortization of these warrants during the three months ended September 30, 2011.

In September 2011, the Company purchased a vehicle for $32,095 via an installment sale with an auto dealership. Pursuant to the installment sale agreement, the Company made a down payment of $5,000 and financed the remaining $27,095 over a five year period at an interest rate of 9.99%.

Three Months Ended September 30, 2010

During the three months ended September 30, 2010, the Company was a party to an agreement whereby certain increments of a
$127,000 convertible note payable were assigned by the original investor to a third party. The assignment agreement included modifications to the debt increments and embedded conversion features that were more favorable to the borrower, resulting in a $117,151 loss on debt modification that was charged to operations. During the current three month period, a total of $102,453 of debt increments were assigned to this third party and converted into 1,627,038 shares of the Company's common stock at prices ranging from $0.12 to $0.17 per share (See Note 6).

During the three months ended September 30, 2010, the Company was a party to an agreement whereby a $360,000 convertible note was assigned in full to the same third party as the note increments described above. The assignment agreement included modifications to the debt and its embedded conversion feature that were more favorable to the borrower, resulting in a $259,933 loss on debt modification that was charged to operations. Pursuant to this debt modification, the Company recognized a derivative liability with an initial value of $247,364 due to a change in the exercise price of the embedded conversion feature from fixed to variable (See Note 6).

During the three months ended September 30, 2010, the Company issued 400,000 common shares as additional consideration for the cancellation of the Company's lease on its Texas facilities. These shares were valued at $80,000.

During the three months ended September 30, 2010, the Company issued 190,000 shares of its common stock for consulting and advisory services valued at $35,680, of which $10,000 was prepaid and recorded as a corresponding reduction of stockholders' equity.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

NONCASH INVESTING AND FINANCING ACTIVITIES (Continued)

During three months ended September 30, 2010, the Company issued 236,106 shares of its common stock for legal services valued at $45,222.

During three months ended September 30, 2010, the Company issued 122,024 shares of its common stock in exchange for the cancellation of debt due professionals and consultants. The Company valued the shares at $26,164 and recognized a net gain on the cancellation of indebtedness of $12,546.

At September 30, 2010, the Company had recognized derivative and warrant liabilities with a fair value totaling $1,109,888. These liabilities are the result of a variable exercise price on its $360,000 convertible note payable (see above) and committed and outstanding common shares in excess of the number of shares authorized (See Notes 8 and 9).

During the three months ended September 30, 2010, the Company agreed to reduce the exercise price of 3,750,000 of its warrants from $0.40 per share to $0.20 per share. A total of $140,981 was charged to interest expense for the re-pricing of these warrants (See Note 10).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

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

On April 8, 2011, the Company formed Red Shield Lumber, Inc. (“Red Shield”) in British Columbia, Canada. Red Shield was formed for the purpose of opening a plant in Canada utilizing the Company’s red coating process for sale and distribution.  As of September 30, 2011, the wholly owned subsidiary has had little operating activity.

On May 31, 2011, the Company formed E Build & Truss, Inc. (E Build) in the State of California. E Build was formed for the purpose of operating the Company’s Truss manufacturing activities. This wholly-owned subsidiary commenced operations during the three months ended September 30, 2011.

Going Concern
The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has generated minimal operating revenues, losses from operations, significant cash used in operating activities, and is dependent upon its ability to obtain future financing and successful operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

In 2011, the Company entered into an investment agreement and a revolving line of credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under the investment agreement, the Company received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Effective July 26, 2011, the Company obtained the ability to borrow up to an additional $5,000,000 on the revolving credit and warrant purchase agreement, in exchange for the issuance of warrants to purchase 50,000,000 shares of the Company’s common stock at $0.10 per share to MRL as a loan facility fee (see Notes 4, 6 and 9).  Of this amount $3,000,000 was borrowed in July 2011. As of September 30, 2011, the Company had cash on hand of $31,352 and $2,000,000 of capital available to them under the MRL line of credit, of which $1,500,000 was borrowed subsequent to September 30, 2011 (see Note 11).  As of the date of this filing we had cash on hand of $178,422. We expect the current cash on hand plus the remaining $500,000 available to us under the line of credit to fund operations until February 2012.

If current and projected revenue growth does not meet management estimates and proceeds received from MRL are insufficient, management may choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, other than MRL, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2011, and the results of its operations and cash flows for the three months ended September 30, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended June 30, 2011.

2. Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Eco Building Products, Inc. and its wholly owned subsidiaries, Ecoblu Products, Inc. of Nevada, E Build & Truss, Inc. and Red Shield Lumber, Inc. Intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable
Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.  All of the Company’s receivables are pledged as collateral for borrowings on the Company’s $5,000,000 revolving line of credit (see Note 6).

The Company discounts sales with extended terms where no interest is charged to their respective present value pursuant to ASC Topic 310-10-30-3 “Receivables.”

Lines of Credit with Detachable Warrants
Warrants issued to obtain a line of credit are recorded at fair value at contract inception.  When warrants are issued to obtain a line of credit rather than in connection with the issuance, the warrants are accounted for as equity, at the measurement date in accordance with ASC 505-50-25 “Equity-Based Payments to Non-Employees”. The issuance of these warrants is equivalent to the payment of a loan commitment or access fee, and, therefore, the offset is recorded akin to debt issuance costs. The deferred fee is amortized on a straight-line basis over the stated term of the line of credit.

Issuances Involving Non-Cash Consideration
All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to debt placement fees, consulting and advisory services, debt cancellation, rent, and related party equipment purchases.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

Stock-Based Compensation
The Company accounts for stock options issued to employees and consultants under ASC 718 “Share-Based Payment”. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.

The Company accounts for stock-based compensation to non-employees under ACS Topic 505-50 “Equity-Based Payments to Non-Employees.” This standard defines a fair value based method of accounting for stock-based compensation. In accordance with ACS Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using a multi-nominal lattice model or the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Loss Per Share
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares at September 30, 2011 that have been excluded from the computation of diluted net loss per share included warrants exercisable into 50,250,000 shares of common stock and options exercisable into 1,200,000 shares of common stock. Potential common shares at September 30, 2010 that have been excluded from the computation of diluted net loss per share included convertible debt of $1,630,309 convertible into 8,417,257 shares of common stock and warrants exercisable into 27,037,500 shares of common stock.

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

The Company had product sales revenue of $152,109, $104,900 and $97,472 to three customers, representing approximately 22%, 15% and 14% of total sales for the three months ended September 30, 2011, respectively.

For the three months ended September 30, 2010, the Company had product sales revenue of $209,078 to a single customer. Sales to this customer represented approximately 59% of the Company’s total revenues for that three month period.

Recent Accounting Pronouncements
In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820).”  The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include (1) those that clarify the Board's intent about the application of existing fair value measurement and disclosure requirements and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments that clarify the Board's intent about the application of

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

existing fair value measurement and disclosure requirements include (a) the application of the highest and best use and valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and (c) disclosures about fair value measurements that clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.  The amendments in this Update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include (a) measuring the fair value of financial instruments that are managed within a portfolio, (b) application of premiums and discounts in a fair value measurement, and (c) additional disclosures about fair value measurements that expand the disclosures about fair value measurements.  The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.  Management does not expect the adoption of ASU 2011-04 to have a material effect on the Company’s financial position, results of operations or cash flows.

3. Inventories

As of September 30, 2011 and June 30, 2011, inventories consisted of the following:

	Sept. 30, 2011	June 30, 2011
Chemicals	$384,162	$328,640
Lumber	1,606,960	1,213,738
	$1,991,122	$1,542,378

In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated and untreated lumber.  All of the Company’s inventories are pledged as collateral for borrowings on the Company’s $5,000,000 revolving line of credit (see Note 6).

4. Prepaid Loan Facility Fee

As discussed in Note 6, as consideration for a $5,000,000 revolving line of credit, the Company issued MRL warrants to purchase 50,000,000 common shares at an exercise price of $0.10 per share (the “Warrants”). The Warrants were valued at $3,025,148 on July 26, 2011 and expire on July 26, 2016. The valuation of these warrants was determined using a multi-nominal lattice model using an exercise period of five (5) years and projected volatility of 163%.  The following assumptions were incorporated into the model:  (a) Due to the large number of warrants issued in the money, the dilutive impact of the transaction was modeled; (b) MRL would exercise the warrants as they become exercisable based on volume limitations. Volume limitations were based on 100% of the last 12 months average volume, increasing 1% monthly;  (c) MRL would exercise the warrant at maturity if the stock price was above ten (10) times the exercise price; and (d) Registration of the underlying shares would be effective 180 days following their issuance. The Company has recorded the $3,025,148 value as a prepaid loan fee and is amortizing the value of the warrants to interest expense using the straight line method over the three (3) year availability period of revolving line of credit.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

A total of $181,617 of interest expense was recognized on the amortization of the prepaid loan fees during the three months ended September 30, 2011 with $2,843,531 remaining to be amortized.  At September 30, 2011, a total of $1,008,383 of the prepaid loan facility fee is expected to be amortized in one year, and thus is reflected as a current asset.  The remaining $1,835,148 long-term portion is included in other assets in the accompanying condensed consolidated financial statements.

5. Accrued Liabilities

As of September 30, 2011, the Company owed $403,746 in past due payroll taxes and accrued penalties. The Company has yet to file the necessary payroll tax reports with the impacted taxing authorities. These amounts are recorded within payroll and taxes payable on the accompanying condensed consolidated balance sheet. Also at September 30, 2011, the Company owed $27,701 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.

6. Notes Payable

Revolving Credit and Warrant Purchase Agreement with MRL
On February 14, 2011, the Company entered into a revolving line of credit and warrant purchase agreement with MRL. This agreement did not go into effect until it was ratified by the shareholders of MRL, on July 26, 2011.

Pursuant to the terms of the revolving line of credit and warrant purchase agreement, MRL extended a $5,000,000 revolving loan facility. Interest accrues on the unpaid principal amount of each advance at a rate of 6% per annum.  Under the terms of the revolving line of credit the Company is allowed to borrow in $500,000 increments for a period of three years and is due with accrued interest at 6% per annum three months from the date of borrowing but not later than the expiration date of the agreement of February 14, 2014. So long as no events of defaults exist any loan may be rolled with another loan upon approval by the lender, thus the note and the related accrued interest are reflected as long-term liabilities in the accompanying balance sheet.  The available borrowings under the revolving line of credit can be reduced by the like amount of cash received through the exercise of warrants noted below.  Borrowings on the revolving line of credit are secured by substantially all the assets of the Company.

On July 26, 2011, the Company drew down $3,000,000 on the revolving line of credit.  During the three months ended September 30, 2011, a total of $32,548 of interest expense was accrued on the revolving line of credit and charged to operations.  Additional amounts were borrowed on through the revolving line of credit subsequent to year end, see Note 11.

In consideration for access to borrowings on the revolving line of credit, the Company issued MRL warrants to purchase 50,000,000 common shares at an exercise price of $0.10 per share.  See Note 4 for additional information.  To date none of the Warrants have been exercised.

Loan Payable – Related Party
On July 26, 2011, principal balance and accrued interest of the debt outstanding to MRL as of June 30, 2011 of $1,029,111 was fully paid using the funds received from the $3,000,000 draw down on the Loan Facility discussed above.  During the three months ended September 30, 2011, a total of $6,000 of interest expense was accrued on the prior obligation and charged to operations.

Loan Payable - Other
At September 30, 2011, the Company has a $44,500 liability for advances from a third party.  This third party had other debt and equity transactions with the Company that were settled during the year ended June 30, 2011.  As of the date these financial statements were issued, no terms for repayment have been agreed to between the Company and this third party.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

7. Related-Party Transactions

At June 30, 2011, the Company had a note payable to its Chief Executive Officer, who is also a Director and significant shareholder, with a balance of $174,217, including accrued interest. This note was due on demand and accrued interest at 9% per annum. During the three months ended September 30, 2011 the Company borrowed an additional $166,000 and made principal repayments of $340,217 on this obligation, thus repaying it in full.

At June 30, 2011, the Company had advances payable of $63,163 to the Chief Technical Officer, who is also a director and significant shareholder. Such advances bore no interest and were due on demand. During the three months ended September 30, 2011, the Company made principal repayments of $63,163 on this obligation, thus repaying it in full.

During the three months ended September 30, 2011 the Company made inventory purchases totaling $1,200 from companies controlled by the Company’s President and Chief Executive Officer.

During the three months ended September 30, 2011, the Company recorded revenues of $27,050 through sales of their lumber products to an entity owned by the Company’s President and Chief Executive Officer. The Company maintains that the sales were at current pricing. As of September 30, 2011, accounts receivable due from this entity totaled $38.

See Notes 4, 6, 9 and 11 for transactions with MRL, a significant shareholder.

Employment Agreement – President and Chief Executive Officer
Effective April 1, 2011, the Company entered into an employment agreement with its President and Chief Executive Officer for a term of two years, the terms of which are provided in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Accrued compensation due the President at September 30, 2011 totaled $109,627.  Severance pay accrued and charged to operations during the three months ended September 30, 2011 totaled $363.  Compensation charged to operations during the three months ended September 30, 2011 on the granted options totaled $9,460.

During the three months ended September 30, 2011 the Company made repayments of accrued compensation totaling $161,527.  This total included $61,527 paid to the President and $100,000 paid to an entity that he controls.

Employment Agreement – Chief Technical Officer and Director
Effective April 1, 2011, the Company entered into an employment agreement with its Chief Technical Officer and Director for a term of two years, the terms of which are provided in the Company’s most recent Form 10-K filed with SEC.

Accrued compensation due the Chief Technical Officer at September 30, 2011 totaled $188,638.  Severance pay accrued and charged to operations during the three months ended September 30, 2011 totaled $303.  Compensation charged to operations during the three months ended September 30, 2011 on the granted options totaled $4,730.  The Company made repayments of accrued compensation totaling $32,500 to the Chief Technical Officer during the three months ended September 30, 2011.

8. Fair Value of Assets and Liabilities

Determination of Fair Value
The Company’s financial instruments consist of the line of credit payable – related party, notes payable, and loans payable - other. The Company believes all of the financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

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

Level 2. Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means

Level 3. Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.

Application of Valuation Hierarchy
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Line of Credit Payable – Related Party. The Company assessed that the fair value of this liability to approximate its carrying value based on the effective yields of similar obligations and the party being unrelated when the transaction was first contemplated and agreed to.

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

As of September 30, 2011, the Company did not have any Level 2 or 3 financial instruments.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

9. Stockholders' Deficit

Investment Agreement with MRL
On February 14, 2011, the Company entered into an investment agreement (the “Investment Agreement”) with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL (the “Investment Agreement”).

On February 16, 2011, pursuant to the terms of the Investment Agreement, LTK subscribed for 81,000,000 shares in the Company, representing approximately 45.5 percent of the Company’s resulting total issued and outstanding common equity, for an aggregate consideration of $5,000,000.  The agreement called for LTK to sell the shares to MRL, for the same consideration, subject to approval from shareholders of MRL, which occurred on July 26, 2011.

On February 14, 2011, the Company also entered into a revolving line of credit and warrant purchase agreement with MRL. This agreement did not go into effect until it was ratified by the shareholders of MRL, which occurred on July 26, 2011.  See Notes 4 and 6 for material terms of the revolving line of credit and warrant purchase agreement.

In the event MRL fully exercises the warrants which were granted upon MRL shareholder approval of the revolving line of credit and warrant purchase agreement on July 26, 2011, MRL would acquire an additional 50,000,000 shares.  The acquisition of these additional shares would increase MRL’s holdings to an aggregate of 131,000,000 shares.  Such holdings would constitute approximately 57.3 percent of the resulting total issued and outstanding common equity of the Company, for an aggregate consideration of $10,000,000.

Options
In April 2011, the Company granted options to its President and Chief Executive Officer to purchase 800,000 shares of its common stock and options to its Chief Technical Officer to purchase 400,000 shares of its common stock. The 1,200,000 options have an exercise price of $0.10 per share and expire in five years. The options were valued at $113,520 using the Black-Scholes Option Model with a risk-free interest rate of 2.24%, volatility of 169.83%, and trading price of $0.10 per share. The $113,520 is being charged to operations over their two year vesting period. Compensation charged to operations for the three months ended September 30, 2011 on these options amounted to $14,190. As of September 30, 2011, a total of 300,000 of the 1,200,000 options were vested.

10. Commitments and Contingencies

Purchase, Distribution & Services Agreement #1
On August 24, 2009, the Company entered into a Purchase, Distribution & Services Agreement, (the “Agreement”) with the owner of technical data and intellectual property for a protective coating, in order to obtain an exclusive supply of the product, use of the technical data, intellectual property and other information relating to the product and use of the trademarks, together with certain distribution, marketing and sales rights. Pursuant to the Agreement, the Company has guaranteed it will purchase a minimum of fifty (50) 275 gallon totes of product in the first 12 month period. The Company was required to increase the minimum quantities by 25% in the second year, to 62.5 totes. The initial term of the agreement was two years and will renew for additional one year terms without further action unless terminated.

With regard to the above agreement, the Company learned in fiscal 2010 from third parties that the seller's formula contains a toxic and carcinogenic contaminant known as chlorothalonil. After confronting the manufacturer, it was confirmed the toxin exists in the product and the Company immediately terminated the agreement with cause. The Company’s management does not know how long the toxin has been in the solution. Testing and investigation is ongoing. The seller has provided no information with regards to removing the toxin and is continuing its own investigation of its liabilities.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

The Company has not made all of its original purchase commitments under this agreement, due to non-performance by the seller and the existence toxins as described above. Further, the Company had temporarily discontinued selling the product and was pursuing alternative solutions internationally. Management believes that the issue has been isolated to the concentrate form and is not affecting the end user coated product. The Company is currently in the discovery phase of determining the overall impact of this issue, but legal counsel has advised the Company that the seller is responsible for any liabilities generated from the use of the product.

On August 23, 2010, the Company filed a legal action in The Superior Court San Diego, County of San Diego, Case # 37-2010-00058482-CU-MC-NC, against the manufacturer for failure of performance pursuant to the Purchase, Distribution and Services Agreement in the delivery of chemical product and protection of sales territory. A variety of defendants have been added to the case and a variety of claims apply. The case is presently in the discovery phase. The Company is making numerous claims and the Defendants are countering with others centering on a variety of legal claims like breach of contract, fraud, lack of performance, and others.  This case has been sent to arbitration and a portion of the case has been stayed in court. The arbitration panel has been selected and approved.

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

Sales and Inventory Management with Structural Technologies, LLC
During the three months ended September 30, 2011, the Company entered into a Sales and Inventory Management agreement (the “Agreement”), with Structural Technologies, LLC (“Structural”) whereby the Company agreed to land its lumber inventory in a warehouse owned by Structural, and agrees to provide Structural with quality software, technology, an employee for setup and training at a cost to be determined at a later date.  The Company agreed to pay Structural inventory management fees at a rate of $0.25 per square foot per month, plus common area expenses of $0.05 per square foot.  It is estimated that the usage will encompass 15,000 square feet.  Additionally, the Company agreed to pay Structural additional

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

amounts for rail car loading and unloading (at $600 per rail car) and truck loading and unloading (at $200 per truck load) and agreed that Structural shall be the sole source for the Company’s coating services in Virginia and Maryland.  Structural agreed to purchase standard coating and chemicals from the Company at a cost of $30 per thousand board feet or $9.09 per gallon based upon 3.3 gallons per thousand board feet.  Orders that include changes in pigmentation and antifoaming agents are subject to additional costs.  Lastly, the Company agreed to offer Structural a 3% rebate on purchases of Red Shield coated lumber.  This agreement is expected to have a five-year term, with inventory management fees being waived for the first three months.

Legal Proceedings
The Company has filed a legal action against the company with which it has signed a Purchase, Distribution and Services Agreement, for lack of performance in the delivery of chemical product and protection of sales territory (see Purchase, Distribution & Services Agreement #1, described above).

11. Subsequent Events

Revolving Line of Credit with MRL
For the period from October 1, 2011 through November 14, 2011, the Company drew down $1,500,000 on its revolving line of credit with MRL (see Notes 6 and 7).

Automobile Lease
In October 2011, the Company entered into a 3 year automobile lease with Hoehn Audi, which included a down payment of $5,000 and scheduled payments of $1,018 per month.

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

Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010

Revenues and Cost of Sales - For the three months ended September 30, 2011 we had total revenues of $690,679 from product sales, as compared to $357,117 in revenues from product and equipment sales for three month period ended September 30, 2010.  Our cost of sales and gross profit for the three months ended September 30, 2011 was $623,604 and $67,075, respectively. This is compared to our cost of sales and gross profit for the three months ended September 30, 2010 of $326,617 and $30,200, respectively. Sales have not yet developed to sufficient levels to improve efficiencies and margins.

Operating Expenses - For the three months ended September 30, 2011, our total operating expenses were $1,439,524 as compared to $569,845 for the three month period ended September 30, 2010. Included in our operating expenses for the three months ended September 30, 2011 were compensation and related costs of $606,454. Professional fees included in our operating expenses for the three months ended September 30, 2011 amounted to $293,190 which included legal fees of $230,239, accounting fees of $59,492, other fees of $3,459. Other significant operating costs we incurred during the three months ended September 30, 2011 included rent of $78,955, consulting fees of $78,556, marketing of $29,953, research and development of $18,621, and other general and administrative costs of $333,795.

Our operating expenses for the three months ended September 30, 2010 consisted of $153,585 of compensation and related costs, $146,724 of professional fees, $142,456 of rent expense, $29,701 of consulting fees, $9,771 of research and development expense, $1,980 of marketing expense, and $85,628 of other general and administrative expenses.

Other Income and Expenses - For the three months ended September 30, 2011 we had other expenses that included interest expense of $220,165 and interest income of $3,365.  Our interest expense for the three months ended September 30, 2011 was inclusive of $181,617 amortization of prepaid loan fees that arose from the issuance of 50,000,000 warrants in July 2011 to a related party as consideration for access to a $5,000,000 revolving line of credit.  This is compared to the three months ended September 30, 2010, in which our other income and expenses included interest expense of $740,325, a $793,694 gain from a change in the fair value of our derivative liabilities, a $377,084 loss on the modification of two of our convertible notes payable, and a $12,546 gain on the settlement of debt from the payment of accounts payable through issuances of our common stock.

Liquidity and Capital Resources
On September 30, 2011, we had $31,352 cash on hand.  During the three months ended September 30, 2011, net cash used in our operating activities amounted to $1,711,368. Net cash used during the same period for our investing activities totaled $66,437.  During the same three month period, net cash provided by our financing activities totaled $1,727,509, of which $3,000,000 was received through borrowings on a line of credit with a related partyand $1,272,491 was paid to related parties as repayments of advances and notes.

During the three months ended September 30, 2010, net cash used in our operating activities amounted to $205,219. Cash of $12,874 was provided by investing activities during the same period, which consisted of payments of $73,100 for loans to a related party, and proceeds of $85,974 from repayments of such loans. Cash of $177,827 was used by financing activities during the same period, which consisted of proceeds from related party advances of $139,000, less repayments of debt totaling $316,827.

During the year ended June 30, 2011, we entered into an investment agreement and a revolving line of credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under the investment agreement, we received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Effective July 26, 2011, the we obtained the ability to borrow up to an additional $5,000,000 on the revolving credit and warrant purchase agreement, in exchange for the issuance of warrants to purchase 50,000,000 shares of our common stock at $0.10 per share to MRL as a loan facility fee.  Of this amount $3,000,000 was borrowed in July 2011 and $1,500,000 was borrowed subsequent to September 30, 2011.  As of the date of this filing we had cash on hand of $178,422. We expect the cash on hand plus the $500,000 available to us under the line of credit to fund operations until February 2012.

If current and projected revenue growth does not meet management estimates and proceeds received from MRL are insufficient, we may choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, we do not have any commitments or assurances for additional capital, other than MRL, nor can we provide assurance that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations.

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

Critical Accounting Policies

Lines of Credit with Detachable Warrants
Warrants issued to obtain a line of credit are recorded at fair value at contract inception.  When warrants are issued to obtain a line of credit rather than in connection with the issuance, the warrants are accounted for as equity, at the measurement date in accordance with ASC 505-50-25 “Equity-Based Payments to Non-Employees”. The issuance of these warrants is equivalent to the payment of a loan commitment or access fee, and, therefore, the offset is recorded akin to debt issuance costs. The deferred fee is amortized on a straight-line basis over the stated term of the line of credit

Issuances Involving Non-cash Consideration
All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services.

Stock Based Compensation
The Company accounts for stock options issued to employees and consultants under ASC 718 “Share-Based Payment”. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.

The Company accounts for stock-based compensation to non-employees under ACS Topic 505-50 “Equity-Based Payments to Non-Employees.” This standard defines a fair value based method of accounting for stock-based compensation. In accordance with ACS Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using a multi-nominal lattice model or the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

During the period ended June 30, 2011 and continuing through the period ended September 30, 2011, we determined that because of the limited personnel, lack of segregation of duties and manual process related to the tracking and valuation of our inventory, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our financial statements.  This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

The Company expects to take the following steps to remedy these weaknesses:

1.	Implement a new Enterprise Resource Planning system in which will improve the segregation of duties issues and automate the tracking of costs related to inventory
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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

EcoBlu v. Bluwood USA

On August 23, 2010, the Company filed a legal action in The Superior Court San Diego, County of San Diego, Case # 37-2010-00058482-CU-MC-NC, against Bluwood USA, Inc., for failure of perform pursuant to the Purchase, Distribution and Services Agreement in the delivery of chemical product and protection of sales territory. A variety of defendants have been added to the case and a variety of claims apply. The case is presently in the discovery phase. The Company is making numerous claims and the Defendants are countering with others centering on a variety of legal claims like breach of contract, fraud, lack of performance, and others.  This case has been sent to arbitration and a portion of the case has been stayed in court. The Company is seeking relief in the amount of approximately $20,000,000 and other relief.  The arbitration panel has been selected and approved.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - [Removed and Reserved]

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports

Exhibits

Eco Building Products, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, filed as exhibit 3.1.1 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.
3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.
3.3	Amended Articles of Incorporation ; filed as exhibit 3.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009
3.4	Amended Articles of Incorporation ; filed as exhibit 3.3 with the registrant’s Annual Report on Form 10-K; filed with the Securities and Exchange Commission on September 28, 2011
4.1	Convertible Promissory Note, dated December 22, 2009; filed as exhibit 10.5 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on February 22, 2010
4.2	Convertible Promissory Note, dated February 11, 2010; filed as exhibit 10.6 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on February 22, 2010
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

Eco Building Products, Inc. includes herewith the following exhibits:

21.1	List of Subsidiaries.
31.1	Certification of Principal Executive Officer and Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))
32.1	Certification of Principal Executive Officer and Principal Financial Officer (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eco Building Products, Inc.

Date: November 14, 2011	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer
Principal Financial Officer