Form 10-Q
period 2011-12-31
ECO Building Products, Inc.
filed 2012-02-16
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of each of the issuer's classes of common equity as of February 16, 2012:  185,165,272 shares of common stock

Eco Building Products, Inc.

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Condensed Consolidated Financial Statements December 31, 2011

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31	June 30
	2011	2011

ASSETS
CURRENT ASSETS
Cash	$72,799	$81,648
Accounts receivable, net of allowance for doubtful accounts of $0 at
December 31, 2011 and June 30, 2011	868,821	369,840
Inventories	2,260,161	1,542,378
Prepaid loan facility fee - related party, current portion	1,008,383
Prepaid expenses	50,243	85,967
Deposits	-
Other current assets	10,619
Total current assets	4,271,026	2,079,833

PROPERTY AND EQUIPMENT, net	912,436	743,523

OTHER ASSETS
Accounts receivable - long-term portion	-	81,648
Other assets	25,000	-
Deposit - Long Term	12,797
Prepaid loan facility fee - related party	1,583,052	-
Equipment deposits - related party	218,784	188,447
Total other assets	1,839,633	270,095

TOTAL ASSETS	$7,023,095	$3,093,451

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$419,840	$440,471
Payroll and taxes payable	1,108,484	728,751
Advances from related party	-	63,163
Other payables and accrued expenses	60,546	58,484
Deferred revenue	-	20,500
Current maturities of notes payable	5,918	-
Line of credit payable - related party	1,666,667	1,029,111
Loans payable - related party	31,275	174,217
Loans payable - other	44,500	44,500
Total current liabilities	3,337,231	2,559,197

LONG TERM LIABILITIES
Line of credit payable - related party	3,333,333	-
Notes payable, less current maturities	20,351	-
Total long term liabilities	3,353,684	-

TOTAL LIABILITIES	6,690,915	2,559,197

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 500,000,000 shares authorized,
179,786,100 shares issued and outstanding at December 31, 2011
and September 30, 2011	179,786	178,286
Additional paid-in capital	13,734,973	10,622,135
Accumulated deficit	(13,582,578)	(10,266,167)
Total stockholders' equity	332,181	534,254

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,023,095	$3,093,451

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	3-month ended	3-month ended	6-month ended	6-month ended
	December 31	December 31	December 31	December 31
	2011	2010	2011	2010

TOTAL REVENUE	$996,845	$368,482	$1,687,524	$725,599

COST OF SALES	907,371	309,707	1,530,975	636,624

GROSS PROFIT	89,474	58,775	156,549	88,975

OPERATING EXPENSES
Research and development	37,585	35,193	56,206	44,964
Marketing	44,079	9,455	74,032	11,435
Goodwill/Donation	13,730	-	13,730	-
Compensation and related expenses	649,145	197,787	1,255,599	351,372
Rent - facilities	96,037	91,434	174,992	233,890
Professional fees	226,784	164,758	519,974	311,482
Consulting	32,461	21,910	111,017	51,611
Other general and administrative expenses	619,840	885,277	953,636	970,905

Total operating expenses	1,719,661	1,405,814	3,159,186	1,975,659

LOSS FROM OPERATIONS	(1,630,187)	(1,347,039)	(3,002,637)	(1,886,684)

OTHER INCOME (EXPENSE)
Interest income	16,834	-	20,199	-
Interest expense	(38,810)	(174,043)	(258,974)	(914,368)
Gain (loss) on settlement of lease
Gain (loss) on settlement of debt	-	160	-	12,706
Loss on modification of debt	(75,000)	(44,516)	(75,000)	(421,600)
Change in fair value of derivative liability	-	(638,231)	-	155,463

Total other income (expense)	(96,976)	(856,630)	(313,775)	(1,167,799)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,727,162)	(2,203,669)	(3,316,411)	(3,054,483)

	-	-	-	-

NET LOSS	$(1,727,162)	$(2,203,669)	$(3,316,411)	$(3,054,483)

NET LOSS PER COMMON SHARE - BASIC	(0.01)	(0.03)	(0.02)	(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	178,432,839	85,938,406	179,068,887	81,113,370

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net Loss	$(3,316,411)	$(3,054,483)
Adjustments to reconcile net income to net cash used by operating activities:
Loss on modification of debt by issuance of common stock	75,000	421,600
(Gain) loss on settlement of debt	-	(12,706)
Interest on amortization of debt discount		887,282
Amortization of loan fees	982,934	118,969
Interest on repricing of warrant		140,981
Change in fair value of derivative liability		(155,463)
Common stock issuance for services		98,927
Common stock issuance for payment of rent and lease seattlement		80,000
Depreciation expense	75,463	36,396
Bad debt expense		13,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(417,333)	(56,057)
(Increase) in other receivable		(5,224)
(Increase) in inventory	(717,783)	(444,084)
(Increase) in prepaid expenses & other current assets	25,105	(9,497)
Decrease (Increase) in deposits		45,155
Increase in accounts payable	(20,631)	105,511
Increase in rent payable		-
Increase in other payable and accrued expenses	337,178	214,443
Increase in deferred rent expense
Increase in accrued interest added to principle	24,118	173,573
Net cash used by operating activities	(2,952,363)	(1,401,677)

Cash flows from investing activities
Purchase of property and equipment	(244,376)	(6,234)
Purchase of software licenses	(25,000)
Payments for equipment deposits - related party	(43,134)
Payments for prepaid trademark costs		(1,110)
Net cash provided (used) by investing activities	(312,510)	(7,344)

Cash flows from financing activities
Proceeds from related party line of credit advances	5,000,000
Proceeds from debt issuance		770,500
Proceeds from related party advances and notes	26,270	884,974
Repayments of debt issuances	-	(336,922)
Repayments of related party advances and notes	(1,770,246)	(283,924)
Net cash provided by financing activities	3,256,024	1,034,628

See accompanying notes to condensed consolidated financial statements

Net change in cash and cash equivalent	(8,849)	(374,393)

Cash and cash equivalent at the beginning of year	81,648	385,534

Cash and cash equivalent at the end of year	$72,799	$11,141

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$46,000	$-

Supplemental disclosure of non-cash investing and financing activities:
Forgiven Note Payable in connection with the transfer of common stock	$-	$72,791
Issuance of warrant in connection with the loan fee of line of credit	$3,025,148	$-

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Unaudited)

1. Organization and Basis of Presentation

Organization
Eco Building Products, Inc. (the “Company”) was incorporated in the State of Colorado under the name N8 Concepts, Inc. on March 27, 2007.  As detailed herein, for the six months ended December 31, 2011, the Company experienced revenues of $1,687,524.

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

Through December 2010, the Company was deemed to be in the development stage, as defined in Accounting Codification Standard (“ACS”) topic 915 “Development Stage Entities.” During quarter ended September 30, 2011, management determined that the Company exited the development stage. Thus, the Company is no longer required to report its stock issuances from inception, nor include inception-to-date information in its statements of operations and cash flows.

On April 8, 2011, the Company formed Red Shield Lumber, Inc. (“Red Shield”) in British Columbia, Canada. Red Shield was formed for the purpose of opening a plant in Canada utilizing the Company’s red coating process for sale and distribution.  As of December 31, 2011, the wholly owned subsidiary has limited operations while it develops plans.

On May 31, 2011, the Company formed E Build & Truss, Inc. (“E Build”) in the State of California. E Build was formed for the purpose of operating the Company’s Framing Labor and Truss manufacturing activities. This wholly-owned subsidiary commenced operations during the three months ended December 31, 2011.

During the quarter ended December 31, 2011, the Company formed Seattle Coffee Exchange (“Seattle”) in the State of California.  Seattle is a coffee shop which is located in the 1st floor of the Company’s corporate headquarters in Vista, CA.  This wholly-owned subsidiary has not started its operations during the three months ended December 31, 2011. Management anticipates Seattle will benefit from the high traffic of visitors to the headquarters and eventually be a profit and branding center for certain products.

As of December 31, 2011, the Company owns 100% of E Build, Red Shield and Seattle.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Unaudited)

During the year ended June 30, 2011, the Company entered into an investment agreement and a revolving credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under investment agreement, the Company received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Subsequently, upon the effective date of the revolving credit and warrant purchase agreement the Company has the ability to borrow up to an additional $5,000,000.  Besides the $3,000,000 was borrowed in July, 2011 the remaining $2,000,000 was borrowed between October and November 2011. As of December 31, 2011, the Company had cash on hand of $72,799 and $5,000,000 of capital available to them under the MRL line of credit, of which the entire $5,000,000 was borrowed during October and December, 2011 and the Company paid $46,000 interest and accrued $70,118 interest during the three months ended December 31, 2011.  Since the Company had borrowed the entire $5,000,000 line of credit during the three months ended December 31, 2001, no further available credit exists under this agreement at this period.

If current and projected revenue growth does not meet Management estimates and proceeds received from MRL are insufficient, the Management may choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, other than MRL, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.  The Company has significant inventories on hand and anticipates it will soon generate profits and cash flow from turns of sales and or contracts already on the books. The Company has already taken steps to reduce expenses.  As of first of January the Company has also increased the sales price of the Eco Red Shield coatings as applied to finished good lumber sales.  The Company believes that it now has gained good traction in the market place with our technology therefore can command a higher premium which will equate to greater margins and increased cash flows.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2011, and the results of its operations and cash flows for the three months ended December 31, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended June 30, 2011.

2. Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Eco Building Products, Inc. and its wholly owned subsidiaries, E Build & Truss, Inc. and Red Shield Lumber, Inc. Intercompany transactions and balances have been eliminated in consolidation.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Unaudited)

Cash and Cash Equivalents
For purpose of the statements of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Accounts Receivable
Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.  All of the Company’s receivables are pledged as collateral for the Company’s $5,000,000 Loan Facility (see Note 6).

The Company discounts sales with extended terms where no interest is charged to their respective present value pursuant to ASC Topic 310-10-30-3 “Receivables.”

Allowance for Doubtful Accounts
An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages, information collected from individual customers related to past transaction history, credit-worthiness, changes in payments terms and current economic industry trends. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. To date write-offs and allowances have been insignificant.

Inventories
Inventories primarily consist of chemicals and lumber and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value). Net realizable value is the respective inventory’s estimated selling price reduced by the cost of completion and disposal. As of December 31, 2011, there were no write-downs of inventory to net realizable value.

Lines of Credit with Detachable Warrants
Warrants issued to obtain a line of credit should be recorded at fair value at contract inception.  When warrants are issued to obtain a line of credit rather than in connection with the issuance, the warrants are accounted for as equity, at the measurement date in accordance with ASC 505-50-25 “Equity-Based Payments to Non-Employees”. The issuance of these warrants is equivalent to the payment of a loan commitment or access fee, and, therefore, the offset is recorded akin to debt issuance costs. The deferred fee is amortized on a straight-line basis over the stated term of the line of credit.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Unaudited)

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

The Company had product sales revenue of $996,845 and $1,687,524 for the three months and six months ended December 31, 2011, respectively.

The Company had product sales revenue of $209,078 to a single customer for the six months ended December 31, 2010. Sales to this customer represented approximately 29% of the Company’s total revenues for the current six month period.

Reclassifications

Certain reclassifications have been made to the previous periods to conform to December 31, 2011 presentation, including a reclassification of $730,636 amortization of prepaid loan fees that arose from the issuance of 50,000,000 warrants in July 2011 to a related party as consideration for access to a $5,000,000 revolving line of credit from interest expense to other general and administrative costs on the consolidated statement of operations for the three months and six months ended December 31, 2010. These reclassifications had no effect on the Company's total assets, total liabilities, and results of operations or cash flows.

Recent Accounting Pronouncements

Testing Goodwill for Impairment: In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Unaudited)

Presentation of Comprehensive Income: In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements: In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 3 below). ASU 2011-04 is effective for us in our fourth quarter of fiscal 2012 and should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.

3. Inventories

As of December 31, 2011, inventories consisted of the following:

Chemicals	$258,169
Lumber	2,001,992
$2,260,161

In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated lumber.  All of the Company’s inventories are pledged as collateral for the Company’s $5,000,000 Loan Facility (see Note 6).

4. Prepaid Loan Facility Fee

As discussed in Note 6, as consideration for a $5,000,000 Loan Facility, the Company issued MRL warrants to purchase 50,000,000 common shares at an exercise price of $0.10 per share (the “Warrants”). The Warrants were valued at $12,530,000 on July 26, 2011 and expire on July 26, 2016. The valuation of these warrants was determined using the Black-Scholes option pricing model using an exercise period of 5 years, risk free rate of 1.51%, volatility of 163%, and a trading price of the underlying shares of $0.26. The Company has recorded the $3,025,148 value of the warrants as a prepaid loan fee and is amortizing the balance to amortization expense over the three year availability period of the Loan Facility.  A total of $252,296 and $730,636 of amortization expense was recognized on the amortization of the prepaid loan fees during the three months and six months ended December 31, 2011 with $2,591,435 remaining to be amortized.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Unaudited)

5. Accrued Liabilities

As of December 31, 2011, the Company owed $588,446 in past due payroll taxes and accrued penalties. These amounts are recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at December 31, 2011, the Company owed $36,790 in accrued sales tax in which it has filed the appropriate reports and is making periodic payments.

6. Notes Payable

Loan Facility and Credit and Warrant Agreement with MRL
On February 14, 2011, the Company entered into a revolving credit and warrant purchase agreement (the “Credit and Warrant Agreement”) with MRL. The Credit and Warrant Agreement did not go into effect until it is ratified by the shareholders of MRL, on July 26, 2011.

Pursuant to the terms of the Credit and Warrant Agreement, MRL extended a $5,000,000 revolving loan facility (the “Loan Facility”). Interest accrues on the unpaid principal amount of each advance at a rate of 6% per annum.  Under the terms of the Loan Facility the Company is allowed to borrow in $500,000 increments for a period of three years and is due with accrued interest at 6% per annum three months from the date of borrowing but not later than the expiration date of the agreement of February 14, 2014. So long as no events of defaults exist any loan may be rolled with another loan upon approval by the lender.  The available credit under the loan facility can be reduced by the like amount of cash received through the exercise of warrants noted below.  The Loan Facility is secured by substantially all the assets of the Company. However, contract provisions and arrangements allow the Company to borrow and seek funding that will otherwise permit it to pass security on assets to new funding sources.

As of December 31, 2011, the Company drew down $5,000,000 on the Loan Facility and the short term portion and the long term portion were $1,666,667 and $3,333,333, respectively.  During the three months ended December 31, 2011, the Company paid $46,000 interest and accrued $70,118 interest during the three months ended December 31, 2011.

Loan Payable – Related Party
During the three months ended December 31, 2011, the Company borrowed a $55,000 non-interest bearing loan from Stephen Conboy, CEO.  The Company paid off $23,725 to Mr. Conboy and as of December 31, 2011, the outstanding loan payable from related party is $31,275.

Loan Payable - Other
At December 31, 2011, the Company has a $44,500 liability for advances from a third party.  This third party had other debt and equity transactions with the Company that were settled during the year ended June 30, 2011.  As of the date these financial statements were issued, no terms for repayment have been agreed to between the Company and this third party.

Cancelation of loan payable - other
On December 16 and 27, 2011, the Company issued  1.5 million shares to a creditor converting $100,000 of the principal and accrued interest of past debt.   The Company recorded the transaction as a loss on modification of debt in other expenses of the consolidated statements of operations for the three months ended December 31, 2011.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Unaudited)

7. Related Party Transactions

At June 30, 2011, the Company had a note payable to its Chief Executive Officer, who is also a Director and significant shareholder, with a balance of $174,217, including accrued interest. This note was due on demand and accrued interest at 9% per annum. During the three months ended December 31, 2011 the Company made principal repayments of $174,217 on this obligation, thus repaying it in full.

At June 30, 2011, the Company had advances payable of $63,163 to the Chief Technical Officer, who is also a director and significant shareholder. Such advances bore no interest and were due on demand. During the three months ended December 31, 2011, the Company made principal repayments of $63,163 on this obligation, thus repaying it in full.

As of December 31, 2011, a total of $363,500 (or approximately 59%) of the Company’s Machinery and Equipment had been purchased from two related entities that are controlled by the Company’s CEO, who is also a majority shareholder. The Property and Equipment, which was purchased in fiscal 2010, was recorded based on the carryover basis which also represented the purchase price.

See Notes 4, “Prepaid loan facility” 6, “Notes Payable” and 9, “Stockholders’ Deficit” in the notes to condensed consolidated financial statements for transactions with MRL, a significant shareholder.

Employment Agreement – President and Chief Executive Officer
Effective April 1, 2011, the Company entered into an employment agreement with its President and Chief Executive Officer for a term of two years, the terms of which are provided in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Accrued compensation due the President at December 31, 2011 totaled $155,713.  Severance pay accrued and charged to operations during the three months ended December 31, 2011 totaled $46,086.

During the three months ended December 31, 2011 the Company made repayments of accrued compensation totaling $28,915 to the President.

Employment Agreement – Chief Technical Officer and Director

Effective April 1, 2011, the Company entered into an employment agreement with its Chief Technical Officer and Director for a term of two years, the terms of which are provided in the Company’s most recent Form 10-K filed with SEC.

Accrued compensation due the Chief Technical Officer at December 31, 2011 totaled $208,515.  Severance pay accrued and charged to operations during the three months ended December 31, 2011 totaled $19,876.  The Company made repayments of accrued compensation totaling $42,624 to the Chief Technical Officer during the three months ended December 31, 2011.

8. Fair Value of Assets and Liabilities

Determination of Fair Value
The Company’s financial instruments consist of the Loan Facility and notes payable. The Company believes all of the financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Unaudited)

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of December 31, 2011:

Liabilities measured at fair value at December 31, 2011:	Level 1	Level 2	Level 3	Total
Line of credit payable – related party	$--	$5,000,000	$--	$5,000,000
Notes payable	$--	$31,275		$31,275
Loans payable – other	$--	$44,500	$--	$44,500

9. Stockholders' Deficit

Investment Agreement with MRL
On February 14, 2011, the Company entered into an investment agreement (the “Investment Agreement”) with MRL and LTK, a controlling shareholder of MRL (the “Investment Agreement”).

On February 16, 2011, pursuant to the terms of the Investment Agreement, LTK subscribed for 81,000,000 shares in the Company, representing approximately 45.5 percent of the Company’s resulting total issued and outstanding common equity, for an aggregate consideration of $5,000,000.  The agreement called for LTK to sell the Sale Shares to MRL, for the same consideration, subject to approval from shareholders of MRL, which occurred on July 26, 2011.

On February 14, 2011, the Company also entered into a revolving credit and warrant purchase agreement with MRL. The Credit and Warrant Agreement did not go into effect until it was ratified by the shareholders of MRL, which occurred on July 26, 2011.  See Notes 4 and 6 for material terms of the Credit and Warrant Agreement.

In the event MRL fully exercises the Warrant which was granted upon MRL shareholder approval of the Credit and Warrant Agreement on July 26, 2011, MRL would acquire an aggregate of 131,000,000 Shares representing approximately 54.5 percent of the resulting total issued and outstanding common equity of the Company, for an aggregate consideration of $10,000,000.

Options
In April 2011, the Company granted options to its President to purchase 800,000 shares of its common stock and options to its Chief Technical Officer to purchase 400,000 shares of its common stock. The 1,200,000 options have an exercise price of $0.10 per share and expire in five years. The options were valued at $113,520 using the Black-Scholes Option Model with a risk-free interest rate of 2.24%, volatility of 169.83%, and trading price of $0.10 per share. The $113,520 is being charged to operations over their two year vesting period. Compensation charged to operations for the three months ended December 31, 2011 on these options amounted to $14,190. As of December 31, 2011, a total of 300,000 of the 1,200,000 options were vested.

10. Commitments and Contingencies

Purchase, Distribution & Services Agreement #1
On August 24, 2009, the Company entered into a Purchase, Distribution & Services Agreement, (the “Agreement”) with the owner of technical data and intellectual property for a protective coating, in order to obtain an exclusive supply of the product, use of the technical data, intellectual property and other information relating to the product and use of the trademarks, together with certain distribution, marketing and sales rights. Pursuant to the Agreement, the Company was to purchase minimum product. The initial term of the agreement was two years.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Unaudited)

With regard to the above agreement, the Company learned, among other things, in fiscal 2010 from third parties that the seller's formula contains a toxic and carcinogenic contaminant known as chlorothalonil. After confronting the manufacturer, it was confirmed the toxin exists in the product and the Company immediately terminated the agreement with cause and all such issues including developments are part of an ongoing litigation and arbitration, see Legal Proceedings below.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Unaudited)

Legal Proceedings
The Company has filed a legal action against the company, and others, with which it has signed a Purchase, Distribution and Services Agreement, for lack of performance in the delivery of chemical product and protection of sales territory, among other things (see Purchase, Distribution & Services Agreement #1, described above). The Company accrues the legal costs associated with loss contingencies as the associated legal services are rendered.  In, EcoBlu v. Bluwood USA, et.al., on August 23, 2010, the Company filed a legal action in The Superior Court San Diego, County of San Diego, Case # 37-2010-00058482-CU-MC-NC, against Bluwood USA, Inc., for failure of perform pursuant to the Purchase, Distribution and Services Agreement in the delivery of chemical product and protection of sales territory. A variety of defendants have been added to the case and a variety of claims apply. The case is presently in the discovery phase. The Company is making numerous claims and the Defendants are countering with others centering on a variety of legal claims like breach of contract, fraud, lack of performance, and others.  This case has been sent to arbitration and a portion of the case has been stayed in court. The Company is seeking relief in the amount of approximately $20,000,000 and other relief.  The parties are currently in the arbitration process.

The Company accrues the legal costs associated with loss contingencies as the associated legal services are rendered.

In, EcoBlu v. Bluwood USA, et.al., on August 23, 2010, the Company filed a legal action in The Superior Court San Diego, County of San Diego, Case # 37-2010-00058482-CU-MC-NC, against Bluwood USA, Inc., for failure of perform pursuant to the Purchase, Distribution and Services Agreement in the delivery of chemical product and protection of sales territory. A variety of defendants have been added to the case and a variety of claims apply. The case is presently in the discovery phase. The Company is making numerous claims and the Defendants are countering with others centering on a variety of legal claims like breach of contract, fraud, lack of performance, and others.  This case has been sent to arbitration and a portion of the case has been stayed in court. The Company is seeking relief in the amount of approximately $20,000,000 and other relief.  The parties are currently in the arbitration process.

11. Subsequent Events

Issuance of common stocks in connection with debt conversion with Creditor
Management  has reviewed  material  events  subsequent to the three months ended December 31, 2011 and prior to the filing of financial statements in accordance with FASB ASC 855 "Subsequent Events". No additional disclosures are required.

Eco Building Products, Inc.

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

Financial Condition and Results of Operations

Results of Operations for the Three Months Ended December 31, 2011 as Compared to the Three Months Ended December 31, 2010

Revenues and Cost of Sales - For the three months ended December 31, 2011 we had total revenues of $996,845 from product sales, as compared to $368,482 in revenues from product and equipment sales for three month period ended December 31, 2010.  Our cost of sales and gross profit for the three months ended December 31, 2011 was $907,371 and $89,474, respectively. This is compared to our cost of sales and gross profit for the three months ended December 31, 2010 of $309,707 and $58,775, respectively. Sales have not yet developed to sufficient levels to improve efficiencies and margins.

Operating Expenses - For the three months ended December 31, 2011, our total operating expenses were $1,719,661 as compared to $1,405,814 for the three month period ended December 31, 2010. Included in our operating expenses for the three months ended December 31, 2011 were compensation and related costs of $649,145. Professional fees included in our operating expenses for the three months ended December 31, 2011 amounted to $226,784. Other significant operating costs we incurred during the three months ended December 31, 2011 included rent of $96,037, consulting fees of $32,461, marketing of $44,079, research and development of $37,585, and other general and administrative costs of $619,840.  Include in the other general and administrative costs, our amortization expense for the three months ended December 31, 2011 was inclusive of $252,096 amortization of prepaid loan fees that arose from the issuance of 50,000,000 warrants in July 2011 to a related party as consideration for access to a $5,000,000 revolving line of credit.

Our operating expenses for the three months ended December 31, 2010 consisted of $197,787 of compensation and related costs, $164,758 of professional fees, $91,434 of rent expense, $21,910 of consulting fees, $35,193 of research and development expense, $9,455 of marketing expense, and $885,277 of other general and administrative expenses. Include in the other general and administrative costs, our amortization expense for the three months ended December 31, 2010 was inclusive of $730,636 amortization of prepaid loan fees that arose from the issuance of 50,000,000 warrants in July 2011 to a related party as consideration for access to a $5,000,000 revolving line of credit.

Other Income and Expenses - For the three months ended December 31, 2011 we had other expenses that included interest expense of $38,810 and interest income of $16,834.  This is compared to the three months ended December 31, 2010, in which our other income and expenses included interest expense of $174,043, a $638,231 gain from a change in the fair value of our derivative liabilities, a $44,516 loss on the modification of two of our convertible notes payable, and a $160 gain on the settlement of debt from the payment of accounts payable through issuances of our common stock.

Liquidity and Capital Resources
On December 31, 2011, we had $72,799 cash on hand.  During the three months ended December 31, net cash used in our operating activities amounted to $2,952,363. Net cash used during the same period for our investing activities totaled $312,510.  During the same three month period, net cash provided by our financing activities totaled $3,256,024, of which $5,000,000 was received through borrowings on a line of credit with a related party, $26,270 was received from related party advances and notes and $1,770,246 was paid to related parties as repayments of advances and notes.

Eco Building Products, Inc.

During the three months ended December 31, 2010, net cash used in our operating activities amounted to $1,401,677. Cash of $7,344 was used by investing activities during the same period, which consisted of $6,234 of purchase of property and equipment and $1,110 of payments of prepaid trademark cost. Cash of $1,034,628 was provided by financing activities during the same period, which consisted of $770,500 proceeds from debt issuance, $884,974 proceeds from related party advances, less repayments of debt totaling $336,922 and repayment of related party advances and notes of $283,924..

During the year ended June 30, 2011, we entered into an investment agreement and a revolving line of credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under the investment agreement, we received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Effective July 26, 2011, the we obtained the ability to borrow up to an additional $5,000,000 on the revolving credit and warrant purchase agreement, in exchange for the issuance of warrants to purchase 50,000,000 shares of our common stock at $0.10 per share to MRL as a loan facility fee.  Of this amount $3,000,000 was borrowed in July 2011 and $2,000,000 was borrowed subsequent to December 31, 2011.  As of the date of this filing we had cash on hand of $72,799.

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

The Company accounts for stock-based compensation to non-employees under ACS Topic 505-50 “Equity-Based Payments to Non-Employees.” This standard defines a fair value based method of accounting for stock-based compensation. In accordance with ACS Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based

Eco Building Products, Inc.

award is determined using a mulit-nominal lattice model or the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

Eco Building Products, Inc.

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

During the period ended June 30, 2011 and continuing through the period ended December 31, 2011, we determined that because of the limited personnel, lack of segregation of duties and manual process related to the tracking and valuation of our inventory, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our financial statements.  This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

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

The Company expects to remediate these weaknesses prior to the completion of the quarter ended March 31, 2012.

Changes in Internal Controls

During the period covered by this report, there was no change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Eco Building Products, Inc.

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

21.1	Subsidiaries List filed as exhibit 21.1 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on November 15, 2011.

Eco Building Products, Inc. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer and Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))
32.1	Certification of Principal Executive Officer and Principal Financial Officer (18 U.S.C. 1350)

Eco Building Products, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eco Building Products, Inc.

Date: February 16, 2012	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer
Principal Financial Officer