Form 10-Q/A
period 2011-12-31
ECO Building Products, Inc.
filed 2012-02-22
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment #1

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

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net Loss	$(3,316,411)	$(3,054,483)
Adjustments to reconcile net income to net cash used by operating activities:
Loss on modification of debt by issuance of common stock	75,000	421,600
(Gain) loss on settlement of debt	-	(12,706)
Interest on amortization of debt discount		887,282
Amortization of loan fees	982,934	118,969
Interest on repricing of warrant		140,981
Change in fair value of derivative liability		(155,463)
Common stock issuance for services		98,927
Common stock issuance for payment of rent and lease seattlement		80,000
Depreciation expense	75,463	36,396
Bad debt expense		13,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(417,333)	(56,057)
(Increase) in other receivable		(5,224)
(Increase) in inventory	(717,783)	(444,084)
(Increase) in prepaid expenses & other current assets	25,105	(9,497)
Decrease (Increase) in deposits		45,155
Increase in accounts payable	(20,631)	105,511
Increase in rent payable		-
Increase in other payable and accrued expenses	337,178	214,443
Increase in deferred rent expense
Increase in accrued interest added to principle	24,118	173,573
Net cash used by operating activities	(2,952,360)	(1,401,677)

Cash flows from investing activities
Purchase of property and equipment	(244,376)	(6,234)
Purchase of software licenses	(25,000)
Payments for equipment deposits - related party	(43,134)
Payments for prepaid trademark costs		(1,110)
Net cash provided (used) by investing activities	(312,510)	(7,344)

Cash flows from financing activities
Proceeds from related party line of credit advances	5,000,000
Proceeds from debt issuance		770,500
Proceeds from related party advances and notes	26,270	884,974
Repayments of debt issuances	-	(336,922)
Repayments of related party advances and notes	(1,770,246)	(283,924)
Net cash provided by financing activities	3,256,024	1,034,628

See accompanying notes to condensed consolidated financial statements

Net change in cash and cash equivalent	(8,849)	(374,393)

Cash and cash equivalent at the beginning of year	81,648	385,534

Cash and cash equivalent at the end of year	$72,799	$11,141

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$46,000	$-

Supplemental disclosure of non-cash investing and financing activities:
Forgiven Note Payable in connection with the transfer of common stock	$-	$72,791
Issuance of warrant in connection with the loan fee of line of credit	$3,025,148	$-

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

Eco Building Products, Inc.

Date: February 21 , 2012	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer
Principal Financial Officer