Form 10-Q
period 2012-03-31
ECO Building Products, Inc.
filed 2012-05-21
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The number of shares outstanding of each of the issuer's classes of common equity as of May 15, 2012:   209,061,669 shares of common stock

Eco Building Products, Inc.

PART I  -  FINANCIAL INFORMATION

Item 1  -  Financial Statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31	June 30
	2012	2011

ASSETS
CURRENT ASSETS
Cash	$162,037	$81,648
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2012 and June 30, 2011	914,474	369,840
Inventories	1,803,606	1,542,378
Prepaid loan facility fee - related party, current portion	1,008,383	-
Prepaid expenses	35,132	85,967
Deposits	-	-
Other current assets	16,414	-
Total current assets	3,940,046	2,079,833

PROPERTY AND EQUIPMENT, net	1,141,054	743,523

OTHER ASSETS
Accounts receivable - long-term portion	-	81,648
Intangible assets	10,807	-
Other assets	25,000	-
Deposit - Long Term	16,397	-
Prepaid loan facility fee - related party	1,330,957	-
Equipment deposits - related party	-	188,447
Total other assets	1,383,161	270,095

TOTAL ASSETS	$6,464,261	$3,093,451

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$266,648	$440,471
Payroll and taxes payable	1,252,339	728,751
Advances from related party	-	63,163
Other payables and accrued expenses	189,147	58,484
Deferred revenue	-	20,500
Current maturities of notes payable	6,067	-
Line of credit payable - related party	1,666,667	1,029,111
Loans payable - related party	273,384	174,217
Loans payable - other	44,500	44,500
Total current liabilities	3,698,752	2,559,197

LONG TERM LIABILITIES
Line of credit payable - related party	3,333,333	-
Notes payable, less current maturities	18,777	-
Total long term liabilities	3,352,110	-

TOTAL LIABILITIES	7,050,862	2,559,197

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 500,000,000 shares authorized,
198,145,003 shares issued and outstanding at March 31, 2012
and December 31, 2011	198,145	178,286
Additional paid-in capital	15,008,790	10,622,135
Accumulated deficit	(15,793,536)	(10,266,167)
Total stockholders' equity	(586,601)	534,254

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,464,261	$3,093,451

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	3-month ended	3-month ended	9-month ended	9-month ended
	March 31	March 31	March 31	March 31
	2012	2011	2012	2011

REVENUE
Product sale	$1,089,724	$16,513	$2,777,248	$739,112
Equipment and other sales	$-	$28,800	$-	$31,800

TOTAL REVENUE	$1,089,724	$45,313	$2,777,248	$770,912

COST OF SALES	1,010,638	41,644	2,541,613	678,268

GROSS PROFIT	79,086	3,669	235,635	92,644

OPERATING EXPENSES
Research and development	86,160	95,831	142,365	140,795
Marketing	12,369	33,879	86,401	45,314
Goodwill/Donation	16,871	-	30,601	-
Compensation and related expenses	556,619	289,270	1,812,218	640,642
Rent - facilities	109,179	89,216	284,171	323,106
Professional fees	429,251	319,711	949,225	631,193
Consulting	47,643	103,500	158,660	155,111
Other general and administrative expenses	636,680	213,122	1,590,316	453,391

Total operating expenses	1,894,772	1,144,529	5,053,957	2,389,552

LOSS FROM OPERATIONS	(1,815,686)	(1,140,860)	(4,818,322)	(2,296,908)

OTHER INCOME (EXPENSE)
Interest income	-	-	20,199	-
Interest expense	(95,272)	(309,089)	(354,246)	(1,954,093)
Gain (loss) on settlement of lease
Gain (loss) on settlement of debt	-	-	-	12,706
Loss on modification of debt	(300,000)		(375,000)	(421,600)
Change in fair value of derivative liability	-	213,491	-	368,954

Total other income (expense)	(395,272)	(95,598)	(709,047)	(1,994,033)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,210,958)	(1,236,458)	(5,527,369)	(4,290,941)

NET LOSS	$(2,210,958)	$(1,236,458)	$(5,527,369)	$(4,290,941)

NET LOSS PER COMMON SHARE - BASIC	(0.01)	(0.01)	(0.03)	(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	188,531,543	136,533,322	185,804,807	99,317,004

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net Loss	$(5,527,369)	$(4,290,941)
Adjustments to reconcile net income to net cash used by operating activities:
Loss on modification of debt by issuance of common stock	375,000	421,600
(Gain) loss on settlement of debt	-	(12,706)
Interest on amortization of debt discount	-	888,946
Amortization of loan fees	1,235,027	176,606
Interest on repricing of warrant	-	140,981
Change in fair value of derivative liability	-	(368,954)
Common stock issuance for services	-	218,927
Common stock issuance for payment of rent and lease settlement		80,000
Depreciation expense	132,043	54,594
Bad debt expense	-	13,000
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(462,985)	(25,946)
(Increase) in other receivable	-	5,886
(Increase) in inventory	(261,228)	(867,795)
(Increase) in prepaid expenses & other current assets	34,421	(5,000)
Decrease (Increase) in deposits	-	45,155
Increase in accounts payable	(173,823)	120,785
Increase in rent payable	-	-
Increase in other payable and accrued expenses	534,838	368,282
Increase in deferred rent expense	-	-
Increase in accrued interest added to principle	98,912	17,427
Net cash used by operating activities	(4,015,164)	(3,019,153)

Cash flows from investing activities
Purchase of property and equipment	(529,391)	(9,375)
Purchase of software licenses	(25,000)	-
Purchase of intangible assets	(10,990)	-
Payments for equipment deposits - related party	172,050	(91,732)
Payments for prepaid trademark costs		(1,110)
Net cash used by investing activities	(393,331)	(102,217)

Cash flows from financing activities
Proceeds from related party line of credit advances	5,000,000	5,000,000
Proceeds from debt issuance	-	770,500
Proceeds from issuance of common stocks	990,473	-
Proceeds from related party advances and notes	24,845	873,118
Repayments of debt issuances	-	(1,212,192)
Repayments of related party advances and notes	(1,526,434)	(524,371)
Payment to related party for cancellation of warrants	-	(10)
Net cash provided by financing activities	4,488,884	4,907,045

Net change in cash and cash equivalent	80,389	1,785,675

Cash and cash equivalent at the beginning of year	81,648	385,534

Cash and cash equivalent at the end of year	$162,037	$2,171,209

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$46,000	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of warrant in connection with the loan fee of line of credit	$3,025,148	$-

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

1.  Organization and Basis of Presentation

Organization
Eco Building Products, Inc. (the “Company”) was incorporated in the state of Colorado under the name N8 Concepts, Inc. on March 27, 2007.  As detailed herein, for the nine months ended March 31, 2012, the Company experienced revenues of $2,777,248.

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

Through December 2010, the Company was deemed to be in the development stage, as defined in Accounting Codification Standard (“ACS”) topic 915 “Development Stage Entities”. During quarter ended September 30, 2011, management determined that the Company exited the development stage. Thus, the Company is no longer required to report its stock issuances from inception, nor include inception-to-date information in its statements of operations and cash flows.

On April 8, 2011, the Company formed Red Shield Lumber, Inc. (“Red Shield”) in British Columbia, Canada. Red Shield was formed for the purpose of opening a plant in Canada utilizing the Company’s red coating process for sale and distribution.  As of March 31, 2012, the wholly owned subsidiary has had little operating activity.

On May 31, 2011, the Company formed E Build & Truss, Inc. (“E Build”) in the State of California. E Build was formed for the purpose of operating the Company’s Framing Labor and Truss manufacturing activities. This wholly-owned subsidiary commenced operations during the three months ended March 31, 2012.

During the quarter ended December 31, 2012, the Company formed Seattle Coffee Exchange (“Seattle”) in the State of California.  Seattle is a coffee shop which is located in the 1st floor of the Company’s corporate headquarters in Vista, CA.  This wholly-owned subsidiary has not started its operations during the three months ended March 31, 2012.

As of March 31, 2012, the Company owns 100% of E Build, Red Shield and Seattle Coffee Exchange.

Going Concern
The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has generated minimal operating revenues, losses from operations, significant cash used in operating activities, and is dependent upon its ability to obtain future financing and successful operations. These factors raise doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

During the year ended June 30, 2011, the Company entered into an investment agreement and a revolving credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under investment agreement, the Company received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Subsequently, upon the effective date of the revolving credit and warrant purchase agreement the Company has the ability to borrow up to an additional $5,000,000.  Besides the $3,000,000 was borrowed in July, 2011 the remaining $2,000,000 was borrowed between October and November 2011. With the infusion of the initial $5,000,000 under the investment agreement and up to an additional $5,000,000 under the revolving credit and warrant purchase agreement, management believes it the funding provides sufficient capital to continue operating the Company and allow it to become profitable, however; no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations. As of March 31, 2012, the Company had cash on hand of $162,037 and $5,000,000 of capital available to them under the MRL line of credit, of which the entire $5,000,000 was borrowed between July and December, 2011 and the Company paid no interest and accrued $98,912 interest for the nine months ended March 31, 2012.  Since the Company had borrowed the entire $5,000,000 line of credit from MRL since December 31, 2011, which made no available credit under this agreement at this period.

If current and projected revenue growth does not meet Management estimates and proceeds received from MRL are insufficient, the Management may choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, other than MRL, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.  The Company has significant inventories on hand and will generate profits and cash flow from turns of sales and or contracts already on the books. The Company has already taken steps to reduce expenses.  As of first of January of 2012, the Company has increased the sales price of the Eco Red Shield coatings as applied to finished good lumber sales.  The Company feels that it now has gained good traction in the market place with our technology therefore can command a higher premium which will equate to greater margins and increased cash flows.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2012, and the results of its operations and cash flows for the nine months ended March 31, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended June 30, 2011.

2.  Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Ecoblu Products, Inc. and its wholly owned subsidiaries, Ecoblu Products, Inc. of Nevada, E Build & Truss, Inc. and Red Shield Lumber, Inc. Intercompany transactions and balances have been eliminated in consolidation.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

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

Accounts Receivable
Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.  All of the Company’s receivables are pledged as collateral for the Company’s $5,000,000 Loan Facility; refer to Note 6, “Notes Payable”, and Note 9, “Stockholders’ Deficit” in the notes to condensed consolidated financial statements for detail.

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

Inventories
Inventories primarily consist of chemicals and lumber and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value). Net realizable value is the respective inventory’s estimated selling price reduced by the cost of completion and disposal. As of March 31, 2012, there were no write-downs of inventory to net realizable value.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

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

Loss Per Share
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. A diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect.

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

The Company had product sales revenue of $1,089,724 and $2,777,248 for the three months and nine months ended March 31, 2012, respectively.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (ASU) No. 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), that requires an entity to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. ASU 2011-11 will be effective for us beginning July 1, 2013. The Company believes that the adoption of ASU 2011-11 may impact future disclosures but will not impact our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, which provides guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. This portion of the guidance will be effective for us beginning July 1, 2012 and will require retrospective financial statement presentation changes only. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued ASU No. 2011-12 which indefinitely defers the guidance related to the presentation of reclassification adjustments.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

3.  Inventories

As of March 31, 2012, inventories consisted of the following:

Chemicals	$271,280
Lumber	1,532,326
$1,803,606

In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated lumber.  All of the Company’s inventories are pledged as collateral for the Company’s $5,000,000 Loan Facility, see Note 6, Notes Payable in the Notes to Condensed Consolidated Financial Statements.

4.  Prepaid Loan Facility Fee

As discussed in Note 6, Notes Payable in the Notes to Condensed Consolidated Financial Statements as consideration for a $5,000,000 Loan Facility, the Company issued MRL warrants to purchase 50,000,000 common shares at an exercise price of $0.10 per share (the “Warrants”). The Warrants were valued at $3,025,148 on July 26, 2011 and expire on July 26, 2016. The valuation of these warrants was determined using the Black-Scholes option pricing model using an exercise period of 5 years, risk free rate of 1.51%, volatility of 163%, and a trading price of the underlying shares of $0.26. The Company has recorded the $3,025,148 value of the warrants as a prepaid loan fee and is amortizing the balance to amortization expense over the three year availability period of the Loan Facility.  A total of $252,096 and $685,809 of amortization expense was recognized on the amortization of the prepaid loan fees during the three months and nine months ended March 31, 2012 with $2,339,339 remaining to be amortized.

5.  Accrued Liabilities

As of March 31, 2012, the Company owed $705,539 in past due payroll taxes and accrued penalties. These amounts are recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at March 31, 2012, the Company owed $90,235 in accrued sales tax in which it has filed the appropriate reports and is making periodic payments.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

As of March 31, 2012, the Company drew down $5,000,000 on the Loan Facility and the short term portion and the long term portion were $1,666,667 and $3,333,333, respectively.  During the three months ended March 31, 2012, the Company paid no interest and accrued $98,912 interest during the nine months ended March 31, 2012.

Loan Payable – Related Party
During the nine months ended March 31, 2012, the Company borrowed a $273,384 non-interest bearing loan from Stephen Conboy, CEO.  As of March 31, 2012, the outstanding loan payable from related party is 273,384.

Loan Payable - Other
At March 31, 2012, the Company has a $44,500 liability for advances from a third party.  This third party had other debt and equity transactions with the Company that were settled during the year ended June 30, 2011.  As of the date these financial statements were issued, no terms for repayment have been agreed to between the Company and this third party.

Cancelation of loan payable - other
On December 16 and 27, 2011, the Company issued a 1.5 million shares to a creditor converting $100,000 of the principal and accrued interest of past debt.  The Company recorded the transaction as a loss on modification of debt in other expenses of the consolidated statements of operations for the three months ended March 31, 2012.

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

See Note 4, “Prepaid loan facility”, Note 6, “Notes Payable”, and Note 9, “Stockholders’ Deficit” in the notes to condensed consolidated financial statements for transactions with MRL, a significant shareholder.

Employment Agreement – President and Chief Executive Officer
Effective April 1, 2011, the Company entered into an employment agreement with its President and Chief Executive Officer for a term of two years, the terms of which are provided in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Accrued compensation due the Chief Executive Officer at March 31, 2012 totaled $221,713.  Severance pay accrued and charged to operations during the three months ended March 31, 2012 totaled $75,000.  The Company made repayments of accrued compensation totaling $9,000 to the Chief Executive Officer during the three months ended March 31, 2012.

Employment Agreement – Chief Technical Officer and Director
Effective April 1, 2011, the Company entered into an employment agreement with its Chief Technical Officer and Director for a term of two years, the terms of which are provided in the Company’s most recent Form 10-K filed with SEC.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Accrued compensation due the Chief Technical Officer at March 31, 2012 totaled $237,169.  Severance pay accrued and charged to operations during the three months ended March 31, 2012 totaled $62,500.  The Company made repayments of accrued compensation totaling $33,846 to the President during the three months ended March 31, 2012.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

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

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of March 31, 2012:

Liabilities measured at fair value at March 31, 2012:	Level 1	Level 2	Level 3		Total
Line of credit payable – related party (include accrued interest)	$--	$5,098,912		$--	$5,098,912
Notes payable	$--	$24,844	$		$24,844
Loans payable – other	$--	$44,500		$--	$44,500

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

Options
In April 2011, the Company granted options to its President to purchase 800,000 shares of its common stock and options to its Chief Technical Officer to purchase 400,000 shares of its common stock. The 1,200,000 options have an exercise price of $0.10 per share and expire in five years. The options were valued at $113,520 using the Black-Scholes Option Model with a risk-free interest rate of 2.24%, volatility of 169.83%, and trading price of $0.10 per share. The $113,520 is being charged to operations over their two year vesting period. Compensation charged to operations for the three months ended March 31, 2012 on these options amounted to $14,190. As of March 31, 2012, a total of 300,000 of the 1,200,000 options were vested.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

Common Stocks
During the three months ended March 31, 2012, the Company issued 6,829,731 shares of its common stock, under options, to compensate outside law firms, calculated for accounting at a stock closing price at the end of each trading date, being compensation for legal services, for a total exercise of $318,000 in cash to the Company and the Company recorded the remaining $366,676 as a legal expense for legal services.

Debt conversion
During the three months ended March 31, 2012, the Company issued 5,379,172 shares of its common stock to the third party lender with a conversion price of $0.055771 per share to settle the debt that has been outstanding in prior years.  The Company recorded $300,000 loss on modification of debt under Other expense in the Condensed Consolidated Statements of Operations.

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

Purchase, Distribution & Services Agreement #3
On January 18, 2011, the Company entered into an AF21 Product, Purchase, Sales, Distribution & Service Agreement, (the “Agreement”), with Newstar Holding Pte Ltd, a Singapore Corporation, and Randall Hart, an Indonesian National, the inventors and owners of technical data and intellectual property for a protective coating in order to obtain an exclusive supply of the product, together with certain distribution, marketing and sales rights. In addition, a

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

significant shareholder of Newstar Holding Pte Ltd is also a significant shareholder of MRL. The product is a non-toxic non-corrosive fire inhibitor. Pursuant to the Agreement, the Company guaranteed it will purchase a minimum of six hundred fifty (650) XXX gallon totes of product in the first two-year period at a cost of $XX.XX per gallon, making the total purchase commitment $1,815,450 for the first two years. The Company is required to increase the minimum quantities in the third year to 842 totes at $XX.XX per gallon, making the total purchase commitment $2,351,706 for year three. In the fourth year the Company is required to increase the minimum quantities to 1,264 totes at $XX.XX per gallon, making the total purchase commitment $3,530,352 for year four. There are no penalty clauses other than cancellation of the agreement if the minimum purchase commitments are not met. If the agreement were to be cancelled it would have a significant impact on the Company's operations until a replacement product could be arranged.

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

11.  Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2011 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.

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

Financial Condition and Results of Operations

Results of Operations for the Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

Revenues and Cost of Sales - For the three months ended March 31, 2012 we had total revenues of $1,089,724 from product sales, as compared to $16,513 in revenues from product and equipment sales for three month period ended March 31, 2011.  Our cost of sales and gross profit for the three months ended March 31, 2012 was $1,010,638 and $79,086, respectively. This is compared to our cost of sales and gross profit for the three months ended March 31, 2011 of $41,644 and $3,669, respectively. Sales have not yet developed to sufficient levels to improve efficiencies and margins.

Operating Expenses - For the three months ended March 31, 2012, our total operating expenses were $1,894,772 as compared to $1,144,529 for the three month period ended March 31, 2011. Included in our operating expenses for the three months ended March 31, 2012 were compensation and related costs of $556,619. Professional fees included in our operating expenses for the three months ended March 31, 2012 amounted to $429,251. Other significant operating costs we incurred during the three months ended March 31, 2012 included rent of $109,179, consulting fees of $47,643, marketing of $12,369, research and development of $86,160, and other general and administrative costs of $636,680.  Include in the other general and administrative costs, our amortization expense for the three months ended March 31, 2012 was inclusive of $252,096 amortization of prepaid loan fees that arose from the issuance of 50,000,000 warrants in July 2011 to a related party as consideration for access to a $5,000,000 revolving line of credit.

Our operating expenses for the three months ended March 31, 2011 consisted of $1,144,529 of compensation and related costs, $289,270 of professional fees, $89,216 of rent expense, $103,500 of consulting fees, $95,831 of research and development expense, $33,879 of marketing expense, and $213,122 of other general and administrative expenses.

Other Income and Expenses - For the three months ended March 31, 2012 we had other expenses that included interest expense of $95,272.  We incurred $300,000 for the loss on modification of five of our convertible notes payable as the Company issued 5 million shares for the three months ended March 31, 2012 in order to offset the loan that owed to the third party lender in prior years.  This is compared to the three months ended March 31, 2011, in which our other income and expenses included interest expense of $309,089 and a $213,491 gain from a change in the fair value of our derivative liabilities.

Liquidity and Capital Resources
On March 31, 2012, we had $162,037 cash on hand.  During the nine months ended March 31, 2012, net cash used in our operating activities amounted to $4,015,164. Net cash used during the same period for our investing activities totaled $393,331.  During the same nine month period, net cash provided by our financing activities totaled $4,488,884, of which $5,000,000 was received through borrowings on a line of credit with a related party, $990,473 was received from issuance of common stocks, $24,845 was received from related party advances and notes and $1,526,434 was paid to related parties as repayments of advances and notes.

Eco Building Products, Inc.

During the nine months ended March 31, 2011, net cash used in our operating activities amounted to $3,019,153. Cash of $102,217 was used by investing activities during the same period, which consisted of $9,375 of purchase of property and equipment, $91,732 payments for equipment deposits - related party and $1,110 of payments of prepaid trademark cost. Cash of $4,907,045 was provided by financing activities during the same period, which consisted of $770,500 proceeds from debt issuance, $873,118 proceeds from related party advances, less repayments of debt totaling $1,212,192 and repayment of related party advances and notes of $524,371.

During the year ended June 30, 2011, we entered into an investment agreement and a revolving line of credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under the investment agreement, we received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Effective July 26, 2011, we obtained the ability to borrow up to an additional $5,000,000 on the revolving credit and warrant purchase agreement, in exchange for the issuance of warrants to purchase 50,000,000 shares of our common stock at $0.10 per share to MRL as a loan facility fee.  Of this amount $3,000,000 was borrowed in July 2011 and $2,000,000 was borrowed subsequent to December 31, 2011 and the entire $5,000,000 revolving line of credit has been used since December 31, 2011.  As of the date of this filing we had cash on hand of $162,037.

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

The Company accounts for stock-based compensation to non-employees under ACS Topic 505-50 “Equity-Based Payments to Non-Employees.” This standard defines a fair value based method of accounting for stock-based compensation. In accordance with ACS Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using a mulit-nominal lattice model or the Black-Scholes option-pricing model, whereby

Eco Building Products, Inc.

compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

Eco Building Products, Inc.

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

Eco Building Products, Inc.

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

Eco Building Products, Inc.

Date: May 21, 2012	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer
Principal Financial Officer