Form 10-K
period 2012-06-30
ECO Building Products, Inc.
filed 2012-10-15
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2012, was $14,945,168 based on 114,962,832.00 shares at $0.13 per share.

The number of shares outstanding of the Registrant's common stock as of October 12, 2012 was 311,422,033.

ii

iii

1. Organization and Basis of Presentation

Organization
Eco Building Products, Inc. (the “Company”) was incorporated in the state of Colorado under the name N8 Concepts, Inc. on March 27, 2007.  As detailed herein, for the fiscal year ended June 30, 2012, the Company experienced revenues of $3,723,374.

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

On April 8, 2011, the Company formed Red Shield Lumber, Inc. (“Red Shield”) in British Columbia, Canada. Red Shield was formed for the purpose of opening a plant in Canada utilizing the Company’s red coating process for sale and distribution.  As of December 31, 2011, the wholly owned subsidiary has had little operating activity.

On May 31, 2011, the Company formed E Build & Truss, Inc. (“E Build”) in the State of California. E Build was formed for the purpose of operating the Company’s Framing Labor and Truss manufacturing activities. This wholly-owned subsidiary commenced operations during the three months ended December 31, 2011.

In December 2011, the Company formed Seattle Coffee Exchange (“Seattle”) in the State of California.  Seattle is a coffee shop which is located in the 1st floor of the Company’s corporate headquarters in Vista, CA.  This wholly-owned subsidiary has not started its operations as of June 30, 2012.

As of June 30, 2012, the Company owns 100% of E Build, Red Shield and Seattle.

Going Concern –

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

During the year ended June 30, 2011, the Company entered into an investment agreement and a revolving credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under investment agreement, the Company received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Subsequently, upon the effective date of the revolving credit and warrant purchase agreement the Company has the ability to borrow up to an additional $5,000,000.  Besides the $3,000,000 was borrowed in July, 2011 the remaining $2,000,000 was borrowed between October and November 2011. With the infusion of the initial $5,000,000 under the investment agreement and up to an additional $5,000,000 under the revolving credit and warrant purchase agreement, management believes it the funding provides sufficient capital to continue operating the Company and allow it to become profitable, however; no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations. As of June 30, 2012, the Company had cash on hand of $111,251 and $5,000,000 of capital available to them under the MRL line of credit, of which the entire $5,000,000 was borrowed during October and December, 2011 and the Company paid $46,000 interest and accrued $181,217 interest as of June 30, 2012.  Since the Company had borrowed the entire $5,000,000 line of credit during the second quarter of December 31, 2011, which made no available credit under this agreement during this period.  Subsequently, the Company was assigned a $100 million standby letter of credit from the Bank of China to support current debt and any additional debt the company may acquire subject to conditions and limitations see Subsequent Events herein.

If current and projected revenue growth does not meet Management estimates, the Management may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.  With the recent technical achievements and certifications earned towards the use of Eco Red Shield the Company is experiencing increased demand for the product. The Company has significant inventories on hand and anticipates it will generate profits and cash flow from turns of sales and or contracts already on the books. The Company has already taken steps to reduce expenses.  The Company has increased the sales price of the Eco Red Shield coatings as applied to finished good lumber sales.  The Company feels that it now has gained good traction in the market place with our technology therefore can command a higher premium which will equate to greater margins and increased cash flows. Orders continue to increase as demand and market acceptance for Eco Red Shield increases. Nevertheless the Company experiences cash flow difficulties and there is no assurance of when it may be profitable.

Business

Products

Eco Building Products, Inc., or "ECOB", has developed a line of eco-friendly protective wood coatings that extend the life of framing lumber and other wood used in the construction of single-family homes, multi-story buildings as well as The Eco Shelter™ which serves as cost-effective housing for the world.

Eco Building Products wood coatings are topically applied to lumber protecting it from mold, mildew, fungus, decay, wood rot, and Formosan termites. Eco’s newest product, Eco Red Shield™ also serves as a fire inhibitor protecting lumber from fire, slowing ignition time and reducing the amount of smoke produced.

The ECOB system of coatings is eco-friendly and remains chemically stable over time. The coatings emit virtually zero volatile organic compounds (VOCs), do not leech heavy metals or toxins into groundwater, and do not allow for the growth and propagation of various molds that have the potential to contaminate occupant indoor air quality. More importantly, ECOB coatings prevent the degradation of structural lumber that potentially requires existing homes to be periodically rebuilt due to rot and/or insect damage preserving our forests.

The Eco Building Products line includes dimensional lumber, wall and floor panels, I-joists, GluLam Beams, LVL beams, truss lumber and trim. These products can be coated at our production facilities and at the mill or distributor with our proprietary formula and coating machines.

By supporting and providing value added lumber materials direct from our facilities or the distributors and manufacturer, ECOB can create a compelling value package. This package is offered to builders, and provides the protection of ECOB coatings at a price that compares favorably to raw, untreated wood.

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

Our proprietary eco-friendly formula controls moisture and protects lumber from mold, mildew, fungus, decay, rot, termites (and other wood boring insects including Formosan termites)

Eco Red Shield™ Smart Components®.

These revolutionary wall systems are built in a quality controlled factory setting and ready to ship anywhere in the world - these pre-engineered seismic wall systems are a breakthrough in engineering standards eliminating the need for sheer paneling and can be applied right out of the box. Smart Components is a registered product of Trussed Inc.

Eco Shelter™

Our pre-engineered and pre-packaged kit comes pre-cut and ready to assemble with hammer and nails – the simple design makes it ideal for rapid response relief housing, events, offices, meeting halls, storage sheds, medical clinics and more. Available in a variety of sizes and floor plans.

Eco Cabinets

Using the finest hardwoods and expert craftsmanship, Eco has delivered high-quality, cost-effective cabinet solutions for kitchen, bath, garage and office space. All Eco cabinets are manufactured by hand in a quality controlled environment with minimal effect on the environment.

Smart Components® Seismic Walls

Smart Components® made with Eco Red Shield™ Protected Lumber provide builders in seismic hot spots like California, Mexico and Japan a cost-effective and lifesaving product that has been deemed safer (and more sustainable) than concrete.

Eco LVL Beam

Eco LVL Beams are stronger and lighter than traditional solid lumber beams and are protected against fire, mold and termites. The Eco LVL Beam psi is 24% higher than conventional glue-laminates. Eco Red Shield™ also controls moisture in the wood and prevents de-lam and swelling due to rain or excess moisture.

Eco I Joist

The I beam joist iseco-friendly solution to large structural beams. The science is in the design and construction. Lighter and easier to work with, it also gets protection of Eco Red Shield from mold, mildew, fungus, decay, rot, termites.

Eco Corbels

Exterior details built with raw lumber are subjected to termites and fungus. Whereas Eco Red Shield™ exterior details are protected and ready for paint. All standard and custom exterior corbels can be coated with Eco Red Shield™ - which eliminates the need for primer and protects the wood against wood rot, termites and fire.

Eco Trim

Laminated Eco Trim is protected on all six sides and available in any protective coatings providing a nearly impenetrable barrier against moisture, mold and insects. It also offers an ultra-smooth surface for painting and a clean, finished look that builders and homeowners desire.

Eco LVL Studs

The sustainable alternative to traditional studs but with added protection of Eco Red Shield™ on all six sides of the board as well as solids that are locked into the lumber to control moisture and protect against fire, mold and termites.

Calvert Curved Beams

In new clear Eco Red Shield™ clear protection – designed specifically for staining and to highlight the wood's natural beauty and character.

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

The company has invested significant amount of resources continually improving the Eco Red Shield product line with R&D and technical market acceptance. Through the use of independent wood scientists employed by the company we have successfully lobbied with the International Code Commission (ICC) to create an acceptance criteria (AC) defining a market space in the building codes for a topical borate treatment for wood members. On June 20th, 2011 the ICC adopted by unanimous vote a new Acceptance Criteria for Liquid Borate Fungal Decay and Termite-resistant Treatment Applied to Wood Members, AC433-0611-R1. This acceptance criteria was subsequently updated in June of 2012 to include structural wood fiber testing and was adopted into the 2012 Uniform Building Code (UBC).  Eco Red Shield successfully achieved building code acceptance as deemed by the International Code Commission (ICC-ES) meeting the requirements as set forth by AC433, resulting in the issuance of an Engineering Services Report ESR-3255 on July 2nd, 2012. The recently received evaluation report (ESR-3255) from ICC Evaluation Service (ICC-ES), provided evidence that Eco Red Shield protection against Wood Ingesting Organisms including Formosan Termites and Wood-Rot Decay now meets building code requirements. Additionally the product provides value added protection from Mold and Fire Inhibition. Building officials, architects, contractors, specifiers, designers and others utilize ICC-ES Evaluation Reports to provide a basis for using or approving Eco Red Shield coated lumber products in construction projects under the “AC433” Acceptance Criteria.

The creation of a building code (AC433) and the subsequent ESR-3255, addresses a key element (Termite Protection – Wood Rot/Decay) in the wood protection offered by Eco Building products and has started to open up significant market opportunities.  Eco Red Shield lumber products now meet industry standard Use Categories UC1, UC2 and UC3 as defined by the AWPA guidelines for usage of treated lumber. These use categories define the product use for above ground, attached to concrete not exposed to constant wetting which the most common use is for sill plates and exterior decking. The Company has engaged Timer Products Inspection (TPI) as the third party factory Quality Control auditing company.  Eco Red Shield is now successfully qualified to produce code approved lumber products in eight locations across the country. Having the ability to stamp/label the lumber with the equivalence to traditionally marketed pressure treated lumber has now opened up enormous opportunities in the supply chain, and not limited to, Big Box Retailers, national homebuilding supply companies, wholesalers and manufacturers. The pressure-treatment industry generates roughly $4 billion annually (Source: CBS News, February 11, 2009). Approximately 65% of the treated wood components sold annually fall into the UC1, UC2 and UC3 use categories opening up significant opportunities for Eco Red Shield products as a direct substitute or competitive product.  Having achieved an ESR designation as defined by the ICC-ES process will be recognized by every building official across the United States as well as over 220 countries worldwide. (Source: www.iccsafe.org)

ECOB treated wood products are available across the nation. Although, single family housing starts have dropped to just above 400,000 units for 2011, Source: NAHB/Wells Fargo Housing Market Index. U.S. Census Bureau.  The company has been successful with production home builders encouraging the utilization of ECOB lumber products. This past year has seen a rebound in the housing market and more significant in the multi-family, multi-story building projects. Marketing of Eco Red Shield through the value added package of E Build & Truss division has increased.  We have experienced greater numbers of houses being released on our current contracts and have completed/secured several multi-family, multi-story projects in the Southern California market. The Company has been successful in securing orders for Eco Red Shield protected lumber and truss package, with a premium, from the production builders based upon the merits of the Eco Red Shield protection and not having to provide the labor component.

Recently the Company has engaged with QAI Laboratories, a similar consumer rating and product monitoring agency as Underwriters Laboratories (UL), to certify the coating process and provide a listing for the fire efficacy of Eco Red Shield treated lumber products.  On September 4th, 2012 the Company successfully achieved QAI Laboratories (QAI) listing B1053-1, providing evidence that Eco Red Shield’s fire protection qualities now meets building code requirements for Class “A” , structural one-hour rated, flammability performance on Douglas Fir solid sawn lumber, making Eco Red Shield protected lumber equivalent to the traditionally accepted fire retardant treated wood (FRTW) for interior use. Achieving the QAI listing for Flame spread properties renders Eco Red Shield protection applied to solid sawn lumber the first topical wood treatment of its kind for interior Class “A” flammability, Wood Ingesting Organisms including Formosan Termites and Wood‐Rot Decay to meet building code requirements. Building officials, architects, contractors, specifiers, designers and others utilize QAI listings and product labeling to provide a basis for using or approving Eco Red Shield coated lumber products in construction projects under the International Building Code. The Company will continue to qualify other species and panel products for similar ratings. The Company has also submitted Eco Red Shield for an approval in Hawaii and the City of Los Angeles to achieve the issuance of an LA Research Report.

ECOB now believes that it has the first ever certified topical wood treatment in the industry for all the attributes of protection.  To date the industry never had available a product like Eco Red Shield providing an approved treatment that combines ,wood-rot decay, Formosan termite protection and Class A structural fire ratings with the value added benefits of mold inhibition. The topical application provides for a lower cost manufacturing process than traditional pressure methods allowing the company to maintain greater margins offering a superior product for similar or lower costs than traditional market competition. This has created great opportunities for the Company to offer a superior product to retailers at a lower cost allowing the retailers to achieve greater margins for similar/equivalent shelf space.

The Company is now in the process to cross over the chasm into the main stream market with Eco Red Shield treated lumber products. Albeit we are receiving demand from many sectors of the market we are cautiously approaching the supply chain to make sure we are able to maintain margins, provide a competitively priced product and blend into the supply chain the most cost effective way.  The Company will have to create or form alliances with existing manufacturers, wholesalers and or distribution companies in order achieve this goal.  Management wants to be sure to make the proper decisions and create the right partnerships as they are hard to unwind later. The Company continues to bid and negotiate the supply of housing in the emerging economies around the world.  We continue to actively pursue this business with the expectations to bring Eco Red Shield treated lumber products to the world as a Technically Advanced Building Material.

The Company has faced many challenges over the past year. Management feels confident with all of the product certification achievements coupled with an improving housing market in the USA and the industry acceptance of Eco Red Shield as a viable competitive product we will start to earn a percentage of the total wood production as a function of our sales model.  We continue to face financial challenges in the up-coming year however market acceptance of our product will create the sales revenue to allow the Company the ability to experience continued growth.

Competitive Advantages

ECOB products have a distinct advantage over non-treated lumber products in that it resists mold, rot, decay, termites and fire. Beyond those clear advantages, ECO products have environmental implications as well.

GREENGUARD Children & Schoolssm certified.

Termite infestation, mold and wood rot:

New trees must be sacrificed to save/remediate existing structures

Fumigation is the only recourse for termites; the process is dirty and toxic to the atmosphere

Mold has the potential to cause serious health problems and contribute to unhealthy interior air environments

Approved topical application methods provides for a lower cost than traditionally treated lumber products.

Eco Red Shield is now an approved product for Wood-Rot Decay, Formosan Termites and Class “A” fire protection never before combined in a single approved application.  Additionally Eco Red Shield provides mold protection.

Eco Red Shield is approved to be applied to the entire super structure of a home, traditional pressure treatments cannot be used in vertical load bearing applications or on engineered wood products.

Affordable fire protection for wood framed buildings everyone can afford.

Reduce the risk of losing homes and commercial properties to fire; and

Protect life and property

Coating technology:

Prior industry methods of incising or pressure treatment modify structural values; and

Lower cost application technology provides for lower cost end use product

It is our belief, based upon our experience in the eco-friendly construction industry, that the use of ECOB products will increase the sustainability of our forest by creating a life-long wood product that will reduce consumption.

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

It is likely that competitors will field their own offerings, and a few already exist in partial or equivalent form, such as FrameGuard offered by Arch Chemical and Nature Wood offered by Osmose, Inc. However, these are chemical companies that sell to independent wood treaters and lumberyards. They cannot provide an integrated construction package as described herein and therefore provide value pricing to the builder. We believe that for the foreseeable future, the integrated construction value package approach will be an ECOB competitive advantage.

From time to time, we will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. There is no assurance that we will be successful in obtaining suitable investment, financing or purchase contracts for our products.

Employees

As of June 30, 2012, ECO had 45 full time and 2 part time employees consisting of   Mr. Conboy, who is also a Director, Mr. Vuozzo, our Chief Technical Officer and Director, 5 administrative, 2 engineering, 3 marketing, 33 production and production support personnel. We anticipate that we will hire additional key staff as operations develop in areas of Chief Operating Officer, Vice President Sales and Marketing; research and development, administration and accounting, business development, operations , and sales and marketing.

We expect to continue to use contract labor, management consultants, attorneys, accountants, engineers, and other professionals as necessary to support our management and administrative requirements.  The need for employees and their availability will be addressed on a continuing basis.

On September 10, 2012, the Company awarded a Supply Contract for Eco Red Shield Coated Lumber, Trusses and EWP for Construction of 77 units Apartment Complex Located in Marina Del Rey, California. TriCal Construction, Inc., the developer of the project, choose Eco Red Shieldtm coated lumber products based upon the merits of the lumber protection from mold, wood-rot, termites and fire properties. ECOB successfully quoted Eco Red Shield coated lumber at a competitive price versus value proposition without having to perform the framing labor services.

Construction of the Hampton Inn hotel in Mission Valley

On August 21, 2012, the Company awarded the lumber and labor framing contract to build the Hampton Inn hotel located in Mission Valley. This five story project consists of 182 units, incorporating Eco Red Shield™ protection, located in Mission Valley, "Hotel Circle" San Diego, California.

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

Product Sales

The Company had product sales revenue of $821,209, $491,623 and $463,418 to three customers, representing 22%, 13% and 12% of total sales for year ended June 30, 2012, respectively. No long term fixed contracts control any future sales to these customers; each project is bid and granted individually.

Governmental Regulation

It is impossible to predict all future government regulation, if any, to which we may be subject until it has been in production for a period of time. The use of assets and/or conduct of business that we are pursuing will be subject to environmental, public health and safety, land use, trade EPA and other governmental regulations, as well as state and/or local taxation. In acquiring and/or developing businesses in the wood treatment industry, management will endeavor to ascertain, to the extent possible due to its current limited resources, the effects of such government regulation on our prospective business. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of all potential government regulation. The inability to ascertain the complete effect of government regulation on current or future business activity makes our business a higher risk.

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

Manhattan Resources Limited

On February 14, 2011, Eco Building Products, Inc., formerly EcoBlu Products Inc. (“Eco”) entered into an investment agreement (the “Investment Agreement”) with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL (the “Investment Agreement”). On February 14, 2011, Eco also entered into a revolving credit and warrant purchase agreement (the “Credit and Warrant Agreement”) with MRL. Agreements, securities, and obligations also were confirmed with SLM Holding PTE, Ltd. (SLM) a wholly owned subsidiary of MRL, and Swanny Sujanty, an individual, including transfer of 9,500,000 shares of restricted stock from Steve Conboy, the CEO of Eco, to Swanny Sujanty. Copies of these above agreements (the "Past Agreements") and their terms were disclosed under the Eco Form 8-K filling on February 16, 2011. Herein "MRL" includes MRL, LTK, SLM, and Swanny Sujanty, considered affiliates to MRL by Eco. At various points, the past year, Eco, offered MRL for MRL and affiliates, an arrangement whereby all their interests in Eco and all obligations of Eco to any of them would be exchanged for a promise to make a future buyout payment. On July 9, 2012 lawyers for Eco advised Eco that the aspect of the Offer, below, and the communication that an agreement was reached is legal grounds, subject to potential judicial determination, supporting Eco's conclusion that MRL has agreed to Eco's offer including selling all interests back to Eco for promise of a future payment, as stated below. If judicial action was taken, Eco may or may not be successful. Previously, on June 13, 2012, Eco was advised that MRL had accepted Eco's Offer.
The Offer was as follows:

1. MRL surrenders all rights and interests in Eco. This includes all securities.
2. Eco agrees to repay or pay MRL the sum of $10,000,000 USD on or before 24 months from acceptance, or June 13, 2014. (Recently determined to be an additional $500,000 USD, total $10,500,000.)
3. The only obligation that survives the settlement or agreement is the obligation of Eco to pay the sum stated. Based on the Offer and the communicated acceptance, Eco proceeded to prepare and provide a document to memorialize the agreement but was informed by MRL that it was not accepted. Various communications followed.

On or about September 7, 2012, a law firm claiming to represent MRL supplied a letter to Eco. On September 19, 2012 Eco obtained the advice of litigation counsel which, after review and consultation, concluded to the effect that the letter is material, notwithstanding current or recently past communications impacting upon the veracity of the contents of the letter, or the intention of the letter. The contents of the letter include statements advising Eco that Eco is in breach of the Revolving Credit and Warrant Purchase Agreement referenced above ("Revolving Agreement"), and the Investment Agreement dated February 14, 2011 referenced above. It is not clear if that law firm (the firm that sent the letter) also represents the other parties noted in the agreements other than MRL. The letter claims the transactions, previously reported, by Eco relating to the Purchase Agreement and granting of a security interest, August 13, 2012, per the previously filed Form 8K of Eco August 22, 2012, was a breach of various provisions of the agreements relating to MRL, they (MRL) will enforce their rights, and reserve rights, and that an Event of Default has happened under Section 6(a) of Revolving Agreement, in that Eco failed to pay the $5,000,000 allegedly due. The same claims of default as to interest, and that they do not agree that MRL agreed to forebear from individually enforcing rights or remedies. Eco takes the position that an agreement, altering the rights of MRL and related others, was previously offered and accepted and that it means that MRL and noted affiliates surrendered to Eco rights and interests in Eco and no longer can claim they own securities in Eco, and this was in exchange for Eco supplying the concurrent promise to pay the sum of $10,500,000 by June 13, 2014; that the securities held by MRL and affiliates are or should be deemed cancelled or retired; and that Eco is willing to negotiate and entertain, though not obligated, repaying the sum with interest, as well as any "amendment" or terms for orderly procedures of the parties. This would mean that Eco also believes the Past Agreements no longer apply. Eco is now seeking the advice of counsel and has believes that MRL is open to settle and resolve the differences and demands of MRL communicated to Eco and while it plans to vigorously defend and protect its interests, it also continues to express the interest to reach an amicable resolution with MRL. No assurance can be given that Eco will be successful in the resolution, if possible, of such claims.

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

Fiscal Quarter Ended	High	Low
June 30, 2012	$0.14	$0.07
March 31, 2012	$0.15	$0.07
December 31, 2011	$0.19	$0.11
September 30, 2011	$0.31	$0.16
June 30, 2011	$0.30	$0.08
March 31, 2011	$0.10	$0.06
December 31, 2010	$0.14	$0.03
September 30, 2010	$0.26	$0.09
June 30, 2010	$0.40	$0.23

At June 30, 2012, there were approximately 140 holders of record of our Common Stock. There are 50,250,000 warrants outstanding to purchase shares of our Common Stock subject to conditions and limitations.

Equity Compensation Plan Information

The Eco Building Products, Inc. 2012 Employee and Consultant Stock Plan was adopted by majority vote of the Board of Directors on June 14, 2012.  The plan authorizes 10, 000,000 shares to be issued under the plan. As of June 30, 2012 a total of 7,000,000 shares remain available for issuance under the plan.

We have no other equity compensation plan at this time.

Dividend Policy

Since inception, no dividends have been paid on our common stock.  The Company does not anticipate paying any cash dividends on its common stock in the next 12 month period. The payment of any dividends is at the discretion of the Board of Directors.

Recent Sales of Unregistered Securities

Warrants

There is no warrant and stock issued during the year of FYE 12.

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

Pursuant to the terms of the Credit and Warrant Agreement, MRL extended a $5,000,000 revolving facility (the “Loan Facility”) in advances of $500,000, each, from time to time.  On July 26, 2011, the Company borrowed $3.0 million on the Loan Facility.  In consideration of the Loan Facility, the Company issued MRL a 5-year warrant to subscribe for 50,000,000 common shares at an exercise price of $0.10 per share (the “Warrant”).  The warrants were valued at $3,025,148 on July 26, 2011 and expire on July 26, 2016.  The valuation of these warrants was determined using the multi-nomial lattice model using an exercise period of 5 years, risk free rate of 1.51%, volatility of 163%, and an exercise price of the warrant is $0.1 per share.

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

Private Placement of Debenture and Shares

On August 13, 2012, Eco entered into a Securities Purchase Agreement (the "Purchase Agreement") wherein the Company agreed to privately issue and sell (the "Offering") and the purchaser identified on the signature page to the Purchase Agreement (the "Purchaser") agreed to purchase (i) $1 million, in the aggregate, of Original Issue Discount Senior Secured Convertible Debentures due on November 13 ,2012 (the "Debentures") and (ii) an aggregate of 3,500,000 shares (the "Shares") of the Company's common stock, par value $0.001 per share (the "Common Stock").

The Company sold to the Purchaser the Debenture having a principal amount of $1,080,000. At any time after the Original Issue Date until the Debenture is no longer outstanding, the Debenture shall be convertible, in whole or in part, into shares of Common Stock at the option of holder, subject to certain conversion limitations set forth in the Debenture, at a conversion price equal to the lesser of (i) $0.08, subject to adjustment thereunder, and (ii) 80% of the average of the lowest 3 closing prices during the 3 trading days immediately prior to any such date of conversion.

Upon any Event of Default, the outstanding principal amount of the Debenture, plus liquidated damages, interest and other amounts owing in respect thereof through the date of acceleration, shall become, at holder's election, immediately due and payable in cash. Commencing after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. To secure the Company's obligations under the Debenture, the Company granted a security interest in substantially all of its property to secure the prompt payment, performance and discharge in full of all of the Company's obligations under the Debenture in accordance with that certain security agreement between the Company and the Purchaser, dated as of August 13, 2012 (the "Security Agreement"). Furthermore, the Company's subsidiaries entered into a subsidiary guarantee, dated as of August 13, 2012 (the "Subsidiary Guarantee"), to guarantee the prompt and complete payment and performance when due of all of the obligations pursuant to the Debenture and transaction documents.

Management's Discussion and Analysis of Financial Condition and Results of Operations –

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

Financial Condition and Results of Operations

Results of Operations for the Year end June 30, 2012 as Compared to the Year ended June 30, 2011

During 2011, we adopted our wood coating chemistry process Eco Red Shield. This change had a significant impact on our gross profit projections as discussed below.

Revenues and Cost of Sales - For the year ended June 30, 2012 we had total revenues of $3,723,374 from product and equipment sales, as compared to $1,338,962 in revenues from product sales for the previous year  Our cost of sales for the year ended June 30, 2012 was $4,104,860 and $1,588,430, respectively. Our gross loss (cost of sales in excess of sales) for the year ended June 30, 2012 of $381,486 was caused by writing off all of the obsolete and slow moving inventories which have accumulated for periods of time.

Operating Expenses - For the year ended June 30, 2012, our total operating expenses were $9,198,760 as compared to $3,757,545 for the year ended June 30, 2011. Included in our operating expenses for the year ended June 30, 2012 was compensation costs of $4,461,765 of which $744,033 was accrued and not paid.  Moreover, $2,119,935 of the $4,461,765 compensation cost was related to 74,800,000 shares of our common stock issued to the Company’s employees and officers during the year.  Other significant operating costs we incurred during the year ended June 30, 2012 included research and development of $221,187, marketing of $119,724, rent of $647,775, other general and administrative costs of $1,388,864 and professional fees of $2,105,651 which included stock based compensation of $1,483,009. The $1,483,009 was the value assigned to the issuance of 14,496,397 shares of our common stock to the attorney for legal services.

Our operating expenses for the year ended June 30, 2011 of $3,757,545 included consulting expense of $356,034, legal and professional fees of $863,390, rent of $353,585, compensation of $1,189,775, marketing of $212,608, research and development of $113,733 and other general and administrative expenses of $668,420.  Consulting expense of $356,034, which included $142,000 in stock based compensation, which was the value assigned to 1,716,010, shares of our common stock issued to third party consultants during the year.

Other Income (Expenses) - For the year ended June 30, 2012 we had other expenses that included a ($420,002) loss on the modification of debt, and interest expense of ($1,183,885). This is compared to the year ended June 30, 2011, in which our other income (expenses) included $333 interest income, gain of $310,900 from settlement of debt, loss of $(421,600) from modification of debt, change in the fair value of our derivative liabilities of 121,590 , and interest expense of $1,990,230.  The interest expense for the year ended June 30, 2012 included $940,662 amortization of loan fees related to the Company issued 50,000,000 warrants in exchange for the payment of the $ 3.0 million prepaid loan fees in connection with the MRL $5 million line of credit.

Liquidity and Capital Resources

On June 30, 2012, we had $111,251 in cash on hand.  During the year ended June 30, 2012, net cash used in our operating activities amounted to $ 4,357,925. Net cash used during the same period for our investing activities totaled $ 462,926. During the same year, we received proceeds resulting in net cash from financing activities of $ 4,850,454 of which $5,000,000 was received through drawdowns on the revolving facility (the “Loan Facility”); $889,500 was received through the issuance of common stock and $1,039,046 was used to reduce debt owed to related parties.

During the year ended June 30, 2011, net cash used in our operating activities was amounted to $4,793,258. Net cash used during the same period for our investing activities totaled $266,725. During the same year, we received proceeds resulting in net cash from financing activities of $4,756,097 of which $5,000,000 was received through the issuance of 81,000,000 shares of our common stock, $200,000 was received through loans from unrelated third parties and $1,596,118 was received through loans from related parties  Of the $6,796,118 received during the year, $704,772 was used to reduce our debt obligations to third parties, $1,335,239 was used to reduce debt owed to related parties, and $10 was used to acquire 27,037,500 warrants from a related parties which were subsequently cancelled.

On July 11, 2012, the Company received one hundred million ($100,000,000.00) dollar standby letter of credit assigned from InsurFinancial Holdings Plc issued by Bank of China to support the major expansion in the Company's core business.   This facility credit support will last for four years and will not expire until December 4th, 2016. It supports us in negotiations with others that in the event we are unable to meet liabilities to creditors that are due and can't be paid, then we can seek to draw down on the credit support (subject to conditions and limitations).

Additionally, the agreement grants an option that allows InsurFinancial Holdings, Plc to convert their fee into an equity investment of up to five million ($5,000.000.00) dollars each year for the next four years. The option calls for the share price of the additional equity investment to be calculated at 120% of the three month trailing average of ECOB's stock. The Company now has the availability of credit which should enhance credit support for the future liabilities incurred in the rapid expansion of the demand for its products.

During the year ended June 30, 2011, the Company entered into an investment agreement and a revolving credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under investment agreement, the Company received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Subsequently, upon the effective date of the revolving credit and warrant purchase agreement the Company has the ability to borrow up to an additional $5,000,000.  Besides the $3,000,000 was borrowed in July, 2011 the remaining $2,000,000 was borrowed between October and November 2011. With the infusion of the initial $5,000,000 under the investment agreement and up to an additional $5,000,000 under the revolving credit and warrant purchase agreement, management believes it the funding provides sufficient capital to continue operating the Company and allow it to become profitable, however; no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations. As of October 12, 2012 the Company had cash on hand of $72,799 and $5,000,000 of capital available to them under the MRL line of credit, of which the entire $5,000,000 was borrowed during October and December, 2011 and the Company has stopped paying interests recently due to the Company position, contradicted by MRL, that termination of agreement applies and that MRL is no longer the major investor of the Company.  Since the Company had borrowed the entire $5,000,000 line of credit during the three months ended December 31, 2011, which made no available credit under this agreement at this period.

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

Convertible Debentures
If the conversions feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method. If a BCF is convertible into a variable number of shares it is accounted for as a derivative liability.

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

Warranty Costs
The Company provides a ten-year warranty on its products. The Company accrues for the estimated warranty costs at the time when revenue is recognized. The warranty accruals are regularly monitored by management based upon historical experience and any specifically identified failures. While the Company engages in extensive product quality assessment, actual product failure rates, material usage or service delivery.

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

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Eco Building Products, Inc. (formerly EcoBlu Products, Inc.)  and subsidiaries

We have audited the accompanying consolidated balance sheet of Eco Building Products, Inc. and subsidiaries (collectively the “Company”) as of June 30, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. The consolidated financial statements of the Company as of June 30, 2011 were audited by other auditors whose report dated September 28, 2011, expressed an unqualified opinion on those consolidated financial statements. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eco Building Products, Inc. and subsidiaries as of June 30, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sam Kan & Company

Alameda, California
October 12, 2012

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

/s/ dbbmckennon

dbbmckennon
Newport Beach, California
September 28, 2011

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30	June 30
	2012	2011

ASSETS
CURRENT ASSETS
Cash	$111,251	$81,648
Accounts receivable, net of allowance for doubtful accounts of $18,727
and $0 at June 30, 2012 and June 30, 2011	666,223	369,840
Inventories	922,646	1,542,378
Prepaid loan facility fee - related party, current portion	1,008,383
Prepaid expenses	7,297	85,967
Deposits	7,100
Other current assets	-
Total current assets	2,722,900	2,079,833

PROPERTY AND EQUIPMENT, net	1,207,035	743,523

OTHER ASSETS
Accounts receivable - long-term portion	-	81,648
Intangible assets	16,325	-
Prepaid loan facility fee - related party	1,078,861	-
Equipment deposits - related party	-	188,447
Total other assets	1,095,186	270,095

TOTAL ASSETS	$5,025,121	$3,093,451

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$426,179	$440,471
Payroll and taxes payable	1,594,848	728,751
Advances from related party	-	63,163
Other payables and accrued expenses	336,287	58,484
Deferred revenue	33,640	20,500
Current maturities of notes payable	8,670	-
Line of credit payable - related party	1,666,667	1,029,111
Loans payable - related party	201,480	174,217
Loans payable - other	44,500	44,500
Total current liabilities	4,312,271	2,559,197

LONG TERM LIABILITIES
Line of credit payable - related party	3,333,333	-
Notes payable, less current maturities	17,295	-
Total long term liabilities	3,350,628	-

TOTAL LIABILITIES	7,662,899	2,559,197

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 500,000,000 shares authorized,
290,961,669 shares issued and outstanding at June 30, 2012
and 178,286,100 shares issued and outstanding at June 30, 2011	216,162	178,286
Additional paid-in capital	18,578,613	10,622,135
Accumulated deficit	(21,432,553)	(10,266,167)
Total stockholders' equity (deficit)	(2,637,778)	534,254

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,025,121	$3,093,451

The accompanying notes are an integral part of these consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	June 30	June 30
	2012	2011

REVENUE
Product sale, net	$3,723,374	$1,338,962

TOTAL REVENUE	3,723,374	1,338,962

COST OF SALES	4,104,860	1,588,430

GROSS LOSS	(381,486)	(249,468)

OPERATING EXPENSES
Research and development	221,187	113,733
Marketing	119,724	212,608
Goodwill/Donation	51,777	-
Compensation and related expenses	4,461,765	1,189,775
Rent - facilities	647,775	353,585
Professional fees	2,105,651	863,390
Consulting	202,017	356,034
Other general and administrative expenses	1,388,864	668,420
Total operating expenses	9,198,760	3,757,545

LOSS FROM OPERATIONS	(9,580,246)	(4,007,013)

OTHER INCOME (EXPENSE)
Interest income	-	333
Interest expense	(424,840)	(1,990,230)
Gain (loss) on settlement of debt	-	310,900
Other (Expense)	(3,500)	-
Other Income	21,247	-
Loss on modification of debt	(420,002)	(421,600)
Change in fair value of derivative liability	-	121,590
Total other income (expense)	(827,095)	(1,979,007)

LOSS BEFORE PROVISION FOR INCOME TAXES	(11,166,386)	(5,986,020)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(11,166,386)	$(5,986,020)

NET LOSS PER COMMON SHARE - BASIC	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	188,505,763	118,896,970

The accompanying notes are an integral part of consolidated financial statements.

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD OF JULY 1, 2010 TO JUNE 30, 2012

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Totals
BALANCE, July 1, 2010	75,594,333	$75,594	$3,368,972	(20,000)	$(4,280,147)	$(855,581)
Issuance of common stock for cash	81,000,000	81,000	4,919,000	-	-	5,000,000
Issuance of common stock for settlement of debt	18,681,661	18,682	771,036	-	-	789,718
Issuance of common stock for professional services	2,510,106	2,510	236,551	-	-	239,061
Issuance of common stocks for consulting services	500,000	500	34,500	-	-	35,000
Stock based compensation from option grants	-	-	14,190	-	-	14,190
Compensation recognized on warrant grant	-	-	14,925	-	-	14,925
Repricing of warrant grant	-	-	140,981	-	-	140,981
Reclassification of derivative liability	-	-	1,534,627	-	-	1,534,627
Discount amortization on related party convertible debt	-	-	(392,647)	-	-	(392,647)
Cancelation of subscription receivable	-	-	(20,000)	20,000	-	-
Net loss	-	-	-	-	(5,986,020)	(5,986,020)
BALANCE, June 30, 2011	178,286,100	178,286	10,622,135	-	(10,266,167)	534,254

Issuance of common stock for cash	16,500,000	16,500	873,000	-	-	889,500
Issuance of common stock for settlement of debt	6,879,172	6,880	413,122	-	-	420,002
Issuance of common stock for legal services	14,496,397	14,496	1,468,513	-	-	1,483,009
Issuance of warrants for prepaid loan fee	-	-	3,025,148	-	-	3,025,148
Issuance of common stock for officers' compensation	62,000,000	-	1,799,935	-	-	1,799,935
Issurance of common stock for employees	12,800,000	-	320,000	-	-	320,000
Compensation recognized on options grant	-	-	56,760	-	-	56,760
Net loss	-	-	-	-	(11,166,386)	(11,166,386)
BALANCE, June 30, 2012	290,961,669	$216,162	$18,578,613	$-	$(21,432,553)	$(2,637,778)

The accompanying notes are an integral part of these consolidated financial statements.

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended June 30,
	2012	2011

Cash flows from operating activities
Net loss	$(11,166,386)	$(5,986,020)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on modification of debt by issuance of common stock	420,002	421,600
(Gain) on settlement of debt	-	(310,900)
Interest on amortization of debt discount	-	888,946
Amortization of loan fees	940,662	176,606
Interest on repricing of warrant	-	140,981
Change in fair value of derivative liability	-	(121,590)
Charge off of trademark costs	-	4,871
Common stock issuance for services	3,602,944	273,927
Common stock issuance for payment of rent and lease settlement	-	80,000
Compensation recognized on option grants	56,760	14,190
Depreciation and amortization expense	171,536	76,285
Reserve for obsolesence inventory	674,348	-
Bad debt expense	18,727	6,305
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(233,462)	(447,430)
(Increase) in customer deposit	-	20,500
(Increase) decrease in other receivable	-	1,000
(Increase) decrease in inventory	(54,616)	(862,998)
(Increase) decrease in prepaid expenses & other current assets	71,570	(48,540)
Decrease in deposits	-	45,155
Increase in accounts payable	(14,292)	160,748
(Increase) in prepaid expenses & other non current assets	(2,758)	-
Increase in other payable and accrued expenses	975,823	664,790
Increase in accrued interest added to principle	181,217	8,316
Net cash used by operating activities	(4,357,925)	(4,793,258)

Cash flows from investing activities
Purchase of property and equipment	(609,290)	(204,330)
Purchase of software licenses	(25,000)	-
Purchase of intangible assets	(17,083)	-
Payments for equipment deposits - related party	188,447	(26,830)
Payment for leasehold improvements	-	(35,565)
Net cash used by investing activities	(462,926)	(266,725)

Cash flows from financing activities
Proceeds from related party line of credit advances	5,000,000	-
Proceeds from debt issuance	-	200,000
Proceeds from issuance of common stocks	889,500	5,000,000
Proceeds from related party advances and notes	-	1,596,118
Repayments of debt issuances	-	(704,772)
Repayments of related party advances and notes	(1,039,046)	(1,335,239)
Payment to related party for cancellation of warrant	-	(10)
Net cash provided by financing activities	4,850,454	4,756,097

Net change in cash and cash equivalent	29,603	(303,886)

Cash and cash equivalent at the beginning of year	81,648	385,534

Cash and cash equivalent at the end of year	$111,251	$81,648

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,000	$745,377
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of warrant in connection with the loan fee of line of credit	$3,025,148	$-

The accompanying notes are an integral part of these consolidated financial statements

NONCASH INVESTING AND FINANCING ACTIVITIES

Year Ended June 30, 2012

During the year ended June 30, 2012, the Company issued 14,496,397 shares of its common stock for legal services valued at $1,483,009 (See Note 11).

During the year ended June 30, 2012, the Company issued 62,000,000 and 12,800,000 shares of its common stock to officers and employees, respectively, for employees compensation valued at $2,176,695 (See Note 11).

From December 2011 to February 2012, the Company issued 6,879,172 shares of its common stock at $420, 002 in exchange for the debt settlement with the third party lender (See Note 11).

In September 2011, the Company issued warrants to its major shareholder in exchange for the $3,025,148 prepaid loan fee for the $5 million line of credit from the major shareholder (See Note 11).

Year Ended June 30, 2011

During the year ended June 30, 2011, the Company was a party to an agreement whereby certain increments of a $127,000 convertible note payable was assigned by the original investor to a third party.  The assignment agreement included modifications to the debt increments and embedded conversion features that were more favorable to the lender, resulting in a $161,667 loss on debt modification that was charged to operations.  During the year ended June 30, 2011, a total of $132,054 of debt increments were assigned to this third party and converted into 2,685,861 shares of the Company's common stock at prices ranging from $0.07 to $0.17 per share.

During the year ended June 30, 2011, a total of $132,054 of debt increments were assigned to this third party and converted.

During the year ended June 30, 2011, the Company was a party to an agreement whereby a $360,000 convertible note was assigned in full to the same third party as the note increments described above.  The assignment agreement included modifications to the debt and its embedded conversion feature that were more favorable to the lender, resulting in a $259,933 loss on debt modification that was charged to operations.  Pursuant to this debt modification, the Company recognized a derivative liability with an initial value of $247,364 due to a change in the exercise price of the embedded conversion feature from fixed to variable.  As of the year ended June 30, 2011, debt totaling $385,991 was converted into 15,457,776 shares of the Company's common stock at prices ranging from $0.04 to $0.14 per share (See Note 6).

During the year ended June 30, 2011, the Company issued 400,000 common shares as additional consideration for the cancellation of the Company's lease on its Texas facilities.  These shares were valued at $80,000 (See Note 11).

During the year ended June 30, 2011, the Company issued 1,774,000 shares of its common stock for consulting and advisory services valued at $153,840.  Also during the year, the Company issued 500,000 shares for sales commissions valued at $35,000 (See Note 11).

During the year ended June 30, 2011, the Company issued 736,106 shares of its common stock for legal services valued at $85,221 (See Note 11).  debt due professionals and consultants. The Company valued the shares at $30,005 and recognized a net gain on the cancellation of  indebtedness of $12,706 (See Note 11).

During the year ended June 30, 2011, the Company had recognized derivative and warrant liabilities as a result of committed and  outstanding common shares in excess of the number of shares authorized (See Note 9).  In January 2011, pursuant  to a state-approved increase to the Company's authorized capital, derivative and warrant liabilities totaling $1,534,627 for the former excess shares were reclassified to additional paid-in capital.

During the year ended June 30, 2011, the Company agreed to reduce the exercise price of 3,750,000 of its warrants from $0.40 per share to $0.20 per share.  A total of $140,981 was charged to interest expense for the re-pricing of these warrants (See Note 11).

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

In April 2011, options to purchase a total of 1,200,000 were granted to two officers of the Company pursuant to their employment agreements. The exercise price is $0.10 per share and the options expire in April 2016. The Company valued the 1,200,000 options at $113.520, which  are being charged to operations over the two year vesting period.

In June 2011, the Company entered into a consulting agreement with an unrelated third party. Under the terms the agreement, the Company  paid $30,000 and issued warrants to purchase 250,000 shares of the Company's common stock that were valued at $14,925. In addition, an additional $22,500 is due under the agreement. The cost including the value of the warrants totaling $67,425 charged to prepaid expense and is being amortized over the term of the agreement.

During the year ended June 30, 2011, the Company issued 138,024 shares of its common stock in exchange for the cancellation of debt due professionals and consultants. The Company valued the shares at $30,005 and recognized a net gain on the cancellation of indebtedness of $12,706 (See Note 11).

The accompanying notes are an integral part of these consolidated financial statements.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

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

On April 8, 2011, the Company formed Red Shield Lumber, Inc. (“Red Shield”) in British Columbia, Canada.  Red Shield was formed for the purpose of opening a plant in Canada utilizing the Company’s red coating process for sale and distribution. As of June 30, 2012, the wholly owned subsidiary is fully operated.

On May 31, 2011, the Company formed E Build & Truss, Inc. (E Build) on May 31, 2011 in the State of California.  E Build was formed for the purpose of operating the Company’s Truss manufacturing activities. As of June 30, 2012, the Company has purchased equipment through this wholly owned subsidiary.

In December 2011, the Company formed Seattle Coffee Exchange (“Seattle”) in the State of California.  Seattle is a coffee shop which is located in the 1st floor of the Company’s corporate headquarters in Vista, CA.  This wholly-owned subsidiary has not started its operations as of June 30, 2012.

As of June 30, 2012, the Company owns 100% of E Build, Red Shield and Seattle

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

During the year ended June 30, 2011, the Company entered into an investment agreement and a revolving credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL Under investment agreement, the Company received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Subsequently, upon the effective date of the revolving credit and warrant purchase agreement the Company has the ability to borrow up to an additional $5,000,000.  As of December 31, 2011, the Company has already borrowed the entire $5 million line of credit from MRL.

In order to continue to gain market shares in the lumber industry, on July 11, 2012, the company received one hundred million ($100,000,000.00) dollar standby letter of credit from InsurFinancial Holdings Plc backed by Bank of China to support the major expansion in the Company's core business.   This facility credit support will last for four years and will not expire until December 4th, 2016.

Additionally, the agreement grants an option that allows InsurFinancial Holdings, Plc to convert their fee into an equity investment of up to five million ($5,000.000.00) dollars each year for the next four years. The option calls for the share price of the additional equity investment to be calculated at 120% of the three month trailing average of ECOB's stock. The Company now has the availability of credit which should enhance credit support for the future liabilities incurred in the rapid expansion of the demand for its products.

The Company has faced many challenges over the past year. Management feels confident with all of the product certification achievements coupled with an improving housing market in the USA and the industry acceptance of Eco Red Shield as a viable competitive product we will start to earn a percentage of the total wood production as a function of our sales model.  We continue to face financial challenges in the up-coming year however market acceptance of our product will create the sales revenue to allow the Company the ability to experience continued growth.

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

Allowance for Doubtful Accounts
An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages, information collected from individual customers related to past transaction history, credit-worthiness, changes in payments terms and current economic industry trends.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. The allowance for doubtful account was $18,727 and $0, respectively, as of June 30, 2012 and June 30, 2011.

Inventories
Inventories primarily consist of chemicals, labor and lumber and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value).  Net realizable value is the respective inventory’s estimated selling price reduced by the cost of completion and disposal.  The Company also evaluates its inventories in an ongoing basis based on the demand of its inventories.  If the Company deemed that the inventories do not have demand, the Company

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

reserves those slow moving inventories as obsolescence inventories.  As of June 30, 2012, the Company wrote off $659,781 as obsolescence inventory and recorded under “cost of sales” under the Consolidated Statements of Operations.  The gross profit before the inventory obsolescence write off of $659,781 would have been $278,295.

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

Long-Lived Assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  At June 30, 2012, the Company determined that none of its long-term assets were impaired.

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

Loss Per Share
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." A basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. A diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect.   Potential common shares at June 30, 2011 that have been excluded from the computation of diluted net loss per share included convertible debt of 1,029,111 convertible into 10,501,134 shares of common stock, warrants exercisable into 250,000 shares of common stock and options exercisable into 1,200,000 shares of common stock.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

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

Convertible Debentures
If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.  If a BCF is convertible into a variable number of shares it is accounted for as a derivative liability.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

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

The Company had product sales revenue of $463,374, $821,277 and $491,691 to three major customers representing 12%, 22% and 13% of total sales for year ended June 30, 2012, respectively.

The Company had product sales revenue of $415,345, $204,322 and $169,783 to three major customers representing 31%, 15% and 13% of total sales for year ended June 30, 2011, respectively.

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

Research and Development Expenses
Research and development expenses consist of expenses related to its wood coating process. It is charged to operations when incurred. We incurred $221,187 and $113,733 for the years ended June 30, 2012 and 2011, respectively.

Deferred revenue
The Company recorded deferred revenue for products or services that have been paid by the customers but the products have not been shipped or services have not been provided to the customers.  The Company recorded $33,640 and $20,500 on deferred revenue for the fiscal year ended June 30, 2012 and June 30, 2011, respectively.

Advertising Cost
Advertising costs are charged to operations when incurred.  During in the years ended June 30, 2012 and 2011 the Company incurred $119,724 and $212,608 respectively in advertising and promotion costs.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

Litigation and Settlement Costs
Legal costs are expensed as incurred. We are involved in disputes, litigation and other legal actions in the ordinary course of business. We continually evaluate uncertainties associated with litigation and record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. In the event of settlement discussions, this generally occurs when an agreement in principle has been reached by both parties that include substantive terms, conditions and amounts. If a settlement has more than one element, we account for the agreement as a multiple element arrangement and allocate the consideration to the identifiable elements based on relative fair value. Past multiple element settlement agreements have included the licensing of intellectual property for future use and payments related to alleged prior infringement.

Recent Accounting Pronouncements

In June 2011 the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We adopted the provisions of this guidance effective July 1, 2012, as reflected in the unaudited condensed consolidated statements of comprehensive income herein.

3.  Balance Sheet Components

Inventories

Inventories consisted of the following:

	For the year ended
	June 30,
	2012	2011
Chemicals	$264,510	$328,640
Lumber	658,136	1,213,738
Total	$922,646	$1,542,378

All of the Company’s inventories are pledged as collateral for the Company’s $1,500,000 Senior Secured Notes (see Note 6). In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated and untreated lumber.

Accrued Liabilities

As of June 30, 2012, the Company owed $850,815 in past due payroll taxes and accrued penalties. The Company has not yet to file the necessary payroll tax reports with the impacted taxing authorities. These amounts are recorded within payroll and taxes payable on the accompanying condensed consolidated balance sheet. Also at June 30, 2012, the Company owed $121,948 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

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

In September 2011, the Company issued 50,000,000 warrants in exchange for the payment of the $3.0 million prepaid loan fees in connection with the MRL $5 million line of credit.  The $3,025,000 total prepaid loan fees were amortized using the straight line method over the three year terms of the underlying notes.  Amortization charged to interest expense for the years ended June 30, 2012 and June 30, 2011 totaled $940,662 and $176,606, respectively.  As of June 30, 2012, the current and non-current prepaid loan facility fee was $1,008,383 and $1,078,861, respectively.

5.  Property and Equipment

Property and equipment consisted of the following:

	For the year ended
	June 30,
	2012	2011
Machinery and equipment (useful life of five to seven years)	$908,778	$629,721
Vehicles (useful life is three years)	65,991	33,896
Furniture (useful life of five years)	18,223	18,223
Software license	25,000
Computer equipment and software (useful life of three years)	88,054	74,582
Leasehold improvements (useful life of three years)	408,289	98,971
	1,514,335	855,393
Less accumulated depreciation	(307,300)	(111,870)
	$1,207,035	$743,523

Depreciation charged to operations for the year ended June 30, 2012 and 2011 amounted to $170,778 and $76,285, respectively.  All of the Company’s property and equipment are pledged as collateral for the Company’s $1,500,000 Senior Secured Notes (see Note 6).

6.  Notes Payable

Loan Facility and Credit and Warrant Agreement with MRL
On February 14, 2011, the Company entered into a revolving credit and warrant purchase agreement (the “Credit and Warrant Agreement”) with MRL. The Credit and Warrant Agreement did not go into effect until it is ratified by the shareholders of MRL, on July 26, 2011.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

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

As of June 30, 2012, the Company drew down $5,000,000 on the Loan Facility and the short term portion and the long term portion were $1,666,667 and $3,333,333, respectively.  The Company paid $46,000 interest and accrued $181,217 interest during the fiscal year ended June 30, 2012.

Convertible Notes - $100,000 Financing
On June 11, 2012, the Company entered into a definitive agreement with accredited investors to borrow $100,000 in gross proceeds before fees and expenses through the issuance of Senior Secured Convertible Notes (the “Notes”) originally due June 11, 2013.

The Notes bear interest at an annual rate of 4% payable.  At the Company's option, the interest can be paid in either cash or, subject to the satisfaction of certain customary conditions, registered shares of the Company’s common stock.  The effective conversion price for a payment in shares is determined from a computation based on 85% of the volume weighted average price of the Company’s common stock for each of the twenty (20) consecutive Trading Days immediately preceding the applicable installment date.

Pursuant to the original terms, the holders were able convert the Notes into shares of common stock at a conversion price of $0.70 at any time which upon full conversion of the Notes would have resulted in the issuance of 1,388,889 shares of common stock.   In connection with the issuance of the original Notes, the Company issued seven different series of warrants to the investors to purchase a total of 26,250,000 shares of its common stock at exercise prices ranging from $0.40 per share to $0.60 per share. The majority of the warrants expire five years from their respective date of issuance.  The warrants allowed for cashless exercise.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Senior Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance.  As of June 30, 2012 the Company recorded the relative fair values of the warrants issued to ICG USA in connection with the Senior Note in the amount of $97,397 as a debt discount upon each issuance, and expensed each debt discount as interest expense upon issuance.  Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion option was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $97,397, at the time of each issuance provided to JTR in connection with the Senior Note up to an including June 30, 2012. The debt discount for each issuance under the Senior Note is expensed as interest expense upon issuance. We recorded interest expenses in the amounts of $2,603 and $0 for the three months ended June 30, 2012 and 2011, respectively, in connection with the Senior Note.

Loan payable – related party
At June 30, 2012, the Company had a non interest bearing note payable due to its Chief Executive Officer who is also a Director and significant shareholder with a balance of $201,480.

Loans Payable - Other
The Company received $44,500 in advances from the same party that originally held the $360,000 note payable described above.  As of the date these financial statements were issued, no terms for repayment have been agreed to between the Company and this third party and the payment is paid on demand.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

The Company entered in an auto loan agreement on November 7, 2011 to lease a Ford 150 pickup truck.  The principal amount of the loan is $27,095 and the interest rate 9.99%.  The loan will be matured on October 7, 2015.  The Company is currently paying $690 auto payment per month.

The following table summarizes the notes payable for the fiscal year ended June 30, 2012.

	As of June 30, 2012
Description	Short term	Long term
Auto notes payable	$6,067	$17,295
MRL line of credit	1,666,667	3,333,333
Loan payable related party	201,480	-
Loan payable other	44,500	-
Financing with warrant issuance	2,603	-

Total notes payable	$1,921,317	$3,350,628

Moreover the following table summarizes the future minimum payment for 5-year commitments of the notes payable:

Principal
6/30/2013	$1,921,317
6/30/2014	3,340,342
6/30/2015	7,585
6/30/2016	2,701
6/30/2017	-
Thereafter	-
Total	$5,271,945

Notes payable as of June 30, 2011

Convertible Notes - $1,500,000 Financing

On March 26, 2010, the Company entered into a definitive agreement with accredited investors to borrow $1,500,000 in gross proceeds before fees and expenses through the issuance of Senior Secured Convertible Notes (the “Notes”) originally due March 26, 2011.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

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

As discussed below, the New Notes were purchased by a related party in December 2010 and the related warrants and conversion features were cancelled.  The related party also purchased the note due a private placement agent as discussed below. The combined balance of the New Notes at June 30, 2011 was $1,029,111. The principal balance and accrued interest was fully paid on July 26, 2011.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

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

Purchase of Convertible Notes by Related Party

In December 2010, SLM Holding PTE, Ltd. (“SLM”), a wholly owned subsidiary of Manhattan Resources Limited (“MRL”) and related party, purchased the New Notes and the Placement Agent notes as discussed above.  On January 12, 2011, SLM agreed to terminate 27,037,500 Series A through G warrants and conversion features related to these acquired notes for nominal consideration of $10.  The conversion features formerly comprised all rights granted to the note holders to convert debt to 4,012,500 shares of the Company's common stock.  The termination of the warrants and conversion features was deemed a substantial modification of terms and accounted for as an extinguishment of debt pursuant to ASC Topic 470-50 “Modifications and Extinguishments.”  The unamortized discount from the warrants and beneficial conversion features totaled $392,647 on January 12, 2011, and this amount was written off to additional paid-in capital since the transaction was consummated with a related party. In addition, the payment terms of note were modified requiring that the balance of the note to be paid down to $1.0 million in February 2011 with the remainder of the note incurring monthly interest at 8% per annum with the principal balance due when $5.0 credit facility is authorized, see Note 10. As indicated above the balance due the related party at June 30, 2011 including accrued interest was $1,029,111.  The balance due plus accrued interest was fully paid on July 26, 2011 through proceeds received from the credit facility.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

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

During the year ended June 30, 2011, the Company was a party to an agreement whereby a $360,000 convertible note was assigned in full to the same third party as the note increments described above.  The assignment agreement included modifications to the debt and its embedded conversion feature that were more favorable to the lender, resulting in a $259,933 loss on debt modification that was charged to operations.  Such modifications included an increase in the interest rate to 12%, a shortening of the maturity to March 10, 2011, and a change in the conversion price to 50% of the lowest trading price for 5 trading days prior to conversion.  Pursuant to this debt modification, the Company recognized a derivative liability with an initial value of $247,364 due to a change in the exercise price of the embedded conversion feature from fixed to variable (See Note 9).

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

During the year ended June 30, 2011, the Company received a $570,500 short-term loan from MRL, partially secured by inventory purchased from Megola, Inc., valued at $303,750. The remainder of the loan was used to purchase inventory valued at $266,750. This loan was repaid in full in February 2011 in the amount of $739,200.  Interest charged to operations on the principal balance of the notes for the year ended June 30, 2011 totaled $168,700. The Company has entered into a separate $5,000,000 revolving credit and warrant purchase with Manhattan Resources Limited, effective February 14, 2011.

7. Letter of Credit

In order to continue to gain market shares in the lumber industry, on July 11, 2012, the company received one hundred million ($100,000,000.00) dollar standby letter of credit from InsurFinancial Holdings Plc backed by Bank of China to support the major expansion in the Company's core business. This facility credit support will last for four years and will not expire until December 4th, 2016.

Additionally, the agreement grants an option that allows InsurFinancial Holdings, Plc to convert their fee into an equity investment of up to five million ($5,000.000.00) dollars each year for the next four years. The option calls for the share price of the additional equity investment to be calculated at 120% of the three month trailing average of ECOB's stock. The Company now has the availability of credit which should enhance credit support for the future liabilities incurred in the rapid expansion of the demand for its products.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

8.  Related Party Transactions

At June 30, 2012, the Company had a non interest bearing note payable due to its Chief Executive Officer who is also a Director and significant shareholder with a balance of $201,480.

At June 30, 2011, the Company had a note payable due to its Chief Executive Officer who is also a Director and significant shareholder with a balance of $174,217.

The Company had advances payable of $0 and $63,163, to the Chief Technical Officer who is also a director and significant shareholder as of June 30, 2012 and June 30, 2011, respectively.  During the year ended June 30, 2011, the Company received advances totaling $171,500 from this officer and has repaid $108,337 during the same period.  Such advances bear no interest and are due on demand.

As of June 30, 2012 and 2011, a total of $363,500 (or approximately 77%) of the Company’s Property and Equipment has been purchased from two related entities that are controlled by the Company’s President, who is also a majority shareholder. The Property and Equipment, which was purchased in fiscal 2010, was recorded based on the carryover basis which also represented the purchase price.

During the years ended June 30, 2012 and 2011, the Company made inventory purchases totaling $0 and $7,478, respectively, from companies controlled by the Company’s President. The 2010 inventory purchases were recorded based on the carryover basis which also represented the purchase price.

During the years ended June 30, 2012 and 2011, the Company recorded revenues of $0 and $38,527, respectively, through sales of their lumber products to an entity owned by the Company’s Chief Executive Officer. The Company maintains that the sales were at current pricing. As of June 30, 2012 and 2011, $0 and $6,421, respectively, is due from this entity and recorded in accounts receivable on the accompanying financial statements.

See Notes 6, 11 for transactions with MRL, a significant shareholder.

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

Accrued compensation due the president at June 30, 2012 totaled $295,513. Compensation charged to operations during the year ended June 30, 2012 on the option granted totaled $37,840.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

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

Accrued compensation due the Chief Technical Officer and Director at June 30, 2012 totaled $265,975. Compensation charged to operations during the year ended June 30, 2012 on the option granted totaled $18,920.

Accrued compensation due the Chief Technical Officer and Director at June 30, 2011 totaled $158,638. Severance pay accrued and charged to operations during the year ended June 30, 2011 totaled $13,356.  Compensation charged to operations during the year ended June 30, 2011 on the option granted totaled $4,730.

9.  Derivative and Warrant Liabilities

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

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

10.  Fair Value of Assets and Liabilities

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

Level 2.               Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.  Derivative instruments include the derivative liabilities as Level 2. Derivative instruments are valued using standard calculations/models that are primarily based on observable inputs, including volatilities and interest rates. Therefore, derivative instruments are included in Level 2.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

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

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of June 30, 2012 and 2011:

Liabilities measured at fair value at June 30, 2012:	Level 1	Level 2	Level 3	Total

Advances from related party	$--	$--	$--	$--

Notes payable – related party	$--	$5,000,000	$--	$5,000,000

Loans payable – related party	$--	$201,480	$--	$201,480

Liabilities measured at fair value at June 30, 2011:	Level 1	Level 2	Level 3	Total

Advances from related party	$--	$63,163	$--	$63,163

Notes payable – related party	$--	$1,029,111	$--	$1,029,111

Loans payable – related party	$--	$174,217	$--	$174,217

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

11.  Stockholders' Deficit

Common Stock Issuances
During the year ended June 30, 2012, the Company issued a total of 112,675,569  shares of its common stock of which 16,500,000 shares were issued for cash for $889,500, 6,879,172 shares were issued for debt conversions of increments totaling $420,002 the related to losses on debt modification.  Also 14,496,397 shares valued at $1,483,009 were issued for legal services, 74,800,000 shares valued at $2,176,695 were issued for employees compensation.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

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

During the year ended June 30, 2012, the Company offered MRL, an arrangement for all their interests in Eco and all obligations of Eco to any of them would be exchanged for a promise to make a future buyout payment. On July 9, 2012 lawyers for Eco advised Eco that the aspect of the Offer, below,  and the communication that an agreement was reached is legal grounds, subject to potential judicial determination, supporting Eco's conclusion that MRL has agreed to Eco's offer including selling all interests back to Eco for promise of a future payment, as stated below. If judicial action was taken, Eco may or may not be successful.

Previously, on June 13, 2012, Eco was advised that MRL had accepted Eco's Offer.

The Offer was as follows:

1. MRL surrenders all rights and interests in Eco. This includes all securities.

2. Eco agrees to repay or pay MRL the sum of $10,000,000 USD on or before 24 months from acceptance, or June 13, 2014. (Recently determined to be an additional $500,000 USD, total $10,500,000.)

3. The only obligation that survives the settlement or agreement is the obligation of Eco to pay the sum stated.

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

In September 2011, the Company issued 50,000,000 warrants in exchange for the payment of the $3.0 million prepaid loan fees in connection with the MRL $5 million line of credit and the warrants are expired in 5 years.  The $3,025,000 total prepaid loan fees were amortized using the straight line method over the three year terms of the underlying notes.  For detail, please refer to Note 4, Prepaid loan fee.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

	Warrants outstanding	Weighted average exercise price	Weighted average remaining life		Aggregate intrinsic value

Balance, June 30, 2010	27,037,500	$0.49	4.74	Years	$-

Warrants granted	250,000	0.23	2.00	Years
Warrants expired
Warrants canceled	(27,037,500)	0.46	4.20	Years

Balance, June 30, 2011	250,000	0.23	1.83	Years	-

Warrants granted	50,000,000	0.01	5.00	Years
Warrants expired	-
Warrants canceled	-

Balance, June 30, 2012	50,250,000	$0.01	3.98	Years	$-

Options

In April 2011, the Company granted options to its President to purchase 800,000 shares of its common stock and options to its Chief Technical Officer to purchase 400,000 shares of its common stock. The 1,200,000 options have an exercise price of $0.10 per share and expire in five years. The options were valued at $113,520 using the Black-Scholes Option Model with a risk free interest of 2.24%, volatility of 169.83%, and trading price of $0.10 per share. The $113,520 is being charged to operations over their two year vesting period.  Compensation charged to operation for the years ended June 30, 2012 and June 30, 2011 on these options amounted to $56,760 and $14,190, respectively.

A schedule of compensation expense on the option grants for the next year is as follows:

June 30, 2013	$42,570

The following is a schedule of options outstanding as of June 30, 2012:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance, June 30, 2010	-	$-		$-
Options granted	1,200,000	0.10	5.00 Years	-
Options expired	-	-	-	-
Options cancelled	-	-		-
Balance, June 30, 2011	1,200,000	0.10	4.75 Years	-
Options granted				-
Options expired	-	-	-	-
Balance, June 30, 2012	1,200,000	$0.10	3.75 Years	$-

As of June 30, 2012, 600,000 of the 1,200,000 options were vested.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

12. Income Taxes

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	June 30,
	2012	2011
Current expense – Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	-	-

Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	-	-

U.S statutory rate	34.00%	$34.00%
Permanent differences	43.00%	22.00%
Less valuation allowance and other	-48.3%	-56.00%
Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	June 30,
	2012	2011
Deferred tax assets
Bad debt reserve	$6,367	$1,526
Stock based compensation	1,244,299	809,260
Net operating losses	3,796,571	1,914,388
Inventories	229,278	24,405
Payroll and taxes payable	542,248	247,775
	5,818,763	2,997,354
Deferred tax liability
Accumulated depreciation	307,230	150,583
	307,230	150,583
Net deferred tax assets	5,511,533	2,846,771
Less valuation allowance	(5,511,533)	(2,846,771)
Deferred tax asset - net valuation allowance	$-	$-

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

The net change in the valuation allowance for 2012 was approximately $2,664,762.

As of June 30, 2012, the Company had net operating loss carryovers of approximately $11,167,000 available to offset future income for income tax reporting purposes, which will expire in various years through 2032, if not previously utilized.  Due to the significant change in ownership in 2011, the Company's NOLS are restricted.  The amounts disclosed take into account this restriction.

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes. We had no material unrecognized income tax assets or liabilities for the years ended June 30, 2012 and 2011.

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended June 30, 2012 and 2011, there were no income tax interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal or state income tax examination by tax authorities for years before 2014. We are not currently involved in any income tax examinations.

As of June 30, 2012, the Company owed $850,815 in past due payroll taxes and accrued penalties. The Company has yet to file the necessary payroll tax reports with the impacted taxing authorities. Starting in May 2012, the Company has started paying the most recent payroll tax liability.  These amounts are recorded within payroll and taxes payable on the accompany consolidated balance sheet. Also at June 30, 2012, the Company owed $121,948 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.

13.  Commitments and Contingencies

Lease commitments

Real Estate Lease – Vista, California

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

Rent expense related to this lease was $118,335 and $80,443 for the year ended June 30, 2012 and 2011, respectively.

Real Estate Lease – Colton, California
In January 2010, the company entered into a lease of a manufacturing facility in Colton, CA for nine months. This leased was renewed in November 2010 for five years at a rate of $17,391 per month from December 2011 to November 2012. The lease rate will be increased by 3% effective beginning in December 2012. Rent expense related to this lease was $213,581 and $202, 677 for the years ended June 30, 2012 and 2011, respectively.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

Real Estate Lease – Oceanside, CA
In June 2011, the company entered into an agreement to lease the manufacturing facility for one year with security deposit of $3,500. This lease was renewed effective in August 1, 2012 for 5 years at a rate of $3,250 in August 2012 and $5,000 beginning in September 2012 per month. Rent related to this lease was $42,000 and $3,500 for the years of June 30, 2012 and 2011, respectively.

Real Estate Lease – Salem, OR
In October 2011, the company entered into an agreement to lease the coating facility for 5 years with a security deposit of $5,796. The lease rate will be $2,500 from November 2011 to April, 2012 per month and $5,000 beginning in May to November 2012 per month. In December 2012, the rent will be increased by 3% per annual. Rent related to this lease was $28,053.91 and $ - for the years ended June 30, 2012 and 2011, respectively.

Rent Disclosure:

	Oceanside, CA	Colton, CA	Salem, OR	Vista, CA	Total
2013	56,750.00	218,177.05	61,200.00	23,625.00	359,752.05
2014	60,000.00	224,722.34	63,036.00	-	347,758.34
2015	60,000.00	231,463.97	64,927.12	-	356,391.09
2016	60,000.00	238,407.91	66,874.96	-	365,282.87
2017	60,000.00	120,965.58	22,510.20	-	203,475.78
Thereafter
	296,750.00	1,033,736.85	278,548.28	23,625.00	1,632,660.13

Purchase commitments

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

Purchase, Distribution & Services Agreement #2
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

Moreover, on or about September 7, 2012, a law firm claiming to represent MRL supplied a letter to Eco. On September 19, 2012 Eco obtained the advice of litigation counsel which, after review and consultation, concluded to the effect that the letter is material, notwithstanding current or recently past communications impacting upon the veracity of the contents of the letter, or the intention of the letter. The contents of the letter include statements advising Eco that Eco is in breach of the Revolving Credit and Warrant Purchase Agreement referenced above ("Revolving Agreement"), and the Investment Agreement dated February 14, 2011 referenced above. It is not clear if that law firm (the firm that sent the letter) also represents the other parties noted in the agreements other than MRL. The letter claims the transactions, previously reported, by Eco relating to the Purchase Agreement and granting of a security interest, August 13, 2012, per the previously filed Form 8K of Eco August 22, 2012, was a breach of various provisions of the agreements relating to MRL, they (MRL) will enforce their rights, and reserve rights, and that an Event of Default has happened under Section 6(a) of Revolving Agreement, in that Eco failed to pay the $5,000,000 allegedly due.  The same claims of default as to interest, and that they do not agree that MRL agreed to forebear from individually enforcing rights or remedies.

Eco takes the position that an agreement, altering the rights of MRL and related others, was previously offered and accepted and that it means that MRL and noted affiliates surrendered to Eco rights and interests in Eco and no longer can claim they own securities in Eco, and this was in exchange for Eco supplying the concurrent promise to pay the sum of $10,500,000 by June 13, 2014; that the securities held by MRL and affiliates are or should be deemed cancelled or retired; and that Eco is willing to negotiate and entertain, though not obligated, repaying the sum with interest, as well as any "amendment" or terms for orderly procedures of the parties. This would mean that Eco also believes the Past Agreements no longer apply.

Eco is now seeking the advice of counsel and has believes that MRL is open to settle and resolve the differences and demands of MRL communicated to Eco and while it plans to vigorously defend and protect its interests, it also continues to express the interest to reach an amicable resolution with MRL. No assurance can be given that Eco will be successful in the resolution, if possible, of such claims.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

14.  Subsequent Events

During the year ended June 30, 2012, the Company offered MRL, an arrangement for all their interests in Eco and all obligations of Eco to any of them would be exchanged for a promise to make a future buyout payment. On July 9, 2012 lawyers for Eco advised Eco that the aspect of the Offer, below,  and the communication that an agreement was reached is legal grounds, subject to potential judicial determination, supporting Eco's conclusion that MRL has agreed to Eco's offer including selling all interests back to Eco for promise of a future payment, as stated below. If judicial action was taken, Eco may or may not be successful.

Previously, on June 13, 2012, Eco was advised that MRL had accepted Eco's Offer.

The Offer was as follows:

1. MRL surrenders all rights and interests in Eco. This includes all securities.
2. Eco agrees to repay or pay MRL the sum of $10,000,000 USD on or before 24 months from acceptance, or June 13, 2014. (Recently determined to be an additional $500,000 USD as an interest, total $10,500,000.)
3. The only obligation that survives the settlement or agreement is the obligation of Eco to pay the sum stated.

In order to continue to gain market shares in the lumber industry, on July 11, 2012, the company received one hundred million or $100,000,000.00 dollar standby letter of credit from InsurFinancial Holdings Plc backed by Bank of China to support the major expansion in the Company's core business.   This facility credit support will last for four years and will not expire until December 4th, 2016.

Additionally, the agreement grants an option that allows InsurFinancial Holdings, Plc to convert their fee into an equity investment of up to five million or $5,000.000.00 dollars each year for the next four years. The option calls for the share price of the additional equity investment to be calculated at 120% of the three month trailing average of ECOB's stock. The Company now has the availability of credit which should enhance credit support for the future liabilities incurred in the rapid expansion of the demand for its products.

On August 13, 2012, the Company entered into a Securities Purchase Agreement wherein the Company agreed to privately issue and sell and the purchaser identified on the signature page to the Purchase Agreement or the Purchaser agreed to purchase (i) $1 million, in the aggregate, of Original Issue Discount Senior Secured Convertible Debentures due on November 13, 2012 or the Debentures and (ii) an aggregate of 3,500,000 shares of the Company's common stock, par value $0.001 per share. The closing of the Offering occurred on August 13, 2012.

The Company sold to the Purchaser the Debenture having a principal amount of $1,080,000. At any time after the six month anniversary of the Original Issue Date until the Debenture is no longer outstanding, the Debenture shall be convertible, in whole or in part, into shares of Common Stock at the option of holder, subject to certain conversion limitations set forth in the Debenture, at a conversion price equal to the lesser of (i) $0.08, subject to adjustment there under, and (ii) 80% of the average of the lowest 3 closing prices during the 3 trading days immediately prior to any such date of conversion.

Upon any Event of Default as defined in the Debenture, the outstanding principal amount of the Debenture, plus liquidated damages, interest and other amounts owing in respect thereof through the date of acceleration, shall become, at holder's election, immediately due and payable in cash. Commencing after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Company is subject to certain non-financial covenants under the Debenture also. The Debenture contains full anti-dilution protective provisions as described therein.

Changes In and Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure and no changes other than as previously reported by Form 8K relating to the change to the current auditor.

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

The Company expected to remediate these weaknesses prior to the completion of the quarter ended December 31, 2011.  However, progress has been made and we believe we are materially satisfying the obligations of reporting.

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

Name	Age	Position
Steve Conboy	58	President, Chief Executive Officer, Principal Executive Officer and sole Director
Mark Vuozzo	48	Chief Technical Officer and Director

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

Mark Vuozzo, Chief Technical Officer, Director was the founder and CEO of MV Technical Sales, LLC a privately held company that serviced the Semiconductor Automated Test industry. Mr. Vuozzo grew the company to span across USA, Asia and Europe with sales in excess of 25 million. In 2006, Mr. Vuozzo sold his interest in MV Technical Sales, LLC. In 2007, Mr. Vuozzo joined Steven Conboy to manage SC Bluwood, Inc., and Framers Choice, Inc. Mr. Vuozzo acted in the capacity of General Manager and Director of both organizations. In 2009, Mr. Vuozzo joined Ecoblu Products, Inc., as a General Manager and Corporate Secretary. Mr. Vuozzo continues to act in the capacity of Chief Technical Officer and Director.

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

EXECUTIVE COMPENSATION –

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

The following table shows for the  year ended June 30, 2012 and fiscal year ended June 30, 2011, the compensation awarded (earned) or paid by the Company to its named executive officers as that term is defined in Item 402(a)(2) of Regulation S-K.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus		Option Awards		All Other Compensation		Total ($)

Steve Conboy, President, CEO, CFO Director (1)	2012 2011	$ $	315,000 201,923	$ $	0 0	$ $	0 0	$ $	0 0	$ $	315,000 201,923
Principal Executive & Financial Officer

Mark Vuozzo (2) Chief Technical Officer and Director	2012 2011	$ $	235,000 160,577	$ $	0 0	$ $	0 0	$ $	0 0	$ $	235,000 160,577

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

(2)   In late 2009, Mr. Vuozzo joined ECO Building Products, Inc., as a General Manager and Corporate Secretary. Effective April 1, 2011, the Company entered into an employment agreement with Mark Vuozzo, its Chief Technical Officer and Director for a term of two years. Mark Vuozzo’s compensation for year ended June 30, 2011 amounted to $160,577, of which $108,0165 was accrued and not paid. Accrued compensation due the Mark Vuozzo at June 30, 2011 totaled $148.400. Severance pay accrued and charged to operations during the year ended June 30, 2011 totaled $13,356.  Compensation charged to operations during the year ended June 30, 2011 on the option granted totaled $4,730

Employment Agreements
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

We have no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us and have therefore eliminated a column specified by Item 402 (c)(2) titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)” in the above Summary Compensation Table. Except pursuant to their employment agreements, severance pay is due the Steve Conboy and Mark Vuozzo upon separating from service, with or without cause, equaling the then current monthly salary multiplied by the number of full years that they have been employed with the Company prior to separation.

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table

The following table sets forth, as of October 5, 2012; the beneficial ownership of our common stock by each person known to beneficially own more than five percent (5%) of our common stock, including options, outstanding as of such date and by  our officers and directors as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Acquirable	Percentage of Class (1) (2) (3)
Steve Conboy , President and CEO	80,248,837	0	27.58%
Mark Vuozzo, Chief Technical Officer and Director	14,750,000	0	5.07%
Manhattan Resources Limited (3)	81,000,000	50,000,00	27.84%

Officers and Directors as a Group (2 persons)	94,998,837	0	32.65%

Total	175,998,837	0	60.49%

(1)  Gives effect to the shares of Common Stock issuable upon the exercise of all options exercisable within 60 days of September 23, 2011 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.

(2)  The denominator is based on total shares outstanding as of October 5, 2012 equal to 311,422,033 shares held by approximately 140 shareholders of record and an undetermined number of holders in street name.

(3)  In consideration of a Loan Facility, the Company issued Manhattan Resources Limited a 5-year warrant to subscribe for 50,000,000 common shares at an exercise price of $0.10 per share. All are vested and if all were exercised MRL would own 131,000,000 common shares of the resulting common shares that would be outstanding for a beneficial ownership of 36.25%

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Equity Compensation Plan Information
The Eco Building Products, Inc. 2012 Employee and Consultant Stock Plan was adopted by majority vote of the Board of Directors on June 14, 2012.  The plan authorizes 10, 000,000 shares to be issued under the plan. As of June 30, 2012 a total of 7,000,000 shares remain available for issuance under the plan.

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

The aggregate fees billed for each of the last two fiscal years for professional services rendered by dbbmckennon, the former principal accountant, for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2011 were: $36,000.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Sam Kan & Co. the principal accountant, for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2012 were: $40,000.

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

The aggregate fees billed for each of the last three quarters for professional services rendered by ProAccurate Tax Consulting Group, the formal principal accountant, for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending June 30, 2012 was: $40,000

(2)	Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending June 30, 2012 and 2011.

(3)	Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning for the fiscal years ending June 30, 2012 and 2011.

(4)	All Other Fees

No aggregate fees were billed for professional services provided by the principal accountants, other than the services reported in items (1) through (3) for the fiscal years ending June 30, 2012 and 2011.

(5)	Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2012. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

ECO Building Products, Inc.
Registrant

Date: October 12, 2012	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer & Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 12, 2012	By:	/s/ Steve Conboy
Steve Conboy, President and Director
Principal Executive Officer & Principal Financial Officer