Form 10-Q
period 2012-09-30
ECO Building Products, Inc.
filed 2012-11-19
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

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

The number of shares outstanding of each of the issuer's classes of common equity as of November 19, 2012:   318,022,903 shares of common stock.

Eco Building Products, Inc.

Contents

		Page
		Number

PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements
	September 30, 2012

	Condensed Consolidated Balance Sheet	3

	Condensed Consolidated Statement of Operations	4

	Condensed Consolidated Statement of Cash Flows	7

	Notes to the Interim Financial Statements	9

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4	Controls and Procedures	28

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3	Defaults Upon Senior Securities	30

Item 4	Mine Safety Disclosures	30

Item 5	Other Information	30

Item 6	Exhibits and Reports	30

SIGNATURES		32

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30	June 30
	2012	2012

ASSETS
CURRENT ASSETS
Cash	$3,394	$111,251
Accounts receivable, net of allowance for doubtful accounts of $18,727 at
September 30, 2012 and June 30, 2012	1,169,337	666,223
Inventories	1,089,987	922,646
Prepaid loan facility fee - related party, current portion	1,008,383	1,008,383
Prepaid expenses	15,796	7,297
Deposits	7,100	7,100
Other current assets	1,110	-
Total current assets	3,295,107	2,722,900

PROPERTY AND EQUIPMENT, net	1,187,948	1,207,035

OTHER ASSETS
Accounts receivable - long-term portion	-	-
Intangible assets	15,471	16,325
Prepaid loan facility fee - related party	826,765	1,078,861
Equipment deposits - related party	-	-
Total other assets	842,236	1,095,186

TOTAL ASSETS	$5,325,291	$5,025,121

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$448,411	$426,179
Payroll and taxes payable	1,762,164	1,594,848
Advances from related party	-	-
Other payables and accrued expenses	495,811	336,287
Deferred revenue	-	33,640
Current maturities of notes payable	8,278	8,670
Line of credit payable - related party	1,666,667	1,666,667
Loans payable - related party	336,935	201,480
Loans payable - other	144,500	44,500
Convertible notes net of loan discount	1,340,206	-
Total current liabilities	6,202,972	4,312,271

LONG TERM LIABILITIES
Line of credit payable - related party	3,333,333	3,333,333
Notes payable, less current maturities	13,608	17,295
Total long term liabilities	3,346,941	3,350,628

TOTAL LIABILITIES	9,549,913	7,662,899

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 500,000,000 shares authorized,
311,322,033 shares issued and outstanding at September 30, 2012
and 290,961,669 shares issued and outstandingJune 30, 2012	235,522	216,162
Additional paid-in capital	19,918,439	18,578,613
Accumulated deficit	(24,378,583)	(21,432,553)
Total stockholders' equity	(4,224,622)	(2,637,778)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,325,291	$5,025,121

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	3-month ended	3-month ended
	September 30	September 30
	2012	2011

REVENUE
Product sale	$1,060,426	$690,679
License sale
Equipment and other sales	$-

TOTAL REVENUE	$1,060,426	$690,679

COST OF SALES	811,682	623,604

GROSS PROFIT	248,744	67,075

OPERATING EXPENSES
Research and development	95,217	18,621
Marketing	92,468	29,953
Goodwill/Donation	9,325	-
Compensation and related expenses	674,761	606,454
Rent - facilities	210,620	78,955
Professional fees	477,893	293,190
Consulting	381,623	78,556
Other general and administrative expenses	474,714	333,795

Total operating expenses	2,416,621	1,439,524

LOSS FROM OPERATIONS	(2,167,877)	(1,372,449)

OTHER INCOME (EXPENSE)
Interest income	-	3,365
Interest expense	(337,270)	(220,165)
Gain (loss) on settlement of lease		-
Gain (loss) on settlement of debt	-	-
Loss on modification of debt	(448,437)	-
Change in fair value of derivative liability	-	-
Other Income	7,554	-

Total other income (expense)	(778,153)	(216,800)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,946,030)	(1,589,249)

	-	-

NET LOSS	$(2,946,030)	$(1,589,249)

NET LOSS PER COMMON SHARE - BASIC	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	298,641,804	178,286,100

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	3-month ended	3-month ended
	September 30	September 30
Cash flows from operating activities	2012	2011

Net Loss	$(2,946,030)	$(1,589,249)
Adjustments to reconcile net income to net cash used by operating activities:
Interest o amortization of loan fees		181,617
Loss on modification of debt by issuance of common stock	448,436
(Gain) loss on settlement of debt	-
Interest on amortization of debt discount
Amortization of loan fees	252,096
Interest on repricing of warrant
Change in fair value of derivative liability
Common stock issuance for services	896,560
Common stock issuance for payment of rent and lease settlement
Stock Based Compensation	14,190	14,190
Depreciation and amortization expense	41,464	43,666
Bad debt expense		-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(503,114)	(74,437)
(Increase) in other receivable		-
(Increase) in inventory	(167,341)	(448,743)
(Increase) in prepaid expenses & other current assets	(9,609)	13,611
Decrease (Increase) in deposits		-
Increase in accounts payable	22,232	76,253
Increase in Payroll and taxable payable		71,738
Increase in rent payable		-
Increase in other payable and accrued expenses	229,456	(28,562)
Increase in deferred rent expense
(Decrease) in other payables and accrued expenses		(10,000)
Increase in accrued interest added to principle	72,022	38,548
Net cash used by operating activities	(1,649,638)	(1,711,368)

Cash flows from investing activities
Purchase of property and equipment	(21,523)	(29,473)
Purchase of software licenses	-	(25,000)
Payments for equipment deposits - related party	-	(11,964)
Payments for prepaid trademark costs	-	-
Net cash provided (used) by investing activities	(21,523)	(66,437)

Cash flows from financing activities
Proceeds from related party line of credit advances	-	3,000,000
Proceeds from debt issuance	1,327,849	-
Proceeds from related party advances and notes	235,455	-
Repayments of debt issuances	-	-
Repayments of related party advances and notes	-	(1,272,491)
Net cash provided by financing activities	1,563,304	1,727,509

Net change in cash and cash equivalent	(107,857)	(50,296)

Cash and cash equivalent at the beginning of year	111,251	81,648

Cash and cash equivalent at the end of year	$3,394	$31,352

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Forgiven Note Payable in connection with the transfer of common stock	$-	$72,791
Issuance of warrant in connection with the loan fee of line of credit	$-	$-

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

On May 31, 2011, the Company formed E Build & Truss, Inc. (E Build) on May 31, 2011 in the State of California. E Build was formed for the purpose of operating the Company’s Truss manufacturing activities. This wholly-owned subsidiary commenced operations during the 3 months ended September 30, 2011.

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

During the year ended June 30, 2011, the Company entered into an investment agreement and a revolving credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under investment agreement, the Company received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Subsequently, upon the effective date of the revolving credit and warrant purchase agreement the Company has the ability to borrow up to an additional $5,000,000. Besides the $3,000,000 was borrowed in July, 2011 the remaining $2,000,000 was borrowed between October and November 2011. With the infusion of the initial $5,000,000 under the investment agreement and up to an additional $5,000,000 under the revolving credit and warrant purchase agreement, management believes it the funding provides sufficient capital to continue operating the Company and allow it to become profitable, however; no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations. As of  September 30, 2012, the Company had cash on hand of $3,393.  Since the Company had borrowed the entire $5,000,000 line of credit during the first and second quarters of December 31, 2011, which made no available credit under this agreement during this period. Subsequently, the Company was

Eco Building Products, Inc.

assigned a $100 million standby letter of credit from the Bank of China to support current debt and any additional debt the company may acquire subject to conditions and limitations.  On September 20, 2012, Eco has sent a proposal to MRL and related others to give up the rights and interests in Eco and no longer can claim they own securities in Eco in order to exchange for Eco supplying the concurrent promise to pay the sum of $10,500,000 by June 13, 2014.

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2012, and the results of its operations and cash flows for the three months ended September 30, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended June 30, 2012.

2.   Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Ecoblu Products, Inc. and its wholly owned subsidiaries, Ecoblu Products, Inc. of Nevada, E Build & Truss, Inc. and Red Shield Lumber, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable
Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.  All of the Company’s receivables are pledged as collateral for the Company’s $5,000,000 Loan Facility (see Note 5).

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

Eco Building Products, Inc.

Inventories
Inventories primarily consist of chemicals and lumber and are stated at average cost basis.   Net realizable value is the respective inventory’s estimated selling price reduced by the cost of completion and disposal. As of September 30, 2012, there were no write-downs of inventory to net realizable value.

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

Stock-Based Compensation
The Company accounts for stock-based compensation under ACS Topic 505-50 “Equity-Based Payments to Non-Employees.” This standard defines a fair value based method of accounting for stock-based compensation. In accordance with ACS Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in the Company’s financial statements.

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

Eco Building Products, Inc.

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

The Company had product sales revenue of $298,666, $240,271, and $102,778 to three customers, representing approximately 28%, 23% and 10% of total sales for the three months ended September 30, 2012, respectively.

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

Income Taxes
The Company accounts for its income taxes under the provisions of ASC Topic 740”Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) – Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011 and should be applied prospectively. The Company adopted this standard effective July 1, 2012.

In September 2011, FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350).” Under the amendments in ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the

Eco Building Products, Inc.

qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. Management does not expect the provisions of ASU 2011-08 to have a material effect on the Company’s financial position, results of operations or cash flows.

3.   Inventories

As of September 30, 2012, inventories consisted of the following:

Chemicals	$255,852
Lumber	833,914
$1,089,766

In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated and untreated lumber.  All of the Company’s inventories are pledged as collateral for the Company’s $5,000,000 Loan Facility (see Note 5).

4.   Prepaid Loan Facility Fee

As discussed in Note 5, In September 2011, the Company issued 50,000,000 warrants in exchange for the payment of the $3.0 million prepaid loan fees in connection with the MRL $5 million line of credit.  The $3,025,000 total prepaid loan fees were amortized using the straight line method over the three year terms of the underlying notes.  Amortization charged to interest expense for the years ended September 30, 2012 and September 30, 2011 totaled $1,192,758 and $181,617 respectively.  As of September 30, 2012, the current and non-current prepaid loan facility fee was $1,008,383 and $826,765 respectively.

5.   Notes Payable

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

As of September 30, 2012, the Company drew down $5,000,000 on the Loan Facility and the short term portion and the long term portion were $1,666,667 and $3,333,333, respectively. As of September 30, 2012, the Company did not pay any interest and accrued $72,022 interest expense on the $5,000,000 loan facility from MRL for the three months ended September 30, 2012.

Convertible Notes - $1,080,000  Financing
On August 13, 2012, the Company entered into a definitive agreement with accredited investors to borrow a $1,080,000 in gross proceeds before fees and expenses through the issuance of Senior Secured Convertible Notes (the “Notes”) originally due on November 13, 2012 with a 8% per annum interest rate.  After deducting all administrative and legal expenses, the proceed of the convertible note was$970,000 for the period ended September 30, 2012.

Eco Building Products, Inc.

Convertible Notes - $220,000 Financing
On September 1, 2012, the Company entered into a definitive agreement with accredited investors to borrow a $220,000  in gross proceeds before fees and expenses through the issuance of Senior Secured Convertible Notes (the “Notes”) originally due in December 31, 2012.  The original loan was $200,000 with $20,000 interest needs to be due on March 1, 2013.

Convertible Notes - $55,000 Financing
During the three months ended September 30, 2012, the Company entered into a definitive agreement with accredited investors to borrow a $55,000  in gross proceeds before fees and expenses through the issuance of Senior Secured Convertible Notes (the “Notes”) originally due in June 1st , 2013 with a 10% per annum interest rate.

Convertible Notes - $55,000 Financing
During the three months ended September 30, 2012, the Company entered into another definitive agreement with accredited investors to borrow a $55,000  in gross proceeds before fees and expenses through the issuance of Senior Secured Convertible Notes (the “Notes”) originally due in June 1st , 2013 with a 10% per annum interest rate.

Convertible Notes - $55,000 Financing
On September 1, 2012, the Company entered into a definitive agreement with accredited investors to borrow a $55,000  in gross proceeds before fees and expenses through the issuance of Senior Secured Convertible Notes (the “Notes”) originally due on March 1, 2013 with a 10% per annum interest rate.

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from ICG, Inc. were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. We recorded the relative fair value of the warrant issued to ICG Inc. in the amount of $84,795 as a debt discount upon issuance, and amortized this debt discount as interest expense over the life of the note.  Additionally, as a result of issuing the warrant with the subordinated convertible promissory note, a beneficial conversion option was recorded as a debt discount reflecting the incremental intrinsic value benefit of $0, at the time of issuance provided to the holder of the note, which was also amortized as interest expense over the life of the note.  We recorded interest expenses in the amounts of $12,603 for the three months ended September 30, 2012 and 2011, respectively, in connection with the Senior Note.

Loan Payable – Related Party
At September 30, 2012, the Company had a non interest bearing note payable due to its Chief Executive Officer who is also a Director and significant shareholder with a balance of $336,935.

Eco Building Products, Inc.

Loan Payable - Other
At September 30, 2012, the Company has a $144,500 liability for advances from a third party.  As of the date these financial statements were issued, no terms for repayment have been agreed to between the Company and this third party.

The Company entered in an auto loan agreement on November 7, 2011 to lease a Ford 150 pickup truck.  The principal amount of the loan is $21,886 and the interest rate 9.99%.  The loan will be matured on October 7, 2015.  The Company is currently paying $690 auto payment per month.

The following table summarizes the notes payable for the period ended September 30, 2012.

	As of September 30, 2012
Description	Short term	Long term
Auto notes payable	$8,278	$13,608
MRL line of credit	1,666,667	3,333,333
Loan payable related party	336,935	-
Loan payable other	144,500	-
Financing with warrant issuance	15,206	-
Convertible notes	1,325,000	-
Total notes payable	$3,496,586	$3,346,941

Moreover the following table summarizes the future minimum payment for 5-year commitments of the notes payable:

Principal
6/30/2013	$2,938,271
6/30/2014	3,894,970
6/30/2015	7,585
6/30/2016	2,701
6/30/2017	-
Thereafter	-
Total	$6,843,527

Employment Agreement – President and Chief Executive Officer
Effective April 1, 2011, the Company entered into an employment agreement with its President and Chief Executive Officer for a term of two years. Key provisions of the agreement include:
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

Accrued compensation due the President at September 30, 2012 totaled $370,513.  Severance pay accrued and charged to operations during the three months ended September 30, 2012 totaled $15,025.  Compensation charged to operations during the three months ended September 30, 2012 on the granted options for both officers totaled $14,190.

Eco Building Products, Inc.

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

Accrued compensation due the Chief Technical Officer at September 30, 2012 totaled $296,169.  Severance pay accrued and charged to operations during the three months ended September 30, 2012 totaled $30,049.  The Company made repayments of accrued compensation totaling $32,300 to the Chief Technical Officer during the three months ended September 30, 2012.

6.   Fair Value of Assets and Liabilities

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

Eco Building Products, Inc.

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

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of September 30, 2012:

Liabilities measured at fair value at September 30, 2012:	Level 1	Level 2	Level 3	Total

Line of credit payable – related party	$--	$6,532,641	$--	$6,532,641

Notes payable	$--	$21,886	$--	$21,886

Loans payable – other	$--	$144,500	$--	$144,500

7.   Stockholders' Deficit

Investment Agreement with MRL
On February 14, 2011, the Company entered into an investment agreement (the “Investment Agreement”) with MRL and LTK, a controlling shareholder of MRL (the “Investment Agreement”).

Eco Building Products, Inc.

On February 16, 2011, pursuant to the terms of the Investment Agreement, LTK subscribed for 81,000,000 shares in the Company, representing approximately 26 percent of the Company’s resulting total issued and outstanding common equity, for an aggregate consideration of $5,000,000. The agreement called for LTK to sell the Sale Shares to MRL, for the same consideration, subject to approval from shareholders of MRL, which occurred on July 26, 2011.

On February 14, 2011, the Company also entered into a revolving credit and warrant purchase agreement with MRL. The Credit and Warrant Agreement did not go into effect until it was ratified by the shareholders of MRL, which occurred on July 26, 2011. See Notes 4 and 5 for material terms of the Credit and Warrant Agreement.

In the event MRL fully exercises the Warrant which was granted upon MRL shareholder approval of the Credit and Warrant Agreement on July 26, 2011, MRL would acquire an aggregate of 131,000,000 Shares representing approximately 42 percent of the resulting total issued and outstanding common equity of the Company, for an aggregate consideration of $10,000,000.

Options
In April 2011, the Company granted options to its President to purchase 800,000 shares of its common stock and options to its Chief Technical Officer to purchase 400,000 shares of its common stock. The 1,200,000 options have an exercise price of $0.10 per share and expire in five years. The options were valued at $113,520 using the Black-Scholes Option Model with a risk-free interest rate of 2.24%, volatility of 169.83%, and trading price of $0.10 per share. The $113,520 is being charged to operations over their two year vesting period. Compensation charged to operations for the three months ended September 30, 2012 on these options amounted to $14,190. As of September 30, 2012, a total of 450,000 of the 1,200,000 options were vested.

Common Stocks
During the three months ended September 30, 2012, the Company issued 6,650,000 shares of its common stock, under options, to compensate outside law firms, calculated for accounting at a stock closing price at the end of each trading date, being compensation for legal services, for a total exercise of $435,500 as a legal expense for legal services.  In addition, the Company issued 5,900,000 shares of its common stock to compensate consulting firms for consulting services, for a total exercise of $461,000 for consulting services.  Moreover, the Company issued 6,810,364 shares of its common stock to the third party lender with a conversion price of $0.055771 per share to settle the debt that has been outstanding in prior years. The Company recorded $448,437 loss on modification of debt under other expense in the Condensed Consolidated Statements of Operations.

8.   Commitments and Contingencies

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

Purchase, Distribution & Services Agreement #2
On July 26, 2009, the Company entered into an AF21 Product, Purchase, Sales, Distribution & Service Agreement, (the “Agreement”), with Megola, Inc., the owner of technical data and intellectual property for a protective coating in order to obtain an exclusive supply of the product, together with certain distribution, marketing and sales rights. The product is a non-toxic non-corrosive fire inhibitor. Pursuant to the Agreement, the Company guaranteed it will purchase a minimum of four hundred fifty five (455) two hundred and forty five (245) gallon totes of product in the first twelve month period. The Company was required to increase the minimum quantities in the second year, to 842 totes and in the third year to 1,263 totes.  The current agreement expired on November 11, 2010. In December 2010, the Company purchased 37,500 gallons of AF21 at a total price of $303,750. This inventory was used as partial security for the Company’s $570,500 short-term borrowing from Manhattan Resources Limited (see Note 5). As of the date of these financial statements, the Company has no obligation to purchase additional inventory from Megola, Inc.

Eco Building Products, Inc.

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

Vehicle Lease – Ford Credit
In September 2011, the Company entered into a two year automobile lease with scheduled payments of $390 per month.

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

Eco Building Products, Inc.

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
2.   Eco agrees to repay or pay MRL the sum of $10,000,000 USD on or before 24 months from acceptance, or June 13, 2014. (Recently determined to be an additional $500,000 USD representing interest, total $10,500,000.)
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

9.   Subsequent Events

On October 25, 2012, the Board of Directors of the Corporation determined it is in the best  interests of the Corporation  to issue 4,412,512 restricted common stock shares to Manhattan Resources Limited (MRL) in lieu of a cash interest payment as part of an offer or resolution it is seeking.

On October 25, 2012, the Board decided to present an offer to MRL  to pay, in 24 months or less, the $10,000,000 reflecting the  $5,000,000 worth of stocks and $5,000,000 outstanding line of credit  of MRL, or take steps with the goal of registering the stock of MRL, and also, as part of  a proposal to MRL,  pay interest on the $5,000,000 outstanding line of credit from MRL quarterly in payment of shares of common stock.

On October 19, 2012, the Company has not been successful to monetize or obtain a beneficial credit enhancement with vendors or customers or others, relating to the $100 million standby letter of credit (SBLC) with Bank of China or SBLC in several business transactions as it was intended to be useful for. The Company has not been successful utilizing the SBLC to secure credit or raise cash leaving us in a situation where we are unable to pay any fees relating to the SBLC and the Company has decided to proceed in a way to return the SBLC to the original assignor.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three months ended September 30, 2012 included in this report and our audited consolidated financial statements and related notes for the year ended June 30, 2012 included in our Annual Report on Form 10-K filed on October 15, 2012 with the Securities and Exchange Commission.

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

Overview
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

The ECOB system of coatings is eco-friendly and remains chemically stable over time. The coatings emit virtually zero volatile organic compounds (VOCs), do not leech heavy metals or toxins into groundwater, inhibit the growth and propagation of various molds that have the potential to contaminate occupant indoor air quality. More importantly, ECOB coatings prevent the degradation of structural lumber that potentially requires existing homes to be periodically rebuilt due to rot and/or wood ingesting insects/termite damage preserving our forests.

The Eco Building Products line includes dimensional lumber, wall and floor panels, I-joists, GluLam Beams, LVL beams, truss lumber and trim. These products can be coated at our production facilities and at the mill or distributor with our proprietary formula and coating machines. Additionally the company has six authorized affiliates producing Eco Red Shield coated products. The Company sells concentrated coating materials to the affiliate network creating additional revenue streams.

By supporting and providing value added lumber materials direct from our facilities or the distributors and manufacturer, ECOB can create a compelling value package. This package is offered to builders, and provides the protection of ECOB coatings at a price that compares favorably to raw, untreated wood.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, inventories, income taxes, warranty obligations and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions.  Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates.

We believe the following critical accounting policies reflect our more significant judgments used in the preparation of our consolidated financial statements.

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

Revenue Recognition and Concentration Risk
We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) – Accounting Standards Codification (“ASC”) 605-10-S25 Revenue Recognition – Overall – Recognition. ASC 605-10-S25 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the fee charged for products delivered and the collectability of those fees. The application of these criteria has resulted in our generally recognizing revenue upon shipment (when title passes) to customers. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely impacted.

All items sold, we sell to end users, job sites and distributors and are sold as is.  We offer a replacement warranty for items that are deemed not acceptable at the time of delivery.  We will offer the customer a maximum of a 30 day period of time to request a replacement item period. Any items that a customer wants to return for credit we charge a 25% restocking fee as this is stated in every quotation.

These arrangements do not include any special payment terms (our normal payment terms are 30-45 days for our distributors), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our distributors have contracts that include limited inventory rotation rights that permit the return of a small percentage of the previous six months' purchases.

Warranty Reserves.  We offer customer a 10 year replacement warranty against Mold, wood-Rot and Termite damage for the value added portion of company’s service such as the coating applied to the raw lumber.  This warranty is backed by an 11 million dollar product liability policy and a 5 million dollar mold rider in which the company maintains a deductible policy on it.  As of current, the company has not yet experienced any warranty claim against this stated warranty policy.

Inventory Valuation. We currently value our inventory at the average cost.  We write down inventory for obsolescence or lack of demand, based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. On the contrary, if market conditions are more favorable, we may be able to sell inventory that was previously reserved.

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

Financial Condition and Results of Operations
The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue for the periods indicated:

Results of Operations for the Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011

Revenues and Cost of Sales - For the three months ended September 30, 2012 we had total revenues of $1,060,426 from product sales, as compared to $690,679 in revenues from product and equipment sales for three month period ended September 30, 2011.  Our cost of sales and gross profit for the three months ended September 30, 2012 was $811,682 and$248,744, respectively. This is compared to our cost of sales and gross profit for the three months ended September 30, 2011 of $623,604 and $67,075, respectively. Sales margins have improved however gross sales have not yet developed to sufficient levels to improve efficiencies.

Operating Expenses - For the three months ended September 30, 2012, our total operating expenses were $2,416,621 as compared to $1,439,524 for the three month period ended September 30, 2011. Included in our operating expenses for the three months ended September 30, 2012 were compensation and related costs of $674,761. Professional fees included in our operating expenses for the three months ended September 30, 2012 amounted to $477,893.  Other significant operating costs we incurred during the three months ended September 30, 2012 included rent of $210,620, consulting fees of $381,623, marketing of $92,468, research and development of $95,217, and other general and administrative costs of $474,714. Our operating expenses for the three months ended September 30, 2011 consisted of $606,454 of compensation and related costs, $293,190 of professional fees, $78,955 of rent expense, $78,556 of consulting fees, $18,621 of research and development expense, $29,953 of marketing expense, and $333,795 of other general and administrative expenses.

Other Income and Expenses - For the three months ended September 30, 2012 we had other expenses that included interest expense of $337,270.  We incurred 448,437 for the loss on modification of five of our convertible notes payable as the Company issued 5 million shares for the three months ended September 30, 2012 in order to offset the loan that owed to the third party lender in prior years and expense of $7,554 change in FV of derivative liability.  This is compared to the three months ended September 30, 2011, in which our other income and expenses included interest income of $3,365 and interest expense of $220,165.

Liquidity and Capital Resources

On September 30, 2012, we had $3,394 cash on hand.  During the three months ended September 30, 2012, net cash used in our operating activities amounted to $1,649,638. Net cash used during the same period for our investing activities totaled $21,523 which was used for the purchase of property and equipment.  During the same three month period, net cash provided by our financing activities totaled $1,563,304, of which $235,455 was received from related party advances and notes and $1,327,849 was received from debt issuance.

During the three months ended September 30, 2011, net cash used in our operating activities amounted to $1,711,368.  Cash of $66,437 was used by investing activities during the same period, which consisted of $29,473 of purchasing of property and equipment, $25,000 of purchasing of software license and $11,964 payments for equipment deposits – related party.  Cash of $1,727,509 was provided by financing activities during the same period, which consisted of $3,000,000 proceeds from related party line of credit advances, less repayment of related party advances and notes of $1,272,491.

During the year ended June 30, 2011, we entered into an investment agreement and a revolving line of credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under the investment agreement, we received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Effective July 26, 2011, we obtained the ability to borrow up to an additional $5,000,000 on the revolving credit and warrant purchase agreement, in exchange for the issuance of warrants to purchase 50,000,000 shares of our common stock at $0.10 per share to MRL as a loan facility fee.  Of this amount $3,000,000 was borrowed in July 2011 and $2,000,000 was borrowed subsequent to September 30, 2011.  As of the date of this filing we had cash on hand of $3,394.  Since the Company had borrowed the entire $5,000,000 line of credit during the three months ended December 31, 2011, which made no credit was available under this agreement at this period.  On October 25, 2012, we made a proposal to MRL and we have started to pay interest on the $5,000,000 line of credit to MRL quarterly.  For detail please refer to Note 9, Subsequent Events on the condensed consolidated footnote.

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

Off Balance Sheet Arrangements

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

During the period ended June 30, 2012 and continuing through the period ended September 30, 2012, we determined that because of the limited personnel, lack of segregation of duties and manual process related to the tracking and valuation of our inventory, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our financial statements.  This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

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

The Company expects to remediate these weaknesses prior to the completion of the quarter ended December 31, 2012.

Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1     Legal Proceedings

The Company (sometimes herein "Eco" or "ECOB")  has filed a legal action against the company with which it has signed a Purchase, Distribution and Services Agreement, for lack of performance in the delivery of chemical product and protection of sales territory (see Purchase, Distribution & Services Agreement #1, described above). The Company accrues the legal costs associated with loss contingencies as the associated legal services are rendered. As previously reported, the matter has been referred to arbitration and the Company relies upon the advice of litigation counsel as the legal matter continues or resolution or a proceeding.

Ecob is now seeking the advice of counsel and has believes that MRL is open to settle and resolve the differences and demands of MRL communicated to Ecob and while it plans to vigorously defend and protect its interests, it also continues to express the interest to reach an amicable resolution with MRL. No assurance can be given that Ecob will be successful in the resolution, if possible, of such claims.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3     Defaults Upon Senior Securities

On or about September 7, 2012, a law firm claiming to represent Manhattan Resources Limited, or MRL, supplied a letter to Ecob. On September 19, 2012 Ecob obtained the advice of litigation counsel which, after review and consultation, concluded to the effect that the letter is material, notwithstanding current or recently past communications impacting upon the veracity of the contents of the letter, or the intention of the letter. The contents of the letter include statements advising Ecob that Ecob is in breach of the Revolving Credit and Warrant Purchase Agreement referenced above ("Revolving Agreement"), and the Investment Agreement dated February 14, 2011 referenced above. It is not clear if that law firm (the firm that sent the letter) also represents the other parties noted in the agreements other than MRL. The letter claims the transactions, previously reported, by Ecob relating to the Purchase Agreement and granting of a security interest, August 13, 2012, per the previously filed Form 8K of Ecob August 22, 2012, was a breach of various provisions of the agreements relating to MRL, they (MRL) will enforce their rights, and reserve rights, and that an Event of Default has happened under Section 6(a) of Revolving Agreement, in that Eco failed to pay the $5,000,000 allegedly due.  The same claims of default as to interest, and that they do not agree that MRL agreed to forebear from individually enforcing rights or remedies.

Ecob takes the position that an agreement, altering the rights of MRL and related others, was previously offered and accepted and that it means that MRL and noted affiliates surrendered to Ecob rights and interests in Ecob and no longer can claim they own securities in Ecob, and this was in exchange for Ecob supplying the concurrent promise to pay the sum of $10,500,000 by June 13, 2014; that the securities held by MRL and affiliates are or should be deemed cancelled or retired; and that Ecob is willing to negotiate and entertain, though not obligated, repaying the sum with interest, as well as any "amendment" or terms for orderly procedures of the parties. This would mean that Ecob also believes the Past Agreements no longer apply.

Ecob is now seeking the advice of counsel and has believes that MRL is open to settle and resolve the differences and demands of MRL communicated to Ecob and while it plans to vigorously defend and protect its interests, it also continues to express the interest to reach an amicable resolution with MRL. No assurance can be given that Ecob will be successful in the resolution, if possible, of such claims.

As of September 5th 2012 a total of $ 5,264,751.00 was owed to MRL and this would include a total of $ 264,751.00 in accrued interest assuming that interest is due.

Item 6     Exhibits and Reports

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

Eco Building Products, Inc.

Date: November 19, 2012	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer
Principal Financial Officer