Form 10-Q/A
period 2012-09-30
ECO Building Products, Inc.
filed 2012-11-27
CIK 1409885

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

Explanatory Note for Amendment 1:
This amendment 1 to our Quarterly report furnishes the XBRL presentation not filed with the original 10Q filed on August 22, 2011. Only minor revisions were made to the original filing regarding rounding errors to Note 3 - Inventories.

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

3.   Inventories

As of September 30, 2012, inventories consisted of the following:

Chemicals	$255,852
Lumber	834,135
$1,089,987

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

Common Stocks
During the three months ended September 30, 2012, the Company issued 6,650,000 shares of its common stock, under options, to compensate outside law firms, calculated for accounting at a stock closing price at the end of each trading date, being compensation for legal services, for a total exercise of $435,500 as a legal expense for legal services.  In addition, the Company issued 5,900,000 shares of its common stock to compensate consulting firms for consulting services, for a total exercise of $461,000 for consulting services.  Moreover, the Company issued 6,810,364 shares of its common stock to the third party lender with a conversion price of $0.055771 per share to settle the debt that has been outstanding in prior years. The Company recorded $448,43 6 loss on modification of debt under other expense in the Condensed Consolidated Statements of Operations.

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

Eco Building Products, Inc.

Date: November 26 , 2012	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer
Principal Financial Officer