Form 10-Q
period 2012-12-31
ECO Building Products, Inc.
filed 2013-02-19
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

___________________________________________________________
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

The number of shares outstanding of each of the issuer's classes of common equity as of February 19, 2013:   383,944,985 shares of common stock.

Eco Building Products, Inc.

Contents

ii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31	June 30
	2012	2012

ASSETS
CURRENT ASSETS
Cash	$100,049	$111,251
Accounts receivable, net of allowance for doubtful accounts of $10,099 at
December 31, 2012 and June 30, 2012	766,675	666,223
Inventories	1,077,205	922,646
Prepaid loan facility fee - related party, current portion	1,008,383	1,008,383
Prepaid expenses	191,860	7,297
Deposits	-	7,100
Other current assets	19,100	-
Total current assets	3,163,272	2,722,900

PROPERTY AND EQUIPMENT, net	1,145,842	1,207,035

OTHER ASSETS
Notes receivable - related party - long-term portion	135,063	-
Intangible assets	14,616	16,325
Prepaid loan facility fee - related party	574,670	1,078,861
Equipment deposits - related party	-	-
Total other assets	724,349	1,095,186

TOTAL ASSETS	$5,033,463	$5,025,121

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$567,260	$426,179
Payroll and taxes payable	2,084,431	1,594,848
Advances from related party	-	-
Other payables and accrued expenses	335,770	336,287
Deferred revenue	-	33,640
Current maturities of notes payable	2,196,537	8,670
Line of credit payable - related party	1,666,667	1,666,667
Loans payable - related party	543,976	201,480
Loans payable - other	144,500	44,500
Total current liabilities	7,539,141	4,312,271

LONG TERM LIABILITIES
Line of credit payable - related party	3,333,333	3,333,333
Notes payable, less current maturities	12,121	17,295
Total long term liabilities	3,345,454	3,350,628

TOTAL LIABILITIES	10,884,595	7,662,899

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 500,000,000 shares authorized,
351,648,553 and 290,961,669 shares issued and outstanding at December 31, 2012
and June 30, 2012	275,849	216,162
Subscription receivable	25,000	-
Additional paid-in capital	21,810,744	18,578,613
Accumulated deficit	(27,962,725)	(21,432,553)
Total stockholders' equity	(5,851,132)	(2,637,778)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,033,463	$5,025,121

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	3-month ended	3-month ended	6-month ended	6-month ended
	December 31	December 31	December 31	December 31
	2012	2011	2012	2011

REVENUE
Product sale	$1,362,733	$996,845	$2,423,159	$1,687,524
License sale
Equipment and other sales	$-		$-	$-

TOTAL REVENUE	$1,362,733	$996,845	$2,423,159	$1,687,524

COST OF SALES	1,225,303	907,371	2,036,985	1,530,975

GROSS PROFIT	137,430	89,474	386,174	156,549

OPERATING EXPENSES
Research and development	36,801	37,585	132,018	56,206
Marketing	197,506	44,079	289,974	74,032
Goodwill/Donation	9,233	13,730	18,558	13,730
Compensation and related expenses	635,078	649,145	1,309,839	1,255,599
Rent - facilities	207,858	96,037	418,478	174,992
Professional fees	608,866	226,784	1,086,759	519,974
Consulting	99,700	32,461	131,323	111,017
Other general and administrative expenses	899,475	619,840	1,629,189	953,636

Total operating expenses	2,694,517	1,719,661	5,016,138	3,159,186

LOSS FROM OPERATIONS	(2,557,087)	(1,630,187)	(4,629,964)	(3,002,637)

OTHER INCOME (EXPENSE)
Interest income	-	16,834	-	20,199
Interest expense	(367,474)	(38,810)	(682,940)	(258,974)
Gain (loss) on settlement of lease		-		-
Gain (loss) on settlement of debt	-	-	-	-
Loss on modification of debt	(777,766)	(75,000)	(1,226,203)	(75,000)
Change in fair value of derivative liability	-	-	-	-
Other Income	1,381		8,935	-
				-
Total other income (expense)	(1,143,859)	(96,976)	(1,900,208)	(313,775)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,700,946)	(1,727,162)	(6,530,172)	(3,316,411)

	-	-	-	-

NET LOSS	$(3,700,946)	$(1,727,162)	$(6,530,172)	$(3,316,411)

NET LOSS PER COMMON SHARE - BASIC	(0.01)	(0.01)	(0.02)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	314,214,007	178,432,839	305,629,429	179,068,887

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	6-month ended	6-month ended
	December 31	December 31
	2012	2011

Cash flows from operating activities
Net Loss	$(6,530,172)	$(3,316,411)
Adjustments to reconcile net income to net cash used by operating activities:
Interest on amortization of loan fees		-
Loss on modification of debt by issuance of common stock	1,312,173	75,000
(Gain) loss on settlement of debt	-
Interest on amortization of debt discount
Amortization of loan fees	504,191	982,931
Interest on repricing of warrant
Change in fair value of derivative liability
Common stock issuance for services	897,372	-
Common stock issuance for payment of rent and lease settlement		-
Stock Based Compensation	-	-
Depreciation and amortization expense	84,425	75,463
Bad debt expense		-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(100,452)	(417,333)
(Increase) in other receivable		-
(Increase) in inventory	(154,559)	(717,783)
(Increase) in prepaid expenses & other current assets	153,437	25,105
Decrease (Increase) in deposits		-
Increase in accounts payable	141,081	(20,631)
Increase in Payroll and taxables payable		-
Increase in rent payable		-
Increase in other payable and accrued expenses	540,644	337,178
Increase in deferred rent expense
(Decrease) in other payables and accrued expenses		-
Increase in accrued interest added to principle	187,811	24,118
Net cash used by operating activities	(2,964,050)	(2,952,363)

Cash flows from investing activities
Purchase of property and equipment	(21,523)	(244,376)
Purchase of software licenses	-	(25,000)
Payments for equipment deposits - related party	-	(43,134)
Payments for prepaid trademark costs		-
Net cash provided (used) by investing activities	(21,523)	(312,510)

Cash flows from financing activities
Proceeds from related party line of credit advances	-	5,000,000
	243,000
Proceeds from debt issuance	2,423,939	-
Proceeds from related party advances and notes	307,432	26,270
Repayments of debt issuances	-	-
Repayments of related party advances and notes	-	(1,770,246)
Net cash provided by financing activities	2,974,371	3,256,024

Net change in cash and cash equivalent	(11,202)	(8,849)

Cash and cash equivalent at the beginning of year	111,251	81,648

Cash and cash equivalent at the end of year	$100,049	$72,799

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$310,751	$46,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with the convertible notes payable	$224,523	$-

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
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

On April 8, 2011, the Company formed Red Shield Lumber, Inc. (“Red Shield”) in British Columbia, Canada. Red Shield was formed for the purpose of opening a plant in Canada utilizing the Company’s red coating process for sale and distribution.  As of December 31, 2012 the wholly owned subsidiary has had little operating activity.

On May 31, 2011, the Company formed E Build & Truss, Inc. (E Build) on May 31, 2011 in the State of California. E Build was formed for the purpose of operating the Company’s Truss manufacturing activities. This wholly-owned subsidiary commenced operations during the 3 months ended December 31, 2011.

Liquidity and Going Concern
During the six months ended December 31, 2012, and the year ended June 30, 2012, the Company incurred net losses of $6,530,172 and $11,166,386, respectively.  As of December 31, 2012, the Company has an accumulated deficit of $27,962,725.  The Company's cash balance at December 31, 2012 was $100,049.  At December 31, 2012, the Company's balance sheet at December 31, 2012 has a current ratio (current assets divided by current liabilities) of 0.46 to 1.0, and a working capital deficit of $5,901,239 (current assets less current liabilities).  These circumstances raise concern about the Company's ability to continue as a going concern.

In the last couple years the Company has taken actions to reduce its expense and to align its cost structure with economic conditions. The Company has the ability to further reduce expenses if necessary.

During the year ended June 30, 2011, the Company entered into an investment agreement and a revolving credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under investment agreement, the Company received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Subsequently, upon the effective date of the revolving credit and warrant purchase agreement the Company has the ability to borrow up to an additional $5,000,000. Besides the $3,000,000 was borrowed in July, 2011 the remaining $2,000,000 was borrowed between October and November 2011. With the infusion of the initial $5,000,000 under the investment agreement and up to an additional $5,000,000 under the revolving credit and warrant purchase agreement, management believes it the funding provides

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

sufficient capital to continue operating the Company and allow it to become profitable, however; no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations. As of  December 31, 2012, the Company had cash on hand of $100,049 and $5,000,000 of capital available to them under the MRL line of credit, of which the entire $5,000,000 was borrowed during July and December, 2011 and the Company paid $310,751interest and accrued $104,277 interest as of December 31, 2012. Since the Company had borrowed the entire $5,000,000 line of credit during the first and second quarters of December 31, 2011, which made no available credit under this agreement during this period.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company's inability to continue as a going concern.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2012, and the results of its operations and cash flows for the three months ended December 31, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended June 30, 2012.

2. Summary of Significant Accounting Policies

There have been no changes in the Company's significant accounting policies for the three months ended December 31, 2012 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2012.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

Recent Accounting Pronouncements
Comprehensive income. In June 2011, the FASB issued guidance which requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This requirement should be applied retrospectively and is effective for the Company in its first quarter of fiscal year 2013. The adoption of this standard had no effect on the Company's condensed consolidated statements of operations.

3. Inventories

As of December 31, 2012, inventories consisted of the following:

Chemicals	$228,263
Truss Plate	31,507

Lumber	817,435
$1,077,205

In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated lumber.  All of the Company’s inventories are pledged as collateral for the Company’s $5,000,000 Loan Facility (see Note 6).

4. Prepaid Loan Facility Fee

As discussed in Note 6, as consideration for a $5,000,000 Loan Facility, the Company issued MRL a 5-year warrant to subscribe for 50,000,000 common shares at an exercise price of $0.10 per share (the “Warrant”). The warrants were valued at $3,025,148 on July 26, 2011 and expire on July 26, 2016. The valuation of these warrants was determined using a Proprietary Multinomial Lattice Model option pricing model taking into account the following variables such as using an exercise period of 5 years, risk free rate of 1.51%, volatility of 166.52%, and a trading price of the underlying shares of $0.26. The Company has recorded the $3,025,148 value of the warrants as a prepaid loan fee and is amortizing the balance to interest expense over the 3-year availability period of the Loan Facility.  A total of $252,096 of interest expense was recognized on the amortization of the prepaid loan fees during the three months ended December 31, 2012.

5. Property and Equipment

Property and equipment as of December 31, 2012 consisted of the following:

Machinery and equipment (useful life of five to seven years)	$1,143,873
Furniture (useful life of five years)	20,408
Computer equipment and software (useful life of three years)	83,999
Displays (useful life of three years)	59,475
Vehicles (useful life of five years)	44,095
Leasehold improvements (useful life of three years)	183,363
1,535,213
Less accumulated depreciation	(389,371)
$1,145,842

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

The Company had a deposit for machinery and equipment in the amount of $259,315 as of December 31, 2012.  Depreciation charged to operations for the three months ended December 31, 2012 and 2011 amounted to $40,610 and $31,671, respectively.  All of the Company’s property and equipment are pledged as collateral for the Company’s $5,000,000 Loan Facility (see Note 6).

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

As of December 31, 2012, the Company drew down $5,000,000 on the Loan Facility and the short term portion and the long term portion were $1,666,667 and $3,333,333, respectively. As of December 31, 2012, the Company paid a total of $310,751 towards the interest and accrued $104,277 interest expense on the $5,000,000 loan facility from MRL for the three months ended December 31, 2012.

Convertible Notes - $1,080,000  Financing
On August 20, 2012, the Company entered into a definitive agreement with accredited investors to borrow a $1,080,000 in gross proceeds before fees and expenses through the issuance of Senior Secured Convertible Notes (the “Notes”) originally due in November 13, 2012 with a 10% per annum interest rate.  The gross proceeds of the loan was $1,080,000 with $80,000 prepaid origination loan fee and $30,000 towards legal expenses.  Moreover, on August 20, 2012, the Company issued 3.5 million common stocks of $0.01 per share valued in the amount of $350,000 as prepaid loan origination fee to the note holder.  For the three months and six months ended, the amortization of prepaid origination fee was $215,000 and $430,000.  For the three and six months ended December 31, 2012, the Company accrued $22,065 and $44,130 interest on the $1.08 million senior convertible notes.  In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the note holder were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. The beneficial conversion feature or BCF is immaterial and management decided not to record BCF on its financial for the six months ended December 31, 2012.

On November 16, 2012, the note holder sold the $1.08 million senior convertible note to Redwood Management for $1.25 million at a rate of 10% per annum due in February 13, 2013.  The gross proceeds of the loan was $1.25 million with $250,000 prepaid origination fee.  As $80,000 prepaid origination loan fee has been capture in the previous $1.08 million notes, the remaining $170,000 prepaid loan origination will be due in February 16, 2013.   For the three months and six months ended, the amortization of prepaid origination fee was $36,170.  For the three and six months ended December 31, 2012, the Company accrued $65,860 interest on the $1,250,000 senior convertible notes.  In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the note holder were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. The beneficial conversion feature or BCF is immaterial and management decided not to record BCF on its financial for the six months ended December 31, 2012.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

Convertible Notes - $320,000 Financing
On September 26, 2012, the Company entered into a definitive agreement with accredited investors to borrow a $320,000  in gross proceeds before fees and expenses through the issuance of Senior Secured Convertible Notes (the “Notes”) originally due on June 1, 2013.  The original loan was $320,000 with $20,000 prepaid loan origination fee needs to be paid by June 1, 2013.  For the three months and six months ended, the amortization of prepaid origination fee was $10,000 and $20,000.  For the three and six months ended December 31, 2012, the Company accrued $643 and $2,675 interest on the $320,000 senior convertible notes.  In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the note holder were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. The beneficial conversion feature or BCF is immaterial and management decided not to record BCF on its financial for the six months ended December 31, 2012.

In October 2012, the Company issued 1,607,764 common stocks at $0.06 conversion price to converted $140,592 notes payable and as of December 31, 2012, the outstanding notes payable was $179,408.

Convertible Notes - $55,000 Financing
On July 13, 2012, the Company entered into a definitive agreement with accredited investors to borrow a $55,000  in gross proceeds before $5,000 prepaid loan origination fee through the issuance of Senior Secured Convertible Notes (the “Notes”) originally due March 1, 2013 with a 10% per annum interest rate.  For the three and six months ended December 31, 2012, the Company accrued $1,162 and $3,343 interest on the $55,000 senior convertible notes.  In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the note holder were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. The beneficial conversion feature or BCF is immaterial and management decided not to record BCF on its financial for the six months ended December 31, 2012.

In October 2012, the Company issued 643,106 common stocks at $0.06 conversion price to converted $42,000 notes payable and as of December 31, 2012, the outstanding notes payable was $13,000.

Convertible Notes - $100,000 Financing
On June 11, 2012, the Company entered into a definitive agreement with accredited investors to borrow $100,000 in gross proceeds before fees and expenses through the issuance of Senior Secured Convertible Notes (the “Notes”) originally due June 11, 2013 with 4% per annum interest rate.  For the three and six months ended December 31, 2012, the Company accrued $537 and $1,545 interest on the $100,000 senior convertible notes.

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

In December 2012, the Company issued 1,246,758 common stocks at $0.02 conversion price to converted $25,000 notes payable and as of December 31, 2012, the outstanding notes payable was $75,000.  Due to the timing difference, the stock conversion did not record on the shareholders report until January 2013, the Company recorded the $25,000 as subscription receivable under Equity of the Consolidated Balance Sheet as of December 31, 2012.

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the note holder were allocated based on the relative fair value of the note without the warrant issued in conjunction with the note and of the warrant itself at the time of issuance. The beneficial conversion feature or BCF is immaterial and management decided not to record BCF on its financial for the six months ended December 31, 2012.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

Loan Payable – Related Party
At December 31, 2012, the Company had a non interest bearing note payable due to its Chief Executive Officer who is also a Director and significant shareholder with a balance of $543,976.

Loan Payable - Other
At December 31, 2012, the Company has a $144,500 liability for advances from a third party.  As of the date these financial statements were issued, no terms for repayment have been agreed to between the Company and this third party.

The Company entered in an auto loan agreement on November 7, 2011 to purchase a Ford 150 pickup truck.  The principal amount of the loan is $21,886 and the interest rate 9.99%.  The loan will be matured on October 7, 2015.  The Company is currently paying $675 auto payment per month.

The following table summarizes the notes payable for the period ended December 31, 2012.

	As of December 31, 2012
Description	Short term	Long term
Auto notes payable	$8,278	$12,121
MRL line of credit	1,666,667	3,333,333
Loan payable related party	543,976	-
Loan payable other	144,500	-
Convertible notes	2,196,537
Total notes payable	$4,559,958	$3,345,454

Moreover the following table summarizes the future minimum payment for 5-year commitments of the notes payable:

Principal
6/30/2013	$3,464,208,
6/30/2014	4,422,640
6/30/2015	7,585
6/30/2016	2,701
6/30/2017	-
Thereafter	-
Total	$7,897,134

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

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

Accrued compensation due the President at December 31, 2012 totaled $445,513.  Severance pay accrued and charged to operations during the three months ended December 31, 2012 totaled $0.  Compensation charged to operations during the three months ended December 31, 2012  totaled $75,000.

During the three months ended December 31, 2012, the Company did not make any repayments of accrued compensation to the President and Chief Executive Officer.

Employment Agreement – Chief Technical Officer and Director
Effective April 1, 2011, the Company entered into an employment agreement with its Chief Technical Officer and Director for a term of two years. Key provisions of the agreement includes:
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

(e)
Severance pay is due the CTO upon separating from service, with or without cause, equaling his then current monthly salary multiplied by the number of full years that the President has been employed with the Company prior to separation.

Accrued compensation due the Chief Technical Officer at December 31, 2012 totaled $330,976.  Severance pay accrued and charged to operations during the three months ended December 31, 2012 totaled $0.  The Company made repayments of accrued compensation totaling $27,692 to the Chief Technical Officer during the three months ended December 31, 2012.

8. Fair Value of Assets and Liabilities

The Company uses a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of December 31, 2012:

	December 31, 2012
	Fair value measured using
	Level 1	Level 2	Level 3	Total Balance
Asset
Cash	$100,491			$100,491
Total assets measured at fair value	100,491			100,491

Liabilities
Line of credit - related party		$5,000,000		$5,000,000
Notes payable		$1,958,658		$1,958,658
Loan payable - related party and other		$688,476		$688,476
Total liabilities measured at fair value	$-	$7,647,134		$7,647,134

9. Stockholders' Deficit

Investment Agreement with MRL
On February 14, 2011, the Company entered into an investment agreement (the “Investment Agreement”) with MRL and LTK, a controlling shareholder of MRL (the “Investment Agreement”).

On February 16, 2011, pursuant to the terms of the Investment Agreement, LTK subscribed for 81,000,000 shares in the Company, representing approximately 21.77 percent of the Company’s resulting total issued and outstanding common equity, for an aggregate consideration of $5,000,000. The agreement called for LTK to sell the Shares to MRL, for the same consideration, subject to approval from shareholders of MRL, which occurred on July 26, 2011.

On February 14, 2011, the Company also entered into a revolving credit and warrant purchase agreement with MRL. The Credit and Warrant Agreement did not go into effect until it was ratified by the shareholders of MRL, which occurred on July 26, 2011. See Notes 4 and 6 for material terms of the Credit and Warrant Agreement.

In the event MRL fully exercises the Warrant which was granted upon MRL shareholder approval of the Credit and Warrant Agreement on July 26, 2011, MRL would acquire an aggregate of 131,000,000 Shares representing approximately 30.62 percent of the resulting total issued and outstanding common equity of the Company, for an aggregate consideration of $10,000,000.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

Options
In April 2011, the Company granted options to its President to purchase 800,000 shares of its common stock and options to its Chief Technical Officer to purchase 400,000 shares of its common stock. The 1,200,000 options have an exercise price of $0.10 per share and expire in five years. The options were valued at $113,520 using the Black-Scholes Option Model with a risk-free interest rate of 2.24%, volatility of 169.83%, and trading price of $0.10 per share. The $113,520 is being charged to operations over their two year vesting period. Compensation charged to operations for the three months ended December 31, 2012 on these options amounted to $14,190. As of December 31, 2012, a total of 450,000 of the 1,200,000 options were vested.

Common Stocks
During the three months ended December 31, 2012, the Company issued a total of 40,326,520 shares of its common stock, of which 14,250,000 were issued to compensate outside law firms, calculated for accounting at a stock closing price at the end of each trading date, being compensation for legal services, for a total exercise of $690,000 as a legal expense for legal services and 5,999,269 shares of its common stock in the amount of $369,221 to pay interest on the outstanding notes payable, of which 4,412,517 shares in the amount of $264,751 were issued to Manhattan Resources Limited was paid towards the accrued interest.

Debt conversion
During the three months ended December 31, 2012, the Company issued 20,077,251 shares of its common stock to the third party lender with a conversion price of $0.05 per share to settle the debt that has been outstanding in prior years. The Company recorded $777,766 loss on modification of debt under other expense in the Condensed Consolidated Statements of Operations.  Moreover, in November 2012, Alpha Capital sold its notes payable in the amount of $1.25 million which included $1 million outstanding loan and $250,000 prepaid loan fee to Redwood Management.  The $250,000 prepaid loan fee will be amortized in one year and will be ended in October 2013.  Redwood Management replaced Alpha Capital as one of the investors by note assignment during December, 2012.

10. Commitments and Contingencies

Purchase, Distribution & Services Agreement #1
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
DECEMBER 31, 2012
(Unaudited)

Vehicle Lease – Ford Credit
In September 2011, the Company entered into a two year automobile lease with scheduled payments of $390 per month.

Legal Proceedings
On August 23, 2010, EcoBlu Products Inc., now known as Eco Building Products, Inc. filed a legal action against Bluwood USA and Adolph Morando in the Superior Court of California, San Diego County, for breach of a Purchase, Distribution and Services Agreement, dated August 24, 2009.

On November 28, 2010, Bluwood USA filed a demand for arbitration with the American Arbitration Association asserting claims against Eco for breach of the same Purchase, Distribution and Services Agreement.

On January 5, 2011, Eco filed an amended complaint in the California Superior Court action naming as additional defendants, Edgefield Lumber Co., Mason McGowin, Bluwood International Corp. and Robert Seaman.

On July 1, 2011, the California Superior Court action was stayed by Order of the Court and arbitration before the American Arbitration was compelled. On September 12, 2011, Eco filed claims in arbitration against Bluwood USA, Edgefield Lumber Co. and Mason McGowin.

On or about February 18, 2013, the litigation between Eco, Bluwood USA, Edgefield Lumber Co. and Mason McGowin was resolved in a manner acceptable to each party and the California Superior Court action and the Arbitration proceedings were dismissed.

The resolution shall not have any material effect on the Company's financial positions. Any and all business relationships and issues which may have existed between the parties prior to this resolution have been terminated. Each party has put the disputes behind it and will concentrate on developing its respective businesses.

On or about September 7, 2012, Manhattan Resources Limited (“MRL”) sent correspondence to the Company in which MRL advises that the Company is in default of the Revolving Credit and Warrant Purchase Agreement and the Investment Agreement (the “Agreements”) between the parties, dated February 14, 2011.  MRL alleges that the Company defaulted on the Agreements through a transaction with a third party involving the sale of securities, issuance of debentures, and grating of security interests, dated August 13, 2012.  MRL further alleges that the Company has defaulted on the Agreements in failing to pay $5,000,000.00 and accrued interest due thereunder.

The Company and MRL continue to work together to resolve the issues raised in MRL’s September 7, 2012 correspondence.  No assurance is given that the Company will successfully resolve the issues raised by MRL, and further, if the issues raised by MRL are litigated the Company may or may not be successful in defending against the claims.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

12. Subsequent Events

On January 14, 2013, 2.5 million of non-restricted common stocks in the amount of $0.02/share equivalent to $50,000 were issued to an accredited investor for Debt Conversion from a vendor per Assignment and Assumption Agreement between Vendor (Assignor) and Investor (Assignee).  The Company agreed to pay 12% interest on $50,000 and the loan will be matured on January 14, 2013.  On January 28, 2013, Certificate to be originally issued free trading on 2.5 million of common stocks was issued.

On January 29, 2013, Redwood Management LLC converted $200,000 principal amount to 14,814,814 amounts of common stocks at 0.135 conversion price.  The balance of principal after conversion is $880,000.   On January 30, 2013, Redwood Management LLC converted $64,750 principal amount to 4,796,296 amounts of common stocks at 0.135 conversion price.  The balance of principal after conversion is $815,250.

The Company issued shares of common stocks to different recipients.  On January 1, 2013, 1,000,000 shares of restricted common stock were issued to Royal Hudson, LLC with no cost /share for binding MOU between parties. On January 14, 2013, 1,000,000 shares of restricted common stocks with no cost were issued to Peter Kuhn for binding MOU between parties.   2,000,000 shares of restricted common stocks with $0.03/share were issued to Arthur Douglas for five months service based on existing contract.  On January 15, 2013, 3,000,000 restricted common stocks with no cost were issued to Tonaquint, Inc these shares to be held in an escrow account to comply with a default provision in the original loan agreement between the parties.

On February 6, 2013, Eco issued 2,000,000 shares of non-restricted stocks with $0.05/share for investment agreement dated and funded on July 9, 2012.

Eco Building Products, Inc.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three months ended December 31, 2012 included in this report and our audited consolidated financial statements and related notes for the year ended June 30, 2012 included in our Annual Report on Form 10-K filed on October 15, 2012 with the Securities and Exchange Commission.

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

Eco Building Products wood coatings are topically applied to lumber protecting the wood surface from mold, mildew, fungus, decay, wood rot, termites and Formosan termites. Eco’s newest product, Eco Red Shield™ also serves as a fire inhibitor, now meeting class A – one hour ratings on structural lumber (Doug Fir), protecting lumber from fire, slowing ignition time and reducing the amount of smoke produced.

The ECOB system of coatings is eco-friendly and remains chemically stable over time. The coatings emit virtually zero volatile organic compounds (VOCs), do not leech heavy metals or toxins into groundwater, and inhibit the growth and propagation of various molds that have the potential to contaminate occupant indoor air quality. More importantly, ECOB coatings prevent the degradation of structural lumber that potentially requires existing homes to be periodically rebuilt due to rot and/or wood ingesting insects/termite damage preserving our forests.

The following milestones contribute to the viability and acceptance of the Company’s flag ship product Eco Red Shield;

On July 2nd 2012 the Company was granted an Engineering Services Report (ESR 3255) from the International Code Commission (ICC-ES) providing evidence that Eco Red Shield meets building code requirements for wood ingesting orginisms including Formosan termites and Wood-Rot Decay. This new certification renders Eco Red Shield equivalent to traditional pressure treated lumber typically used for sill plates, mounting against concrete, in above ground applications.

On September 4th, 2012 the Company achieved QAI Laboratories (QAI) listing B1053-1, providing evidence that Eco Red Shield’s fire protection qualities now meets building code requirements for Class “A” structural performance on all dimensional Douglas Fir lumber, making Eco Red Shield protected lumber equivalent to the traditionally accepted fire retardant treated wood (FRTW) for interior use.

On October 29th ,2012 Eco Red Shield has been approved for use in Hawaii by the Department of Planning and Permitting Building Division, City and County of Honolulu. The basis of approval for use is in conjunction with the ICC-ES Engineering Services Report (ESR-3255) currently in effect. Hawaii approval MM2012-0060 will remain in effect for three years and subject to standard building department regulations.

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

Eco Building Products, Inc.

By supporting and providing value added lumber materials direct from our facilities and/or our affiliates, ECOB can create a compelling value package. Eco Red Shield has obtained industry certifications never before combined into a single product. The overall treatment methodology is cost effective making Eco Red Shield a low cost alternative with greater value.

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

Eco Building Products, Inc.

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

All items sold, we sell to end users, job sites and distributors are sold as is.  We offer a replacement warranty for items that are deemed not acceptable at the time of delivery.  We will offer the customer a maximum of a 30 day period of time to request a replacement item period. Any items that a customer wants to return for credit we charge a 25% restocking fee as this is stated in every quotation.

These arrangements do not include any special payment terms (our normal payment terms are 30-45 days for our distributors), price protection or exchange rights. Returns are limited to our standard product warranty. Certain of our distributors have contracts that include limited inventory rotation rights that permit the return of a small percentage of the previous six months' purchases.

Warranty Reserves.  We offer customer a 10 year replacement warranty against Mold, wood-Rot and Termite damage for the value added portion of company’s service such as the coating applied to the raw lumber.  This warranty is backed by an 11 million dollar product liability policy in which the company maintains a deductible policy on it.  As of current, the company has not yet experienced any warranty claim against this stated warranty policy.

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

Financial Condition and Results of Operations

The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue for the periods indicated:

Results of Operations for the Three Months Ended December 31, 2012 as Compared to the Three Months Ended December 31, 2011

Revenues and Cost of Sales - For the three months ended December 31, 2012 we had total revenues of $1,362,733 from product sales, as compared to $996,845 in revenues from product and equipment sales for three month period ended December 31, 2011.  Our cost of sales and gross profit for the three months ended December 31, 2012 was $1,225,303 and$137,430, respectively. This is compared to our cost of sales and gross profit for the three months ended December 31, 2011 of $907,371 and $89,474, respectively. Sales margins have improved however gross sales have not yet developed to sufficient levels to improve efficiencies

Operating Expenses - For the three months ended December 31, 2012, our total operating expenses were $2,694,517 as compared to $1,719,661 for the three month period ended December 31, 2011. Included in our operating expenses for the three months ended December 31, 2012 were compensation and related costs of $635,078. Professional fees included in our operating expenses for the three months ended December 31,2012 amounted to $608,866.  Other

Eco Building Products, Inc.

significant operating costs we incurred during the three months ended December 31, 2012 included rent of $207,858, consulting fees of $99,700, marketing of $197,506, research and development of $36,801, and other general and administrative costs of $899,475 Our operating expenses for the three months ended December 31, 2011 consisted of $649,145 of compensation and related costs, $226,784 of professional fees, $96,037 of rent expense, $32,461 of consulting fees, $37,585 of research and development expense, $44,079 of marketing expense, and $619,840 of other general and administrative expenses.

Other Income and Expenses - For the three months ended December 31, 2012 we had other expenses that included interest expense of $367,474.  We incurred $777,766 for the loss on modification of our convertible notes payable as the Company issued 11.1 million shares for the three months ended December 31, 2012 in order to offset the loan that owed to the third party lender in prior years. This is compared to the three months ended December 31, 2011, in which our other income and expenses included interest income of $16,834 and interest expense of $38,810 and loss on modification of 75,000.

Liquidity and Capital Resources

On December 31, 2012, we had $100,049 cash on hand.  During the six months ended December 31, 2012, net cash used in our operating activities amounted to $2,964,050. Net cash used during the same period for our investing activities totaled $21,523 which was used for the purchase of property and equipment.  During the six month ended December 31, 2012, net cash provided by our financing activities totaled $2,974,371, of which $307,432 was received from related party advances and notes and $2,666,939 was received from debt issuance.  In January and February 2013, the note holders completed the six months holding periods and start the conversion of the note to common stock thereby terminating the requirement to collateralize the note (see "NOTE 12 - Subsequent event" for more information.

During the six months ended December 31, 2011, net cash used in our operating activities amounted to $2,952,363.  Cash of $312,510 was used by investing activities during the same period, which consisted of $244,376 of purchasing of property and equipment, $25,000 of purchasing of software license and $43,134 payments for equipment deposits – related party.  Cash of $3,256,024 was provided by financing activities during the same period, which consisted of $5,026,270 proceeds from related party line of credit advances, less repayment of related party advances and notes of $1,770,246.

During the year ended June 30, 2011, we entered into an investment agreement and a revolving line of credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under the investment agreement, we received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Effective July 26, 2011, we obtained the ability to borrow up to an additional $5,000,000 on the revolving credit and warrant purchase agreement, in exchange for the issuance of warrants to purchase 50,000,000 shares of our common stock at $0.10 per share to MRL as a loan facility fee.  Of this amount $3,000,000 was borrowed in July 2011 and $2,000,000 was borrowed subsequent to November 30, 2011.  As of the date of this filing we had cash on hand of $100,049 and $5,000,000 of capital available to them under the MRL line of credit, of which the entire $5,000,000 was borrowed during July and December, 2011. Since the Company had borrowed the entire $5,000,000 line of credit during the three months ended December 31, 2011, as of the date of this filing, no capital was available.  On October 25, 2012, we made a proposal to MRL and we have started to pay interest on the $5,000,000 line of credit to MRL quarterly.
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

Eco Building Products, Inc.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on that evaluation, our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Eco Building Products, Inc.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On August 23, 2010, EcoBlu Products Inc., now known as Eco Building Products, Inc. filed a legal action against Bluwood USA and Adolph Morando in the Superior Court of California, San Diego County, for breach of a Purchase, Distribution and Services Agreement, dated August 24, 2009.

On November 28, 2010, Bluwood USA filed a demand for arbitration with the American Arbitration Association asserting claims against Eco for breach of the same Purchase, Distribution and Services Agreement.

On January 5, 2011, Eco filed an amended complaint in the California Superior Court action naming as additional defendants, Edgefield Lumber Co., Mason McGowin, Bluwood International Corp. and Robert Seaman.

On July 1, 2011, the California Superior Court action was stayed by Order of the Court and arbitration before the American Arbitration was compelled. On September 12, 2011, Eco filed claims in arbitration against Bluwood USA, Edgefield Lumber Co. and Mason McGowin.

On or about February 18, 2013, the litigation between Eco, Bluwood USA, Edgefield Lumber Co. and Mason McGowin was resolved in a manner acceptable to each party and the California Superior Court action and the Arbitration proceedings were dismissed.

The resolution shall not have any material effect on the Company's financial positions. Any and all business relationships and issues which may have existed between the parties prior to this resolution have been terminated. Each party has put the disputes behind it and will concentrate on developing its respective businesses.

On or about September 7, 2012, Manhattan Resources Limited (“MRL”) sent correspondence to the Company in which MRL advises that the Company is in default of the Revolving Credit and Warrant Purchase Agreement and the Investment Agreement (the “Agreements”) between the parties, dated February 14, 2011.  MRL alleges that the Company defaulted on the Agreements through a transaction with a third party involving the sale of securities, issuance of debentures, and grating of security interests, dated August 13, 2012.  MRL further alleges that the Company has defaulted on the Agreements in failing to pay $5,000,000.00 and accrued interest due thereunder.

The Company and MRL continue to work together to resolve the issues raised in MRL’s September 7, 2012 correspondence.  No assurance is given that the Company will successfully resolve the issues raised by MRL, and further, if the issues raised by MRL are litigated the Company may or may not be successful in defending against the claims.

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

Eco Building Products, Inc.

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

Eco Building Products, Inc.

Date: February 19, 2013	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer
Principal Financial Officer