Form 10-Q/A
period 2012-12-31
ECO Building Products, Inc.
filed 2013-02-27
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

Eco Building Products, Inc.

Contents

Explanatory Note for Amendment 1:

This amendment 1 to our Quarterly report furnishes the XBRL presentation not filed with the original 10Q filed on February 19, 2012. Only minor revisions were made to the original filing regarding rounding errors on the Statement of Cash Flows.

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

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	6-month ended	6-month ended
	December 31	December 31
	2012	2011

Cash flows from operating activities
Net Loss	$(6,530,172)	$(3,316,411)
Adjustments to reconcile net income to net cash used by operating activities:
Interest on amortization of loan fees		-
Loss on modification of debt by issuance of common stock	1,312,17 2	75,000
(Gain) loss on settlement of debt	-
Interest on amortization of debt discount
Amortization of loan fees	504,191	982,931
Interest on repricing of warrant
Change in fair value of derivative liability
Common stock issuance for services	897,372	-
Common stock issuance for payment of rent and lease settlement		-
Stock Based Compensation	-	-
Depreciation and amortization expense	84,425	75,463
Bad debt expense		-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(100,452)	(417,333)
(Increase) in other receivable		-
(Increase) in inventory	(154,559)	(717,783)
(Increase) in prepaid expenses & other current assets	153,437	25,105
Decrease (Increase) in deposits		-
Increase in accounts payable	141,081	(20,631)
Increase in Payroll and taxables payable		-
Increase in rent payable		-
Increase in other payable and accrued expenses	540,644	337,178
Increase in deferred rent expense
(Decrease) in other payables and accrued expenses		-
Increase in accrued interest added to principle	187,811	24,118
Net cash used by operating activities	(2,964,050)	(2,952,363)

Cash flows from investing activities
Purchase of property and equipment	(21,523)	(244,376)
Purchase of software licenses	-	(25,000)
Payments for equipment deposits - related party	-	(43,134)
Payments for prepaid trademark costs		-
Net cash provided (used) by investing activities	(21,523)	(312,510)

Cash flows from financing activities
Proceeds from related party line of credit advances	-	5,000,000
	243,000
Proceeds from debt issuance	2,423,939	-
Proceeds from related party advances and notes	307,432	26,270
Repayments of debt issuances	-	-
Repayments of related party advances and notes	-	(1,770,246)
Net cash provided by financing activities	2,974,371	3,256,024

Net change in cash and cash equivalent	(11,202)	(8,849)

Cash and cash equivalent at the beginning of year	111,251	81,648

Cash and cash equivalent at the end of year	$100,049	$72,799

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$310,751	$46,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with the convertible notes payable	$224,523	$-

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

Eco Building Products, Inc.

Date: February 26 , 2013	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer
Principal Financial Officer