Form 10-Q
period 2013-03-31
ECO Building Products, Inc.
filed 2013-05-20
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of each of the issuer's classes of common equity as of May 20, 2013:   407,203,419 shares of common stock.

Eco Building Products, Inc.

Contents

ii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		RESTATED
	March	June 30
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$-	$111,251
Accounts receivable, net of allowance for doubtful accounts of $10,099 at
December 31, 2012 and June 30, 2012	1,128,496	666,223
Inventories	748,390	922,646
Prepaid loan facility fee - related party, current portion	-	1,008,383
Prepaid expenses	23,030	7,297
Deposits	-	7,100
Other current assets	7,100	-
Total current assets	1,907,016	2,722,900

PROPERTY AND EQUIPMENT, net	1,135,641	1,207,035

OTHER ASSETS
Notes receivable - related party - long-term portion	135,079	-
Intangible assets	13,762	16,325
Prepaid loan facility fee - related party	-	1,078,861
Equipment deposits - related party	-	-
Total other assets	148,841	1,095,186

TOTAL ASSETS	$3,191,498	$5,025,121

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$937,121	$426,179
Payroll and taxes payable	2,356,018	1,594,848
Accrued interest for related party	444,028	144,028
Other payables and accrued expenses	233,765	192,259
Deferred revenue	-	33,640
Current maturities of convertible notes payable	2,107,247	6,067
Line of credit payable - related party	5,000,000	1,666,667
Loans payable - related party	522,652	201,480
Loans payable - other	244,500	44,500
Total current liabilities	11,845,331	4,309,668

LONG TERM LIABILITIES
Line of credit payable - related party	-	3,333,333
Notes payable, less current maturities	10,633	17,295
Total long term liabilities	10,633	3,350,628

TOTAL LIABILITIES	11,855,964	7,660,296

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 500,000,000 shares authorized,
358,203,419 and 240,261,669 shares issued and outstanding at March 31, 2013
and June 30, 2012	358,203	240,262
Subscription receivable	-	-
Additional paid-in capital	21,457,064	18,564,613
Accumulated deficit	(30,479,733)	(21,440,050)
Total stockholders' equity	(8,664,466)	(2,635,175)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,191,498	$5,025,121

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	3-month ended	3-month ended	9-month ended	9-month ended
	March 31	March 31	March 31	March 31
	2013	2012	2013	2012

REVENUE
Product sale	$1,717,001	$1,089,724	$4,140,160	$2,086,569
License sale
Equipment and other sales	$-		$-	$-

TOTAL REVENUE	$1,717,001	$1,089,724	$4,140,160	$2,086,569

COST OF SALES	1,635,217	1,010,638	3,672,202	1,918,009

GROSS PROFIT	81,784	79,086	467,958	168,560

OPERATING EXPENSES
Research and development	10,233	86,160	$142,251	123,745
Marketing	54,246	12,369	$344,220	56,448
Goodwill/Donation	3,095	16,871	$21,653	30,601
Compensation and related expenses	(476,308)	556,619	$833,531	1,205,764
Rent - facilities	243,332	109,179	$661,810	205,216
Professional and consulting fees	100,798	476,894	$933,180	736,139
Amortization of prepaid loan fee	-	252,096	$2,087,244	756,287
Other general and administrative expenses	462,982	384,584	$1,096,788	248,138

Total operating expenses	398,378	1,894,772	$6,120,677	3,362,338

LOSS FROM OPERATIONS	(316,594)	(1,815,686)	(5,652,719)	(3,193,778)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	16,834
Interest expense	(374,340)	(95,272)	$(1,661,105)	(134,081)
Gain (loss) on settlement of lease		-		-
Gain (loss) on settlement of debt	-	-	-	-
Loss on modification of debt	(508,591)	(300,000)	$(1,734,794)	(375,000)
Change in fair value of derivative liability	-	-	-	-
Other Income	-		$8,935	-
				-
Total other income (expense)	(882,931)	(395,272)	(3,386,964)	(492,247)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,199,525)	(2,210,957)	(9,039,683)	(3,686,024)
	-	-	-	-

NET LOSS	$(1,199,525)	$(2,210,957)	$(9,039,683)	$(3,686,024)

NET LOSS PER COMMON SHARE - BASIC	(0.00)	(0.01)	(0.03)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	285,736,716	188,531,543	283,758,777	179,068,887

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	9-month ended	9-month ended
	March 31	March 31
	2013	2012

Cash flows from operating activities
Net Loss	$(9,039,683)	$(5,527,369)
Adjustments to reconcile net income to net cash used by operating activities:
Interest o amortization of loan fees		-
Loss on modification of debt by issuance of common stock	1,734,794	375,000
(Gain) loss on settlement of debt	-
Interest on amortization of debt discount	1,228,368
Amortization of prepaid loan fees	2,087,244	1,235,027
Interest on repricing of warrant
Change in fair value of derivative liability
Common stock issuance for services	393,821	-
Common stock issuance for payment of rent and lease settlement		-
Stock Based Compensation	(1,690,000)	-
Depreciation and amortization expense	129,092	132,043
Bad debt expense	455	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(462,728)	(462,985)
(Increase) in other receivable		-
(Increase) in inventory	174,256	(261,228)
(Increase) in prepaid expenses & other current assets	(15,733)	34,421
Decrease (Increase) in deposits		-
(Increase) in prepaid & other non current assets	-
Increase in accounts payable	510,942	(173,823)
Increase in Payroll and taxables payable		-
Increase in rent payable		-
Increase in other payable and accrued expenses	769,036	534,838
Increase in deferred rent expense
(Decrease) in other payables and accrued expenses		-
Increase in accrued interest added to principle	300,000	98,912
Net cash used by operating activities	(3,880,136)	(4,015,164)

Cash flows from investing activities
Purchase of property and equipment	(55,136)	(529,391)
Purchase of software licenses	-	(25,000)
Payments for equipment deposits - related party	-	172,050
Purchase of intangible assets		(10,990)
Net cash provided (used) by investing activities	(55,136)	(393,331)

Cash flows from financing activities
Proceeds from related party line of credit advances	-	5,000,000
Proceeds from third party advance	193,933
Proceeds from debt issuance	2,761,835	-
Proceeds from related party advances and notes	186,094	24,845
Proceeds from issuance of common stock	243,000	990,473
Repayments of related party advances and notes	-	(1,526,434)
Net cash provided by financing activities	3,384,862	4,488,884

Net change in cash and cash equivalent	(550,410)	80,389

Cash and cash equivalent at the beginning of year	111,251	81,648

Cash and cash equivalent at the end of year	$(439,159)	$162,037

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$-	$46,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with the convertible notes payable	$661,250	$-

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

Liquidity and Going Concern

During the nine months ended March 31, 2013, and the year ended June 30, 2012, the Company incurred net losses of $9,039,683 and $11,173,883, respectively.  As of March 31, 2013, the Company has an accumulated deficit of $30,479,733.  The Company's cash balance at March 31, 2013 was $0.  The Company's balance sheet at March 31, 2013 has a current ratio (current assets divided by current liabilities) of 0.16 to 1.0,and a working capital deficit of $9,938,315 (current assets less current liabilities).  These circumstances raise serious concern about the Company's ability to continue as a going concern.

In the last couple years the Company has taken actions to reduce its expense and to align its cost structure with economic conditions. The Company has the ability to further reduce expenses and has taken actions to do so. During the year ended June 30, 2011, the Company entered into an investment agreement and a revolving credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under investment agreement, the Company received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Subsequently, upon the effective date of the revolving credit and warrant purchase agreement the Company has the ability to borrow up to an additional $5,000,000. Besides the $3,000,000 was borrowed in July, 2011 the remaining $2,000,000 was borrowed between October and November 2011. With the infusion of the initial $5,000,000 under the investment agreement and up to an additional $5,000,000 under the revolving credit and warrant purchase agreement, no assurances can be made that current or anticipated future sources of funds will enable the Company to finance future periods’ operations. As of  March 31, 2013, the Company had cash on hand of $0 and none of the $5,000,000 of capital available to them under the MRL

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

line of credit, because  the entire $5,000,000 was borrowed during July and December, 2011 and the Company did not pay any interest and accrued $444,028 interest as of March 31, 2013. If current and projected revenue growth does not meet Management estimates, the Management may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. Given the strong competition in the market and lack of new products introduced to the market, the Company anticipates that the quarterly loss in the third quarter will be at least as large as what the Company has seen over the past year, further eroding the Company’s cash position. The Company’s near term liquidity has been negatively impacted by these factors and it will be required to secure additional sources of cash sooner than previously expected. The Company’s current expectation is to successfully develop strategic alternatives to improve near term liquidity. However, the Company can make no assurances and there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively over at least the next twelve months, which raises substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2013, and the results of its operations and cash flows for the three months ended March 31, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended June 30, 2012.

2. Summary of Significant Accounting Policies

There have been no changes in the Company's significant accounting policies for the three months ended March 31, 2013 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2012.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

3. Inventories

As of March 31, 2013, inventories consisted of the following:

Chemicals	$228,515
Truss Plate	-0-

Lumber	519,875
$748,390

In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated lumber.  All of the Company’s inventories are pledged as collateral for the Company’s $5,000,000 Loan Facility (see Note 6).

4. Prepaid Loan Facility Fee

As discussed in Note 6, as consideration for a $5,000,000 Loan Facility, the Company issued MRL a 5-year warrant to subscribe for 50,000,000 common shares at an exercise price of $0.10 per share (the “Warrant”). The warrants were valued at $3,025,148 on July 26, 2011 and expire on July 26, 2016. The valuation of these warrants was determined using a Proprietary Multinomial Lattice Model option pricing model taking into account the following variables such as using an exercise period of 5 years, risk free rate of 1.51%, volatility of 166.52%, and a trading price of the underlying shares of $0.26.  As of September 30, 2012, the outstanding prepaid loan fee was $2,087,244.  On September 6, 2012 the Company was notified by MRL that it was in default of the Revolving Credit and Warrant Purchase Agreement and the Company had a 45-day period to cure the default.  In order to plan to cure the default, the Company had issued 4,412,517 common shares in the amount of $264,751on October 25, 2012 to cure the default. Subsequently MRL had rejected the shares as a form of payment and the Company continues to accrue interest and is still in default of payment to MRL.  Since MRL rejected the shares as a form of payment prior to filing the September 30, 2012, Form 10-Q on November 19, 2012, the Company wrote off the entire prepaid loan fee in the amount of $2,087,244 as amortization of prepaid loan fee in the condensed consolidated statements of operations for the three months ended September 30, 2012.

5. Property and Equipment

Property and equipment as of March 31, 2013 consisted of the following:

Machinery and equipment (useful life of five to seven years)	$938,939
Furniture (useful life of five years)	20,408
Computer equipment and software (useful life of three years)	117,162
Displays (useful life of three years)	59,475
Vehicles (useful life of five years)	65,991
Leasehold improvements (useful life of three years)	365,144
1,567,119
Less accumulated depreciation	(431,477)
$1,135,641

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The Company had a deposit for machinery and equipment in the amount of $259,315 as of March 31, 2013.  Depreciation charged to operations for the three months ended March 31, 2013 and 2012 amounted to $42,106 and $31,671, respectively.  All of the Company’s property and equipment are pledged as collateral for the Company’s $5,000,000 Loan Facility (see Note 6).

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

On September 6, 2012, the Company was notified by MRL that it was in default of the Revolving Credit and Warrant Purchase Agreement and we have a 45-day period to cure the default.  As discussed in footnote 4, Prepaid loan facility fee, in order to plan to cure the default, the Company issued 4,412,517 common shares in the amount of $264,751 on October 25, 2012 to cure the default. Subsequently MRL had rejected the shares as a form of payment and the company continues to accrue interest and is still in default of payment to MRL.  Since MRL rejected the shares as a form of payment prior to filing the September 30, 2012, Form 10-Q on November 19, 2012, the Company reclassified the $5.0 million notes payable to due to MRL as current liability since September 30, 2012.   As of March 31, 2013, the Company had $5,000,000 on the current loan facility from MRL.  The Company did not pay any interest on the current line of credit and accrued $444,028 interest expense on the $5,000,000 current loan facility from MRL.

Loan Payable – Related Party

At March 31, 2013, the Company had a non interest bearing note payable due to its Chief Executive Officer who is also a Director and significant shareholder with a balance of $522,652.

Loan Payable - Other

At March 31, 2013, the Company has a $244,500 liability for advances from third parties.  As of the date these financial statements were issued, no terms for repayment have been agreed to between the Company and this third party.  During the three months ended March 31, 2013, the Company issued 2.5 million shares in the amount of $75,000 to the third party for the interest and principle payment of the advances from the third party.

The Company entered in an auto loan agreement on November 7, 2011 to purchase a Ford 150 pickup truck.  The principal amount of the loan is $21,886 and the interest rate 9.99%.  The loan will be matured on October 7, 2015.  The Company is currently paying $675 auto payment per month.  As of March 31, 2013, the short term and long term auto loan were $8,278 and $10,633, respectively.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Convertible Notes - $1,080,000  Financing

On August 13, 2012, Eco Building Products, Inc., and subsidiaries entered into a Securities Purchase Agreement (the “Purchase Agreement”) wherein the Company agreed to privately issue and sell (the “Offering”) and the purchaser identified on the signature page to the Purchase Agreement (the “Purchaser”) agreed to purchase (i) $1 million, in the aggregate, of Original Issue Discount Senior Secured Convertible Debenture due on November 13 ,2012 (the “Debenture”) and (ii) an aggregate of 3,500,000 shares (the “Shares”) of the Company’s common stock (the “Common Stock”). The closing of the Offering occurred on August 13, 2012 (“Original Issue Date”).

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

Upon any Event of Default (as defined in the Debenture), the outstanding principal amount of the Debenture, plus liquidated damages, interest and other amounts owing in respect thereof through the date of acceleration, shall become, at holder's election, immediately due and payable in cash. Commencing after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Company is also subject to certain non-financial covenants under the Debenture.

To secure the Company’s obligations under the Debenture, the Company granted a security interest in substantially all of its property to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Debenture in accordance with that certain security agreement between the Company and the Purchaser, dated as of August 13, 2012 (the “Security Agreement”). Furthermore, the Company’s subsidiaries entered into a subsidiary guarantee, dated as of August 13, 2012 (the “Subsidiary Guarantee”), to guarantee the prompt and complete payment and performance when due of all of the obligations pursuant to the Debenture and transaction documents.

Chardan Capital Markets acted as placement agent and received compensation in the amount of 1,500,000 restricted shares of Common Stock.

The Company received net proceeds of $970,000 as a result of paying origination fees totaling $30,000 and the $80,000 Original Issue Discount (the "OID"). Pursuant to ASC 470-20-25, the Company recorded a debt discount related to the 5 million share issuance, beneficial conversion feature and origination fees. The Company first allocated between the Debenture and the 5 million shares issued based upon their relative fair values. The fair value of the stock issued with the Loan of $400,000 was calculated based on the closing price of our common stock. This resulted in allocating $291,892 to the issued shares and $788,108 to the Loan.

Next, the intrinsic value of the beneficial conversion feature was computed as the difference between the fair value of the common stock and the total price to convert based on the effective conversion price. The calculated intrinsic value was $561,892.

Finally, the sum of the origination fees and OID, or $110,000 was added to the value allocated to the share issuance and beneficial conversion feature for a total loan discount of $963,784, and included $853,784 recorded to equity. The debt discount is being accreted over the three month term of the note using the effective interest method from the Closing Date of the Loan on August 13, 2012.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

During the three months ended March 31, 2013, the Company converted $551,250 convertible notes into 64,992,061 common stocks and the outstanding convertible notes as of March 31, 2013 was $528,750.

During the three and nine months ended March 31, 2013, the Company recognized $0 and $963,784, respectively of accretion related to the debt discount.

Convertible Note - $220,000 Financing

On July 12, 2012, the Company issued a 10% Convertible Note Due March 1, 2013 (the "Note") to an accredited investor pursuant to which the Company borrowed $220,000. The Note matures approximately 7.5 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.15 (“Fixed Price”) and (b) 70% of the lowest daily VWAP occurring during the ten (10) consecutive Trading Days immediately preceding the applicable Conversion Date.

Pursuant to ASC 470-20-25, the Company recorded a debt discount related to $20,000 of origination fees and the beneficial conversion feature of $66,410. The Company is accreting the debt discount over the term of the Note from the date of issuance using the effective interest method.

During the nine months ended March 31, 2013, the investor converted $51,288, including $50,000 of principle and $1,288 of accrued interest payable into 1,607,764 shares of common stock.

During the three and nine months ended March 31, 2013, the Company recognized $4,192 and $12,156, respectively, of interest expense related to this Note. During the three and six months ended December 31, 2012, the Company recognized $29,005 and $86,410, respectively, of accretion related to this Note.

Convertible Note - $55,000 Financing

On September 26, 2012, the Company issued a 10% Convertible Note Due June 1, 2013 (the "Note") to an accredited investor pursuant to which the Company borrowed $55,000. The Note matures approximately 8 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.08 (“Fixed Price”) and (b) 70% of the lowest daily VWAP occurring during the ten (10) consecutive Trading Days immediately preceding the applicable Conversion Date.

Pursuant to ASC 470-20-25, the Company recorded a debt discount related to $5,000 of origination fees and the beneficial conversion feature of $12,522. The Company is accreting the debt discount over the term of the Note from the date of issuance using the effective interest method.

During the three and nine months ended December 31, 2012, the Company accrued $1,356 and $2,803, respectively, of interest expense related to this Note. During the three and nine months ended March 31, 2013, the Company recognized $5,808 and $10,920, respectively, of accretion related to this Note.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Convertible Notes - $55,000 Financing

On July 13, 2012, the Company issued a 10% Convertible Note Due March 1, 2013 (the "Note") to an accredited investor pursuant to which the Company borrowed $55,000. The Note matures one year from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.08 (“Fixed Price”) and (b) 70% of the lowest daily VWAP occurring during the ten (10) consecutive Trading Days immediately preceding the applicable Conversion Date.

Pursuant to ASC 470-20-25, the Company recorded a debt discount related to $5,000 of origination fees and the beneficial conversion feature of $16,602. The Company is accreting the debt discount over the term of the Note from the date of issuance using the effective interest method.

During the nine months ended March 31, 2013, the investor converted $57,452, including $55,000 of principle and $2,452 of accrued interest payable into 2,471,670 shares of common stock.

During the three and nine months ended March 31, 2012, the Company recognized $297 and $2,452, respectively, of interest expense related to this Note. During the three and nine months ended December 31, 2012, the Company recognized $5,972 and $21,602 of accretion related to this Note.

Convertible Notes - $55,000 Financing

On September 26, 2012, the Company issued a 10% Convertible Note Due June 1, 2013 (the "Note") to an accredited investor pursuant to which the Company borrowed $55,000. The Note matures one year from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.08 (“Fixed Price”) and (b) 70% of the lowest daily VWAP occurring during the ten (10) consecutive Trading Days immediately preceding the applicable Conversion Date.

Pursuant to ASC 470-20-25, the Company recorded a debt discount related to $5,000 of origination fees and the beneficial conversion feature of $12,522. The Company is accreting the debt discount over the term of the Note from the date of issuance using the effective interest method.

During the three and nine months ended March 31, 2013, the Company recognized $1,356 and $2,803, respectively, of interest expense related to this Note. During the three and nine months ended March 31, 2013, the Company recognized $5,808 and $10,920, respectively, of accretion related to this Note.

Convertible Notes - $100,000 Financing

On June 11, 2012, the Company issued a 4% Convertible Note Due June 11, 2013 (the "Note") to an accredited investor pursuant to which the Company borrowed $100,000. The Note matures one year from the date of issue, bears interest of four percent (4%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to a penalty of 5% of the then outstanding balance of the Note and increase in the interest rate to fourteen percent (14%) per annum. Starting on the 6 month anniversary of the Note issuance date, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to 60% of the lower of i) the average of the 5 lowest closing bid prices for the previous 10 trading days; or ii) the closing bid price on the date the shares clear the investor's broker dealer.

Pursuant to ASC 470-20-25, the Company recorded a debt discount related to the beneficial conversion feature of $64,185. The Company is accreting the debt discount over the term of the Note from the date of issuance using the effective interest method.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

During the nine months ended March 31, 2013, the investor converted entire $100,000 of this note plus $4,778 interest into 5,807,693 shares of common stock.

During the three and nine months ended March 31, 2013, the Company recognized $2,589 and $4,778, respectively, of interest expense related to this Note. During the three and nine months ended March 31, 2013, the Company recognized $74,735 and $100,000 of accretion related to this Note.

Convertible Notes - $285,000 Financing

On December 10, 2012, the Company issued a 8% Convertible Note Due June 10, 2013 (the "Note") to an accredited investor pursuant to which the Company borrowed $285,000. The Note matures one year from the date of issue, bears interest of eight percent (8%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to a penalty of 5% of the then outstanding balance of the Note.  Starting on the 6 month anniversary of the Note issuance date, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to $0.06 subject to adjustment

Pursuant to ASC 470-20-25, since the conversion price is higher than the fair value of the stock issuance price, no beneficial conversion features would be recognized.   The Company recorded a debt discount related to $10,000 of origination fees and $25,000 of original issue discount. The Company is accreting the debt discount over the term of the Note from the date of issuance using the effective interest method.

During the three and nine months ended March 31, 2013, the Company recognized $5,747 and $7,059, respectively, of interest expense related to this Note. During the three months ended March 31, 2013, the Company recognized $16,927 of accretion related to this Note.

Convertible Notes - $310,750 Financing

On January 15, 2013, the Company issued a 8% Convertible Note Due July 15, 2013 (the "Note") to an accredited investor pursuant to which the Company borrowed $310,750. The Note matures one year from the date of issue, bears interest of eight percent (8%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to a penalty of 5% of the then outstanding balance of the Note.  Starting on the 6 month anniversary of the Note issuance date, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to $0.06 subject to adjustment

Pursuant to ASC 470-20-25, since the conversion price is higher than the fair value of the stock issuance price, no beneficial conversion features would be recognized.   The Company recorded a debt discount related to $7,500 of origination fees and $25,000 of original issue discount and $28,250 of prepaid interest. The Company is accreting the debt discount over the term of the Note from the date of issuance using the effective interest method.

During the three months ended March 31, 2013, the Company recognized $4,836 of interest expense related to this Note. During the three months ended March 31, 2013, the Company recognized $28,725 of accretion related to this Note.

Convertible Notes - $413,729 Financing

On November 19, 2012 the company entered into an accounts receivable financing agreement with Gemini Finance Corp. in the amount of 383,400.00. The maturity date of the original note is February 18, 2013, due to the Companies customer delays the note was amended and restated into a convertible note as follows; the amended and restated secured promissory note is being issued in exchange for the secured promissory note due February 18, 2013 which was originally issued on November 19, 2012 in the original principal amount of $383,400.00. The new note carries a gross face value of 413,729.70 which includes a prepaid loan origination fee of 28,400.00 through the issuance of Senior Secured Convertible Notes (the “Notes”) now due on May 31, 2013 with a 6% per annum interest rate. For purposes of rule 144, this amended and restated note shall be deemed to have been issued on November 19, 2012.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Accounts Receivable Financing

On January 9, 2013 the company entered into an accounts receivable financing agreement with Gemini Finance Corp. in the amount of $234,223. The proceeds of the term loan were used to purchase inventory specifically related to a contract agreement with Cornerstone Communities, Veranza Phases 7,8 &9.  Payment in the form of a joint check was received from the builder in the amounts of $172,066.82 on March 18, 2013.

On February 5, 2013 the company entered into an accounts receivable financing agreement with Gemini Finance Corp. in the amount of 307,800. The proceeds of the term loan were used to purchase inventory specifically related to a contract agreement with Brookfield Homes, Phases 6,7 & 24.  The note carries a gross face value of 307,800 which includes a prepaid loan origination fee of 11,400.00.  Payment in the form of a joint check was subsequently received from the builder in the amount of $383,201,86 on April 16, 2013.

Accrued interest for the above notes at March 31, 2013 was $89,610.03.

The following table summarizes the notes payable for the period ended March 31, 2013.

	As of March 31, 2013
Description	Short term	Long term
Auto notes payable	$8,278	$10,633
MRL line of credit	5,000,000
Loan payable related party	522,652	-
Loan payable third parties	244,500	-
Accounts Receivable Financing	766,049	-
Convertible notes	1,341,198	-
Total notes payable	$7,882,677	$10,633

Moreover the following table summarizes the future minimum payment for 5-year commitments of the notes payable:

Principal
6/30/2013	$2,874,399
6/30/2014	5,000,000
6/30/2015	7,585
6/30/2016	693
6/30/2017	-
Thereafter	-
Total	$7,882,677

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

7. Fair Value of Assets and Liabilities

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of March 31, 2013:

	March 31, 2013
	Fair value measured using
	Level 1	Level 2	Level 3	Total Balance
Asset
Cash	$-0-			$-0-
Total assets measured at fair value	-0-			-0-

Liabilities
Line of credit - related party		$5,000,000		$5,000,000
Convertible notes payable		$2,107,247		$2,107,247
Loan payable - related party and other		$767,152		$767,152
Total liabilities measured at fair value	$-	$7,874,399		$7,874,399

8. Stockholders' Deficit

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

On February 14, 2011, the Company also entered into a revolving credit and warrant purchase agreement with MRL. The Credit and Warrant Agreement did not go into effect until it was ratified by the shareholders of MRL, which occurred on July 26, 2011. See Notes 4 and 6 for material terms of the Credit and Warrant Agreement.

In the event MRL fully exercises the Warrant which was granted upon MRL shareholder approval of the Credit and Warrant Agreement on July 26, 2011, MRL would acquire an aggregate of 131,000,000 Shares representing approximately 32.17 percent of the resulting total issued and outstanding common equity of the Company, for an aggregate consideration of $10,000,000.

Options

In April 2011, the Company granted options to its President to purchase 800,000 shares of its common stock and options to its Chief Technical Officer to purchase 400,000 shares of its common stock. The 1,200,000 options have an exercise price of $0.10 per share and expire in five years. The options were valued at $113,520 using the Black-Scholes Option Model with a risk-free interest rate of 2.24%, volatility of 169.83%, and trading price of $0.10 per share. The $113,520 is being charged to operations over their two year vesting period. Compensation charged to operations for the three months ended March 31, 2013 on these options amounted to $14,190. As of March 31, 2013, a total of 1,200,000 of the 1,200,000 options were vested.

Common Stocks

During the three months ended March 31, 2013, the Company issued a total of 62,667,383 shares of its common stock, of which 4,000,000 were issued to compensate consultants, calculated for accounting at a stock closing price at the end of each trading date, being compensation for consulting services, for a total exercise of $120,000 as a consulting expense, 71,067,383 shares of its common stock in the amount of $1,259,698 in related to the conversion of convertible notes into common stocks, 2,500,000 shares of its common stock in the amount of $75,000 to the third party in related to the payment of the principle and interest to the third party loan payable, 2,000,000 shares in related to the true up shares issued to the convertible notes holder for the interest payment and cancelation of 16.9 million shares in related to the cancelation of the remaining 25% of the total 67.6 million shares granted to the employees and officers on June 5, 2012.  On June 5, 2012, the Company granted 74.8 million shares to the employees, officers and consultants.  Among of the 74.8 million shares grant, 67.6 million shares for the employees and officers grant which would be vested in 4 years and the remaining 7.2 million shares for the consultants grant which would be vested immediately.  The transfer agent accidentally granted the entire 74.8 million instead of 24.1 million shares to the employees, officers and consultants and the Company canceled the 50.7 million shares on June 30, 2012.  The Company recorded 1,687,000 stock compensation expenses in related to the 24.1 million shares on June 30, 2012.

On March 30, 2013 the President & CEO of the Corporation has determined that it is in the best interests of the Corporation and its shareholders that the stock issuance approved by the board and transacted on June 5th 2012 providing employee stock options shall be cancelled effective immediately. Furthermore the board confirms that the share certificates issued were never presented, promised or distributed to the employee’s or otherwise and all stock certificates were held in the possession of the company at all times. The board consents to take the following action to cancel 16,900,000 shares of common stock into the authorized but unissued treasury of the corporation in the amount of $1,690,000. The results of this transaction caused the compensation & related expenses to be negative ($476,308) for the 3 months ended March 31, 2013.

9. Commitments and Contingencies

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The resolution shall not have any material effect on the Company's financial positions. Any and all business relationships and issues which may have existed between the parties prior to this resolution have been terminated. Each party has put the disputes behind it and will concentrate on developing its respective businesses.

The Company received a refund amount from the American Arbitration Association in the amount of 79,332.50 as a result of the above settlement.

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

Alpha Capital Anstalt initiated an action against Eco Building Products, Inc., Eco Building and Trust, Inc. and Seattle Exchange Coffee on or about May 14, 2013, in the United States District Court, Southern District of New York.  The suit seeks $1,080,000.  Plaintiff alleges Eco Building sold a debenture in the principal amount of $1,080,000 to Alpha and that Eco Building failed to pay off the debenture on the maturity date.  Alpha agreed to assign the debenture to a third party.  Upon information and belief, this third party has paid Alpha $960,000 to date.

10. Subsequent Events

On April 2, 2013, Redwood Management LLC converted $84,000 principal amount to 24,000,000 shares of common stock at 0.0035 conversion price.  On April 18, 2013, Redwood Management LLC converted $60,000 principal amount to 24,000,000 shares of common stock at 0.0025 conversion price. On May 2, 2013, Redwood Management LLC converted $45,000 principal amount to 18,750,000 shares of common stock at 0.0024 conversion price. The balance of principal after conversions is $339,750.

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

Forward-Looking Statements

Certain statements concerning our plans and intentions included herein may constitute forward-looking statements. There are a number of factors that may affect our future results, including, but not limited to, (a) our ability to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) continue to trim the labor portion of our business with E Build & Truss and focus on ramping the supply side which yields higher profits (d) successful development and market acceptance of our products.

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

On July 2nd 2012 the Company was granted an Engineering Services Report (ESR 3255) from the International Code Commission (ICC-ES) providing evidence that Eco Red Shield meets building code requirements for wood ingesting organisms including Formosan termites and Wood-Rot Decay. This new certification renders Eco Red Shield equivalent to traditional pressure treated lumber typically used for sill plates, mounting against concrete, in above ground applications.

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

On March 8th, 2013 Eco Red Shield™ protected lumber has been recognized for 'Material Excellence' and selected for inclusion into Material ConneXion's global material library, featuring the largest selection of sustainable materials and the only Cradle to Cradle materials library in the world. ECOB's material submission included physical samples that were sent to every Material ConneXion location worldwide.

On or about April 15, 2013 the management made a decision to wind down the vertical labor portion of its business plan and start to relinquish all labor contracts. This part of our business plan was very successful creating product awareness as a vehicle to get Eco Red Shield vertical on several job sites. This was our plan as we knew the only way the national supply chain would recognize Eco Red Shield protected lumber was to take it vertical on every job E Build & Truss executed. Albeit part of our plan it was an impediment on our cash flow, our current move to relinquish all labor contracts has successfully transitioned the Company into the supply chain with only one five story labor project to complete by the end of May, 2013.

On April 30th, 2013 Eco Red Shield was voted a GOLD winner for innovation at The Edison Awards April 25th event hosted at the Navy Pier in Chicago. Steve Conboy, President & Chief Executive Officer, Eco Building Products, Inc. (ECOB) joined hundreds of senior executives from some of the world's most recognized companies to acknowledge the hard work and commitment of all the 2013 Edison Award winners. Being recognized with an Edison Award has become one of the highest accolades a company can receive in the name of innovation and business. The awards are named after Thomas Alva Edison (1847-1931) whose inventions, new product development methods and innovative achievements literally changed the world, garnered him 1,093 U.S. patents, and made him a household name around the world.

Throughout the course of the current quarter the Company has successfully created several accounts with The Home Depot, executing several supply buying agreements.  These agreements allow the Company and The Home Depot to perform business in the capacity of web commerce, direct to store sales, direct to distribution sales and special order sales. Currently the Company has successfully launched the Eco Fire Break and the Christmas Tree Protection on The Home Depot web commerce site.

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

By supporting and providing value added lumber materials direct from our facilities and/or our affiliates, ECOB can create a compelling value package. Eco Red Shield has been awarded several accolades and has obtained industry certifications never before combined into a single product. The overall treatment methodology is cost effective making Eco Red Shield a low cost alternative with greater value.

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

All items sold, to end users, job sites and distributors are sold as is.  We offer a replacement warranty for items that are deemed not acceptable at the time of delivery.  We will offer the customer a maximum of a 30 day period of time to request a replacement item period. Any items that a customer wants to return for credit we charge a 25% restocking fee as this is stated in every quotation.

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

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. Management plans to seek additional financing through the sale of its common stock and or through private placements. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Financial Condition and Results of Operations

The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue for the periods indicated:

Results of Operations for the Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

Revenues and Cost of Sales - For the three months ended March 31, 2013 we had total revenues of $1,717,001 from product sales, as compared to $1,089,724 in revenues from product and equipment sales for three month period ended March 31, 2012.  Our cost of sales and gross profit for the three months ended March 31, 2012 was $1,635,217 and $81,784, respectively. This is compared to our cost of sales and gross profit for the three months ended March 31,2013 of $1,010,638 and $79,086, respectively. Sales margins continue to remain flat; however gross sales have not yet developed to sufficient levels to improve efficiencies

Operating Expenses - For the three months ended December 31, 2012, our total operating expenses were $398,378 recording the retirement of 16,900,000 shares issued as compensation expense in June 2012.  On March 30, 2013 the President & CEO of the Corporation has determined that it is in the best interests of the Corporation and its shareholders that the stock issuance approved by the board and transacted on June 5th 2012 providing employee stock options shall be cancelled effective immediately. Furthermore the board confirms that the share certificates issued were never presented, promised or distributed to the employee’s or otherwise and all stock certificates were held in the possession of the company at all times. The board consents to take the following action to retire SIXTEEN MILLION NINE HUNDRED THOUSAND (16,900,000) shares of common stock into the authorized but unissued treasury of the corporation. The results of this transaction caused the compensation & related expenses to be negative ($476,308) for the 3 months ended March 31, 2013.  This is compared to $1,894,772 for the three month period ended March 31, 2012. Included in our operating expenses for the three months ended March 31, 2013 were compensation and related costs of ($476,308). Professional fees included in our operating expenses for the three months ended March 31, 2013 amounted to ($10,782).  Other significant operating costs we incurred during the three months ended December 31, 2012 included rent of $243,332, consulting fees of $111,580, marketing of $54,246, research and development of $10,233, and other general and administrative costs of $462,982. Our operating expenses for the three months ended March 31, 2012 consisted of $556,619 of compensation and related costs, $429,251 of professional fees, $109,179 of rent expense, $47,643 of consulting fees, $86,160 of research and development expense, $12,369 of marketing expense, and $384,584 of other general and administrative expenses.

Other Income and Expenses - For the three months ended March 31, 2013 we had other expenses that included interest expense of $374,340.  We incurred $508,591 for the loss on modification of our convertible notes payable as the Company issued 64.9 million shares for the three months ended March 31, 2013 in order to offset the loan that owed to the third party lender in prior years. This is compared to the three months ended March 31, 2012, in which our other income and expenses included interest income of $95,272  and loss on modification of 300,000.

Liquidity and Capital Resources

On March 31, 2013, we had $-0- cash on hand.  During the nine months ended March 31, 2013, net cash used in our operating activities amounted to $3,880,136. Net cash used during the same period for our investing activities totaled $55,136 which was used for the purchase of property and equipment.  In January and February 2013, the note holders completed the six months holding periods and start the conversion of the note to common stock thereby terminating the requirement to collateralize the note (see "NOTE 12 - Subsequent event" for more information.

During the nine month ending March 31, 2012, net cash used in our operating activities amounted to $4,015,164.  Cash of $393,331 was used by investing activities during the same period, which consisted of $529,391 of purchasing of property and equipment, $25,000 of purchasing of software license, $10,990 purchase of intangible assets and $172,050 payments for equipment deposits – related party.  Cash of $4,488,884 was provided by financing activities during the same period, which consisted of $5,024,845 proceeds from related party line of credit advances, less repayment of related party advances and notes of $1,526,434, proceeds from issuance of common stock during this period was $990,473.

During the year ended June 30, 2011, we entered into an investment agreement and a revolving line of credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under the investment agreement, we received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Effective July 26, 2011, we obtained the ability to borrow up to an additional $5,000,000 on the revolving credit and warrant purchase agreement, in exchange for the issuance of warrants to purchase 50,000,000 shares of our common stock at $0.10 per share to MRL as a loan facility fee.  Of this amount $3,000,000 was borrowed in July 2011 and $2,000,000 was borrowed subsequent to November 30, 2011.  As of the date of this filing we had cash on hand of $100,049 and $5,000,000 of capital available to them under the MRL line of credit, of which the entire $5,000,000 was borrowed during July and December, 2011. Since the Company had borrowed the entire $5,000,000 line of credit during the three months ended December 31, 2011, as of the date of this filing, no capital was available
.
If current and projected revenue growth does not meet management estimates, we may choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, we do not have any commitments or assurances for additional capital, nor can we provide assurance that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations.

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

The Company received a refund amount from the American Arbitration Association in the amount of 79,332.50 as a result of the above settlement.

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

Alpha Capital Anstalt initiated an action against Eco Building Products, Inc., Eco Building and Trust, Inc. and Seattle Exchange Coffee on or about May 14, 2013, in the United States District Court, Southern District of New York.  The suit seeks $1,080,000.  Plaintiff alleges Eco Building sold a debenture in the principal amount of $1,080,000 to Alpha and that Eco Building failed to pay off the debenture on the maturity date.  Alpha agreed to assign the debenture to a third party.  Upon information and belief, this third party has paid Alpha $960,000 to date.

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

Eco Building Products, Inc.

Date: May 20, 2013	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer
Principal Financial Officer