Form 10-K/A
period 2012-06-30
ECO Building Products, Inc.
filed 2013-06-12
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

The number of shares outstanding of the Registrant's common stock as of June 7, 2013 is 430,175,676 .

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

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current burn rate of approximately two hundred thousand dollars a month is required to continue to operate. Either through profit on sales or via management seeking additional financing through the sale of its common stock and or through private placements the minimum burn rate must be met in order to relive the threat of the company’s ability to continue as a going concern.. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Patents: The Company currently has a patent pending filing in the USA and Canada.  Our patent pending Pub file no in USA:  2012/0121809 A1 in Canada our application no: 2,757,126 – The title of our patent pending is as follows: FORMULATION AND PROCESS FOR TREATING WOOD SUBSTRATES.

Trademarks: The Company has not filed formally for any trademarks at this time.
Licensing: The Company has a licensing agreement with Newstar Chemical for the rights to use AF21 fire inhibitor in North America and distribution rights worldwide.  This contract is filed in our 10K section 13 Purchase, Distribution & Services Agreement #2.

Franchises: We have 5 affiliates that are approved to produce our Eco Red Shield product in various locations around the USA.  Two of these 5 have a formal agreement in place the others just purchase chemical concentrates and adhere to our quality control program. In section 1 ORGANIZATION the following disclosure is made in regards to affiliates:
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

Employees

As of June 30, 2012, ECO had 45 full time and 2 part time employees consisting of   Mr. Conboy, who is also a Director, Mr. Vuozzo, our Chief Technical Officer, 5 administrative, 2 engineering, 3 marketing, 33 production and production support personnel. We anticipate that we will hire additional key staff as operations develop in areas of Chief Operating Officer, Vice President Sales and Marketing; research and development, administration and accounting, business development, operations , and sales and marketing.

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

Governmental Regulation

The use of assets and/or conduct of business that we are pursuing will be subject to environmental, public health and safety, land use, trade EPA and other governmental regulations, as well as state and/or local taxation.   The finished goods product offered by the Company, Eco Red Shield, falls into the “Treated Article Exemption 40 CFR 152.25(a) as stated by the EPA. The company has taken all necessary steps including legal review of all claims made to assure strict compliance for product claims meeting the treated article exemption. Furthermore compliance with product labeling of all constituents employed in the manufacturing have been reviewed by third party consultants to insure proper use as specified by product manufacturers is in strict compliance with local, state and federal regulations as represented by original manufacturer or supplier published materials.   In acquiring and/or developing businesses in the wood treatment industry, management will endeavor to ascertain, to the extent possible due to its current limited resources, the effects of such government regulation on our prospective business. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of all potential government regulation. Additionally, ECOB complies with Rules and Regulations of the Securities and Exchange Commission.

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

On or about September 7, 2012, a law firm claiming to represent MRL supplied a letter to Eco. On September 19, 2012 Eco obtained the advice of litigation counsel which, after review and consultation, ECO concluded to the effect that the letter is material, notwithstanding current or recently past communications impacting upon the veracity of the contents of the letter, or the intention of the letter. The contents of the letter include statements advising Eco that Eco is in breach of the Revolving Credit and Warrant Purchase Agreement referenced above ("Revolving Agreement"), and the Investment Agreement dated February 14, 2011 referenced above. It is not clear if that law firm (the firm that sent the letter) also represents the other parties noted in the agreements other than MRL. The letter claims the transactions, previously reported, by Eco relating to the Purchase Agreement and granting of a security interest, August 13, 2012, per the previously filed Form 8K of Eco August 22, 2012, was a breach of various provisions of the agreements relating to MRL, they (MRL) will enforce their rights, and reserve rights, and that an Event of Default has happened under Section 6(a) of Revolving Agreement, in that Eco failed to pay the $5,000,000 allegedly due. The same claims of default as to interest, and that they do not agree that MRL agreed to forebear from individually enforcing rights or remedies. Eco takes the position that an agreement, altering the rights of MRL and related others, was previously offered and accepted and that it means that MRL and noted affiliates surrendered to Eco rights and interests in Eco and no longer can claim they own securities in Eco, and this was in exchange for Eco supplying the concurrent promise to pay the sum of $10,500,000 by June 13, 2014; that the securities held by MRL and affiliates are or should be deemed cancelled or retired; and that Eco is willing to negotiate and entertain, though not obligated, repaying the sum with interest, as well as any "amendment" or terms for orderly procedures of the parties. This would mean that Eco also believes the Past Agreements no longer apply. Eco is now seeking the advice of counsel and has believes that MRL is open to settle and resolve the differences and demands of MRL communicated to Eco and while it plans to vigorously defend and protect its interests, it also continues to express the interest to reach an amicable resolution with MRL. No assurance can be given that Eco will be successful in the resolution, if possible, of such claims.

ECO Building Products, Inc. (“ECO”) and Manhattan Resources Limited (“MRL”) entered into an Investment Agreement on or about February 14, 2011, wherein MRL agreed to purchase 81,000,000 shares of Common Stock and MRL agreed to pay ECO $5,000,000.  Additionally, ECO and MRL executed a Revolving Credit and Warrant Purchase Agreement on or about February 14, 2011 wherein MRL loaned ECO $5,000,000. MRL claims that their percentage of ownership of shares has been diluted. MRL claims ECO is in default on the loan.

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

Equity Compensation Plan Information

The Eco Building Products, Inc. 2012 Employee and Consultant Stock Plan dated February 3, 2012  was adopted by majority vote of the Board of Directors on February 3, 2012.  The plan authorizes 10, 000,000 shares to be issued under the plan. As of June 30, 2012 no shares remain available for issuance under the plan.

The Eco Building Products, Inc. 2012 Employee and Consultant Stock Plan dated June 15, 2012 was adopted by majority vote of the Board of Directors on June 15, 2012.  The plan authorizes 10, 000,000 shares to be issued under the plan. As of June 30, 2012 a total of 8,000,000 shares remain available for issuance under the plan.

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

Financial Condition and Results of Operations

Results of Operations for the Year end June 30, 2012 as Compared to the Year ended June 30, 2011

During fiscal year 2011, we adopted our wood coating chemistry process Eco Red Shield. This change caused the company to expand into many areas such as research & development, revamp and adaptation of our production equipment, creation of product branding and marketing, increased sales efforts and significant efforts put forth towards building code acceptance of the newly created product. During this period of time the Company sold the value added product with minimal margins in order to promote the acceptance of the product and creation of the product category within the industry. The company created the subsidiary named EBuild & Truss as a vehicle to market acceptance. This division is responsible to provide turn-key framing and fabrication of truss services to the homebuilding market. The Company has been successful obtaining significant contracts with several national homebuilders.  Albeit these contracts provided the company with significant gross revenues the margins in which the contracts were obtained is minimal.  The contracts obtain with minimal margins provided the market with the perception of Eco Red Shield product acceptance.  This is a very key factor in the creation of the full framing package protection that Eco Red Shield coatings offer the homebuilding market. Once a homebuilder chooses to utilize our value added protection we found it very difficult for the homebuilder to switch back to raw lumber.  This is evident from the fact we have completed several phases of master planned communities continually raising the price with EBuild & Truss continually being awarded each subsequent release.  The Company has determined that enough structures have been erected to prove product acceptance. All future contracts contemplated by EBuild & Truss will be bid with sufficient margins to support the operations and return a reasonable net margin customary with market competition. Subsequently year over year the company has tried to continually increase margins as product demand increased. On July 2, 2012 the Company has been successful obtaining a building code approval, ESR-3255, for specific use of the Eco Red Shield technology for wood ingesting organisms including Formosan termites and wood-rot Decay.  This milestone has created a competitive landscape for Eco Red Shield vs. industry standard practice for use of pressure treated lumber therefore allowing the Company the ability to significantly raise the selling price and increase margins as a competitive product to an established industry. Additionally the Company is in negotiations with one of the largest retailers of lumber for sale and distribution through their vast network. This paradigm shift in our core technology of our company resulted in significant impact on our gross profit projections as discussed below. Future sales of Eco Red Shield should start to command a premium price in the market place coupled with operational efficiencies providing a positive impact on the future earnings potential.

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

Operating Expenses - For the year ended June 30, 2012, our total operating expenses were $9,208,860 as compared to $3,757,545 for the year ended June 30, 2011. Included in our operating expenses for the year ended June 30, 2012 was compensation costs of $4,471,865 of which $744,033 was accrued and not paid.   Moreover, $1,687,000 of the $4,471,865 compensation cost was related to 24,100,000 shares of our common stock issued to the Company’s employees, officers and consultants during the year.  Other significant operating costs we incurred during the year ended June 30, 2012 included research and development of $221,187, marketing of $119,724, rent of $647,775, other general and administrative costs of $1,388,864 and professional fees of $2,105,651 which included stock based compensation of $1,473,009 . The $1,473,009 was the value assigned to the issuance of 14,496,397 shares of our common stock to the attorney for legal services.

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

Other Income (Expenses) - For the year ended June 30, 2012 we had other expenses that included a ($420,002) loss on the modification of debt, and interest expense of ( $1,181,282 ). This is compared to the year ended June 30, 2011, in which our other income (expenses) included $333 interest income, gain of $310,900 from settlement of debt, loss of $(421,600) from modification of debt, change in the fair value of our derivative liabilities of 121,590 , and interest expense of $1,990,230.  The interest expense for the year ended June 30, 2012 included $940,662 amortization of loan fees related to the Company issued 50,000,000 warrants in exchange for the payment of the $ 3.0 million prepaid loan fees in connection with the MRL $5 million line of credit.

Liquidity and Capital Resources

On June 30, 2012, we had $111,251 in cash on hand.  During the year ended June 30, 2012, net cash used in our operating activities amounted to $4,497,822 . Net cash used during the same period for our investing activities totaled $ 462,926. During the same year, we received proceeds resulting in net cash from financing activities of $4,990,351 of which $5,000,000 was received through drawdown on the revolving facility (the “Loan Facility”); $1,0232,000 was received through the issuance of common stock and $1,041,649 was used to reduce debt owed to related parties.

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

At the time the Company executed the agreement with InsurFinancial and accepted the assignment of the SBLC the Company was in negotiation with MRL to surrender all rights and interest in the Company.  Verbal agreements had been reached with the management of MRL to achieve these set forth goals.  These discussions included full payment of the original investment back to MRL of ten million dollars and five hundred thousand in interest payable over a 24 month period and to be secured by the hundred million SBLC.  InsurFinancial was notified of the verbal agreement and had accepted the Company’s current negotiation as acceptable to move forth.  These communications with MRL allowed management to be comfortable to move forth with the assignment of the SBLC. Subsequently MRL was not able to verify and accept the SBLC as a guarantee towards settlement.

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

Stock-Based Compensation
The Company accounts for stock-based compensation under ACS Topic 505-50 “Equity-Based Payments to Non-Employees”. This standard defines a fair value based method of accounting for stock-based compensation. In accordance with ACS Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.   Options are granted at a price not less than the fair market value of the stock on the date of grant. Generally, options vest over periods not exceeding four years and are exercisable for up to ten years from the grant date.

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

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current burn rate of approximately two hundred thousand dollars a month is required to continue to operate. Either through profit on sales or via management seeking additional financing through the sale of its common stock and or through private placements the minimum burn rate must be met in order to relive the threat of the company’s ability to continue as a going concern.. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As discussed in Note 15 to the financial statements, the Company has restated the consolidated financial statements for the year ended June 30, 2012 due to the change in the fair value of the stock issuance at the grant date and cancelation of 75% of the common stocks granted to the employees and offices on June 5, 2012.  In addition, the Company has restated the debt discount on convertible notes issued in June 2012 by $2,603. Also the Company changed the description of subsequent events in connection with MRL activities and certain reclassification of balance sheet and statement of operation items to be consistent with generally accepted accounting principles.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eco Building Products, Inc. and subsidiaries as of June 30, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has generated minimal operating revenues, losses from operations, significant cash used in operating activities and its viability is dependent upon its ability to obtain future financing and successful operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters are also discussed in Note 1 .  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company

Alameda, California
June 11, 2013

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

/s/ dbbmckennon

dbbmckennon
Newport Beach, California
September 28, 2011

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	RESTATED
	June 30	June 30
	2012	2011

ASSETS
CURRENT ASSETS
Cash	$111,251	$81,648
Accounts receivable, net of allowance for doubtful accounts of $18,727
and $0 at June 30, 2012 and June 30, 2011	666,223	369,840
Inventories	922,646	1,542,378
Prepaid loan facility fee - related party, current portion	1,008,383
Prepaid expenses	7,297	85,967
Deposits	7,100
Other current assets	-
Total current assets	2,722,900	2,079,833

PROPERTY AND EQUIPMENT, net	1,207,035	743,523

OTHER ASSETS
Accounts receivable - long-term portion	-	81,648
Intangible assets	16,325	-
Prepaid loan facility fee - related party	1,078,861	-
Equipment deposits - related party	-	188,447
Total other assets	1,095,186	270,095

TOTAL ASSETS	$5,025,121	$3,093,451

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$426,179	$440,471
Payroll and taxes payable	1,594,848	728,751
Advances from related party	-	63,163
Other payables and accrued expenses	336,287	58,484
Deferred revenue	33,640	20,500
Current maturities of notes payable	6,067	-
Line of credit payable - related party	1,666,667	1,029,111
Loans payable - related party	201,480	174,217
Loans payable - other	44,500	44,500
Total current liabilities	4,309,668	2,559,197

LONG TERM LIABILITIES
Line of credit payable - related party	3,333,333	-
Notes payable, less current maturities	17,295	-
Total long term liabilities	3,350,628	-

TOTAL LIABILITIES	7,660,296	2,559,197

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 500,000,000 shares authorized,
240,261,669 shares issued and outstanding at June 30, 2012 and
178,286,100 shares issued and outstanding at June 30, 2011	240,262	178,286
Additional paid-in capital	18,564,613	10,622,135
Accumulated deficit	(21,440,050)	(10,266,167)
Total stockholders' equity (deficit)	(2,635,175)	534,254

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,025,121	$3,093,451

The accompanying notes are an integral part of these consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	RESTATED
	Year ended
	June 30
	2012	2011

REVENUE
Product sale, net	$3,723,374	$1,338,962

TOTAL REVENUE	3,723,374	1,338,962

COST OF SALES	4,104,860	1,588,430

GROSS LOSS	(381,486)	(249,468)

OPERATING EXPENSES
Research and development	221,187	113,733
Marketing	119,724	212,608
Goodwill/Donation	51,777	-
Compensation and related expenses	4,471,865	1,189,775
Rent - facilities	647,775	353,585
Professional fees	2,105,651	863,390
Consulting	202,017	356,034
Other general and administrative expenses	1,388,864	668,420
Total operating expenses	9,208,860	3,757,545

LOSS FROM OPERATIONS	(9,590,346)	(4,007,013)

OTHER INCOME (EXPENSE)
Interest income	-	333
Interest expense	(1,181,282)	(1,990,230)
Gain (loss) on settlement of debt	-	310,900
Other (Expense)	(3,500)	-
Other Income	21,247	-
Loss on modification of debt	(420,002)	(421,600)
Change in fair value of derivative liability	-	121,590
Total other income (expense)	(1,583,537)	(1,979,007)

LOSS BEFORE PROVISION FOR INCOME TAXES	(11,173,883)	(5,986,020)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(11,173,883)	$(5,986,020)

NET LOSS PER COMMON SHARE - BASIC	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	188,505,763	118,896,970

The accompanying notes are an integral part of consolidated financial statements.

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - RESTATED
PERIOD OF JULY 1, 2010 TO JUNE 30, 2012

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Totals
BALANCE, July 1, 2010	75,594,333	$75,594	$3,368,972	(20,000)	$(4,280,147)	$(855,581)
Issuance of common stock for cash	81,000,000	81,000	4,919,000	-	-	5,000,000
Issuance of common stock for settlement of debt	18,681,661	18,682	771,036	-	-	789,718
Issuance of common stock for professional services	2,510,106	2,510	236,551	-	-	239,061
Issuance of common stocks for consulting services	500,000	500	34,500	-	-	35,000
Stock based compensation from option grants	-	-	14,190	-	-	14,190
Compensation recognized on warrant grant	-	-	14,925	-	-	14,925
Repricing of warrant grant	-	-	140,981	-	-	140,981
Reclassification of derivative liability	-	-	1,534,627	-	-	1,534,627
Discount amortization on related party convertible debt	-	-	(392,647)	-	-	(392,647)
Cancelation of subscription receivable	-	-	(20,000)	20,000	-	-
Net loss	-	-	-	-	(5,986,020)	(5,986,020)
BALANCE, June 30, 2011	178,286,100	178,286	10,622,135	-	(10,266,167)	534,254

Issuance of common stock for cash	16,500,000	16,500	1,015,500	-	-	1,032,000
Issuance of common stock for settlement of debt	6,879,172	6,880	723,717	-	-	730,597
Issuance of common stock for legal services	14,496,397	14,496	1,458,513	-	-	1,473,009
Issuance of warrants for prepaid loan fee	-	-	3,025,148	-	-	3,025,148
Issuance of common stock for officers	13,700,000	13,700	945,300	-	-	959,000
Issurance of common stock for employees	3,200,000	3,200	220,800	-	-	224,000
Issurance of common stock for consultants	7,200,000	7,200	496,800	-	-	504,000
Compensation recognized on options grant	-	-	56,700	-	-	56,700
Net loss	-	-	-	-	(11,173,883)	(11,173,883)
BALANCE, June 30, 2012	240,261,669	$240,262	$18,564,613	$-	$(21,440,050)	$(2,635,175)

The accompanying notes are an integral part of these consolidated financial statements.

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	RESTATED
	Year Ended June 30,
	2012	2011

Cash flows from operating activities
Net loss	$(11,173,883)	$(5,986,020)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on modification of debt by issuance of common stock	730,596	421,600
(Gain) on settlement of debt	-	(310,900)
Interest on amortization of debt discount	-	888,946
Amortization of loan fees	940,662	176,606
Interest on repricing of warrant	-	140,981
Change in fair value of derivative liability	-	(121,590)
Charge off of trademark costs	-	4,871
Common stock issuance for services	3,160,010	273,927
Common stock issuance for payment of rent and lease settlement	-	80,000
Compensation recognized on option grants	56,700	14,190
Depreciation and amortization expense	171,536	76,285
Reserve for obsolesence inventory	674,348	-
Bad debt expense	18,727	6,305
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(233,462)	(447,430)
(Increase) in customer deposit	-	20,500
(Increase) decrease in other receivable	-	1,000
(Increase) decrease in inventory	(54,616)	(862,998)
(Increase) decrease in prepaid expenses & other current assets	71,570	(48,540)
Decrease in deposits	-	45,155
Increase in accounts payable	(14,292)	160,748
(Increase) in prepaid expenses & other non current assets	(2,758)	-
Increase in other payable and accrued expenses	975,823	664,790
Increase in accrued interest added to principle	181,217	8,316
Net cash used by operating activities	(4,497,822)	(4,793,258)

Cash flows from investing activities
Purchase of property and equipment	(609,290)	(204,330)
Purchase of software licenses	(25,000)	-
Purchase of intangible assets	(17,083)	-
Payments for equipment deposits - related party	188,447	(26,830)
Payment for leasehold improvements	-	(35,565)
Net cash used by investing activities	(462,926)	(266,725)

Cash flows from financing activities
Proceeds from related party line of credit advances	5,000,000	-
Proceeds from debt issuance	-	200,000
Proceeds from issuance of common stocks	1,032,000	5,000,000
Proceeds from related party advances and notes	-	1,596,118
Repayments of debt issuances	-	(704,772)
Repayments of related party advances and notes	(1,041,649)	(1,335,239)
Payment to related party for cancellation of warrant	-	(10)
Net cash provided by financing activities	4,990,351	4,756,097

Net change in cash and cash equivalent	29,603	(303,886)

Cash and cash equivalent at the beginning of year	81,648	385,534

Cash and cash equivalent at the end of year	$111,251	$81,648

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,000	$745,377
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of warrant in connection with the loan fee of line of credit	$3,025,148	$-

The accompanying notes are an integral part of these consolidated financial statements

NONCASH INVESTING AND FINANCING ACTIVITIES

Year Ended June 30, 2012

During the year ended June 30, 2012, the Company issued 14,496,397 shares of its common stock for legal services valued at $1,483,009 (See Note 11).

During the year ended June 30, 2012, the Company issued 62,000,000 and 5,600,000 shares of its common stock to officers and employees, respectively, on June 5, 2012.  Per the option agreements, the Company issued 25% of options per year for the next 4 years; however, the Transfer Agent made the mistake and issued the entire 67.6 million shares to officers and employees at the issuance date on June 5, 2012.  The Company notified the Transfer Agent in May 2013 to cancel the 75% of 67.6 million shares issuance which is 50.7 million shares to employees and officers.  The employees compensation of the stock options to employees and officers valued at $1,183,000 (See Note 11).

From December 2011 to February 2012, the Company issued 6,879,172 shares of its common stock at $730,597 in exchange for the debt settlement with the third party lender (See Note 11).

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

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current burn rate of approximately two hundred thousand dollars a month is required to continue to operate. Either through profit on sales or via management seeking additional financing through the sale of its common stock and or through private placements the minimum burn rate must be met in order to relive the threat of the company’s ability to continue as a going concern.. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

At the time the Company executed the agreement with InsurFinancial and accepted the assignment of the SBLC the Company was in negotiation with MRL to surrender all rights and interest in the Company.  Verbal agreements had been reached with the management of MRL to achieve these set forth goals.  These discussions included full payment of the original investment back to MRL of ten million dollars and five hundred thousand in interest payable over a 24 month period and to be secured by the hundred million SBLC.  InsurFinancial was notified of the verbal agreement and had accepted the Company’s current negotiation as acceptable to move forth.  These communications with MRL allowed management to be comfortable to move forth with the assignment of the SBLC. Subsequently MRL was not able to verify and accept the SBLC as a guarantee towards settlement.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

Inventories
Inventories primarily consist of chemicals, labor and lumber and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value).  Net realizable value is the respective inventory’s estimated selling price reduced by the cost of completion and disposal.  The Company also evaluates its inventories in an ongoing basis based on the demand of its inventories.  If the Company deemed that the inventories do not have demand, the Company reserves those slow moving inventories as obsolescence inventories.  As of June 30, 2012, the Company wrote off $659,781 as obsolescence inventory and recorded under “cost of sales” under the Consolidated Statements of Operations.  The gross profit before the inventory obsolescence write off of $659,781 would have been $278,295.

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

Stock-Based Compensation
The Company accounts for stock-based compensation under ACS Topic 505-50 “Equity-Based Payments to Non-Employees”. This standard defines a fair value based method of accounting for stock-based compensation. In accordance with ACS Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.  Options are granted at a price not less than the fair market value of the stock on the date of grant. Generally, options vest over periods not exceeding four years and are exercisable for up to ten years from the grant date.

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Senior Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance.  As of June 30, 2012 the Company recorded the relative fair values of the warrants issued to ICG USA in connection with the Senior Note in the amount of $100,000 as a debt discount upon each issuance, and expensed each debt discount as interest expense upon issuance.  Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion option was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $100,000 , at the time of each issuance provided to JTR in connection with the Senior Note up to an including June 30, 2012. The debt discount for each issuance under the Senior Note is expensed as interest expense upon issuance. We recorded interest expenses in the amounts of $0 and $0 for the three months ended June 30, 2012 and 2011, respectively, in connection with the Senior Note.

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

The following table summarizes the notes payable for the fiscal year ended June 30, 2012.

	As of June 30, 2012
Description	Short term	Long term
Auto notes payable	$6,067	$17,295
MRL line of credit	1,666,667	3,333,333
Loan payable related party	201,480	-
Loan payable other	44,500	-
Total notes payable	$1,918,714	$3,350,628

Moreover the following table summarizes the future minimum payment for 5-year commitments of the notes payable:

Principal
6/30/2013	$1,921,317
6/30/2014	3,340,342
6/30/2015	7,585
6/30/2016	2,701
6/30/2017	-
Thereafter	-
Total	$5,271,945

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

At the time the Company executed the agreement with InsurFinancial and accepted the assignment of the SBLC the Company was in negotiation with MRL to surrender all rights and interest in the Company.  Verbal agreements had been reached with the management of MRL to achieve these set forth goals.  These discussions included full payment of the original investment back to MRL of ten million dollars and five hundred thousand in interest payable over a 24 month period and to be secured by the hundred million SBLC.  InsurFinancial was notified of the verbal agreement and had accepted the Company’s current negotiation as acceptable to move forth.  These communications with MRL allowed management to be comfortable to move forth with the assignment of the SBLC. Subsequently MRL was not able to verify and accept the SBLC as a guarantee towards settlement.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

11.  Stockholders' Deficit

Common Stock Issuances
During the year ended June 30, 2012, the Company issued a total of 112,675,569  shares of its common stock of which 16,500,000 shares were issued for cash for $1,032,000, 6,879,172 shares were issued for debt conversions of increments totaling $730,597 the related to losses on debt modification.  Also 14,496,397 shares valued at $1,473,009 were issued for legal services, 16,900,000 shares valued at $1,183,000 were issued for officers and employees compensation, 7,200,000 shares valued at $504,000.  Per Board minutes dated on January 5, 2012, the Board approved to issue75 million shares to employees, officers and consultants.  On June 5, 2012, ECO decided to issue 74.8 million shares officers, employees and consultants.  Among the 74.8 million shares, 7.2 million shares granted to the consultants which were vested 100% immediately on June 5, 2012 issuance date.  The rest of the 67.6 million shares are vested 25% per year.  However, the Transfer Agent made the mistake and issued the entire 74.8 million shares to officers, employees and consultants at the issuance date on June 5, 2012.  ECO notified the Transfer Agent in May 2013 to cancel the 75% of 67.6 million shares issuance which is 50.7 million shares to employees and officers.  For detail, please refer to Note 15 - Restatement in the Notes to Consolidated Financial Statements.

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

ECO Building Products, Inc. (“ECO”) and Manhattan Resources Limited (“MRL”) entered into an Investment Agreement on or about February 14, 2011, wherein MRL agreed to purchase 81,000,000 shares of Common Stock and MRL agreed to pay ECO $5,000,000.  Additionally, ECO and MRL executed a Revolving Credit and Warrant Purchase Agreement on or about February 14, 2011 wherein MRL loaned ECO $5,000,000. MRL claims that their percentage of ownership of shares has been diluted. MRL claims ECO is in default on the loan.

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

On June 13, 2012, Eco was in negotiation with MRL regarding the offer Eco has presented to MRL and MRL can response to the offer on or before September 15, 2012.

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

At the time the Company executed the agreement with InsurFinancial and accepted the assignment of the SBLC the Company was in negotiation with MRL to surrender all rights and interest in the Company.  Verbal agreements had been reached with the management of MRL to achieve these set forth goals.  These discussions included full payment of the original investment back to MRL of ten million dollars and five hundred thousand in interest payable over a 24 month period and to be secured by the hundred million SBLC.  InsurFinancial was notified of the verbal agreement and had accepted the Company’s current negotiation as acceptable to move forth.  These communications with MRL allowed management to be comfortable to move forth with the assignment of the SBLC. Subsequently MRL was not able to verify and accept the SBLC as a guarantee towards settlement.

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

On September 6, 2012 ECOB was notified by MRL that ECOB was in default of the Revolving Credit and Warrant Purchase Agreement and a 45-day period to cure the default.  The Company has until October 20, 2012 to cure the default.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

On October 19, 2012, the Company has not been successful to monetize or obtain a beneficial credit enhancement with vendors or customers or others, relating to the $100 million standby letter of credit (SBLC) with Bank of China or SBLC in several business transactions as it was intended to be useful for. The Company was unable to monetize the SBLC to meet the intended expectations.  The SBLC had a provision to be assignable.  The Company successfully assigned the SBLC back to InsurFinancial Holdings releasing the Company of any ability to utilize the SBLC or incur any expenses as a result.

On October 25, 2012, the Board of Directors of the Corporation determined it is in the best interests of the Corporation to issue 4,412,512 restricted common stock shares to Manhattan Resources Limited (MRL) in lieu of a cash interest payment as part of an offer or resolution it is seeking to cure the default as stated above. Subsequently the stock certificate was rejected by MRL. The stock certificate was held by MRL attorney and never in the possession of MRL.

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

On January 14, 2013, 2.5 million of non-restricted common stocks in the amount of $0.02/share equivalent to $50,000 were issued to Neil Dolgin for Debt Conversion from Irv Minnaker per Assignment and Assumption Agreement between Irving Minnaker (Assignor) and Neil Dolgin (Assignee).  The Company agreed to pay 12% interest on $50,000 and the loan will be matured on January 14, 2013.  On January 28, 2013, Certificate to be originally issued free trading on 2.5 million of common stocks was issued.

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

The Company issued shares of common stocks to different recipients.  On January 1, 2013, 1,000,000 shares of restricted common stock were issued to Royal Hudson, LLC with no cost basis for binding MOU between parties. On January 14, 2013, 1,000,000 shares of restricted common stocks with no cost basis were issued to Peter Kuhn for binding MOU between parties.  2,000,000 shares of restricted common stocks with $0.03/share were issued to Arthur Douglas for five months service based on existing contract.  On February 4, 2013, 3,000,000 restricted common stocks with no cost were issued to Tonaquint, Inc with no cost basis for debenture between parties.

On February 6, 2013, Eco issued 2,000,000 shares of non-restricted stocks with $0.05/share for investment agreement dated and funded on July 9, 2012.  On the same date, Eco removed the restriction on trading on a total of 2,000,000 common stocks issued to Alpha Capital Analyst for a debt conversion which last for six months.

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

On June 5, 2013 the President & CEO of the Corporation has determined that it is in the best interests of the Corporation and its shareholders that the stock issuance approved by the board and transacted on June 5th 2012 providing employee stock options shall be cancelled effective immediately. Furthermore the board confirms that the share certificates issued were never presented, promised or distributed to the employee’s or otherwise and all stock certificates were held in the possession of the company at all times per the list attached as exhibit A. The board consents to take the following action to retire SIXTEEN MILLION NINE HUNDRED THOUSAND (16,900,000) shares of common stock into the authorized but unissued treasury of the corporation. This action reverses the employee compensation stock option plan adopted on June 5, 2012.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

On or about May 14, 2013, Alpha Capital Anstalt initiated an action against Eco Building Products, Inc., E Build and Truss, Inc. and Seattle Exchange Coffee in the United States District Court, Southern District of New York.  The suit seeks $1,080,000.  Plaintiff alleges Eco Building sold a debenture in the principal amount of $1,080,000 to Alpha and that Eco Building failed to pay off the debenture on the maturity date.  Alpha agreed to assign the debenture to a third party.  Upon information and belief, this third party has paid Alpha $960,000 to date.

On or about June 7, 2013 a settlement to the above mentioned action from Alpha Capital Anstalt was agreed upon by all parties involved. The agreement settles the dispute in full providing for final payment to Alpha Capital Anstalt and a dismissal of the action in the United States District Court, Southern District of New York.

On May 15, 2013 the President & CEO of the Corporation has determined that it is in the best interests of the Corporation and its shareholders that the shareholder Irving Minnaker loan and retire Five Million (5,000,000) shares of common stock into the authorized but unissued treasury of the corporation.  Furthermore the shares were fully owned and held by Irving Minnaker and have been loaned and retired into treasury in order to facilitate pressing business matters.  The Company will reissue shares to Irving Minnaker at a future date to be determined.

On May 15, 2013 the President & CEO of the Corporation has determined that it is in the best interests of the Corporation and its shareholders that the shareholder Mark Vuozzo loan and retire One Million Seven Hundred Fifty Thousand (1,750,000) shares of common stock into the authorized but unissued treasury of the corporation.  Furthermore the shares were fully owned and held by Mark Vuozzo for over a period of two years, and have been loaned and retired into treasury in order to facilitate pressing business matters.  The Company will reissue shares to Mark Vuozzo at a future date to be determined.

On May 15, 2013 the President & CEO of the Corporation has determined that it is in the best interests of the Corporation and its shareholders that the shareholder Steve Conboy loan and retire Twenty Three Million Four Hundred Eighty Seven Thousand Nine Hundred Two (23,487,902) shares of common stock into the authorized but unissued treasury of the corporation.  Furthermore the shares were fully owned and held by Steve Conboy for over two years period, and have been loaned and retired into treasury in order to facilitate pressing business matters.  The Company will reissue shares to Steve Conboy at a future date to be determined.

On May 31, 2013, The Company (“ECOB”) entered into a Debt Assumption and Equity Cancellation Agreement (the “Agreement”) with Redwood Management, LLC (“Redwood”) and Manhattan Resources, Ltd (“MRL”). Terms of the Agreement are as set out below:

1) Subject to the terms and conditions of the Agreement, MRL sells, assigns and transfers to Redwood, all of its liabilities, obligations and commitments with respect to the loan and all interest payable thereon amounting in aggregate to US$5,488,083 (the “Debt”) owing by ECOB to MRL under the Revolving Credit and Warrant Purchase Agreement dated 14 February 2011 between ECOB and MRL (the “Credit Agreement”).

2) In consideration of the assignment of the Debt by MRL to Redwood, Redwood agrees to pay MRL an aggregate amount of US$3,300,000 (the “Aggregate Consideration”) as follows:

(i) US$350,000 payable upon execution of the Agreement;

(ii) US$125,000 payable on each of 17 June 2013, 15 July 2013 and 15 August 2013, unless the Authorization Event (as defined in (iii) below) has previously occurred;

(iii) US$950,000 payable on the earlier of (a) the date that is thirty (30) days following the date on which ECOB’s shareholders approve an amendment to ECOB’s articles of incorporation providing for the increase of its authorized common shares (“Common Shares”) to 1,500,000,000 authorized Common Shares (the “Authorization Event”), if such approval occurs pursuant to an action by written consent of shareholders in lieu of a meeting which is subsequently noticed to all shareholders through an information statement filed with the Securities and Exchange Commission on Schedule 14C (for purposes of clarification, the measurement of the thirty (30) days shall begin with the taking of the action by written consent and not the effectiveness of the information statement on Schedule 14C) (or the next business day thereafter, if such date falls on a Saturday or Sunday); (b) the date of the Authorization Event, if such Authorization Event occurs pursuant to vote of shareholders at a shareholder meeting held pursuant to a notice and proxy statement filed with the Securities and Exchange Commission on Schedule 14A; or (c) 16 September 2013; and

(iv) US$300,000 per month commencing on the earlier of (a) the 15th of the month (or the next business day thereafter, if such date falls on a Saturday or Sunday) following the Authorization Event; or (b) 15 October 2013, and continuing until the balance of the Aggregate Consideration has been paid to MRL. In the event that ECOB repays any or all of the Debt, 100% of the proceeds received by Redwood with respect thereto shall be immediately paid to MRL, up to a maximum of US$3,300,000.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

3) On the terms and subject to the conditions of the Agreement, upon execution of the Agreement, MRL shall surrender for cancellation 40,500,000 of its Common Shares (the “Cancelled Equity”). Upon receipt of the balance of the final payment of the Aggregate Consideration, MRL shall surrender for cancellation its remaining 40,500,000 Common Shares and all of its warrants (“Warrants”) to purchase Common Shares.

4) In the event any payment of the Aggregate Consideration is not paid within 5 days of the due date, for any reason, then, at the option of the Company, the Agreement may be terminated by MRL by providing written notice to Redwood, with a copy to ECOB (a “Termination Notice”). Upon receipt of a Termination Notice, Redwood shall assign and transfer the Debt back to MRL, less the aggregate amount paid by Redwood to MRL prior to such default, and MRL shall be entitled to retain any payments previously paid to it. In addition, upon termination of the Agreement, ECOB shall issue to MRL a number of Common Shares in an amount equal to the number of Common Shares that constitute the Cancelled Equity, with the same terms and conditions of the Common Shares that had previously been cancelled.

5) Prior to the Authorization Event, provided that there has been no breach of the Agreement by Redwood, MRL agrees to vote all its Common Shares in favor of any amendment to ECOB’s articles of incorporation providing for the increase of ECOB’s authorized Common Shares.

6) ECOB grants to Redwood a security interest in, all of ECOB’s right, title and interest in and to all of the personal property of ECOB whether now or hereafter existing, whether tangible or intangible, whether now owned or hereinafter acquired and wherever the same may be located. In the event that MRL exercises its termination right and the Debt is reassigned and returned to MRL, ECOB agrees that the foregoing security interest shall also be assigned and transferred to MRL in connection with the reassignment and return of the Debt.

7) Conditioned on the satisfactory payment of the Aggregate Consideration by Redwood, and provided that the Agreement is not earlier terminated by MRL as set out in Paragraph 4 above, MRL shall release and discharge ECOB and each of its respective affiliates, representatives, advisors, partners, officers, directors and employees and their respective successors and assigns from any and all claims, demands, causes of action and rights of every kind, nature or character arising or existing on or before the date of the Agreement; whether determined or undetermined, known or unknown, proven or unproven; whether asserted or subject to assertion in any jurisdiction, in any court or other forum or with any federal, state, county, municipal or other governmental authority, agency or official; and whether arising at law, in equity or otherwise, arising out of or from or in any way related to the Common Shares or Warrants.

On May 31, 2013, The Company (“ECOB”) entered into a Securities Settlement Agreement (the “Agreement”) with Redwood Management, LLC (“Redwood”). Terms of the Agreement are as set out below:

1) The Principal value of the note is Five Million Dollars ($ 5,000,000.00) with an annual interest rate of 12%. The term of the agreement is twelve months. Description of Debt: See above Debt Assumption and Equity Cancellation Agreement Dated May 31, 2013.

2) The COMPANY promises to pay to Redwood the Principal and Interest on the Maturity Date, or sooner if required hereby, unless to the extent of any completed conversion of Principal and or Interest as stated herein.   THE COMPANY MAY PREPAY ANY PORTION OF THE PRINCIPAL AMOUNT AT 130% OF SUCH AMOUNT FOR THE FIRST SIX (6) MONTHS ON $3,300,000 OR MAXIMUM ALLOWED PER LAW, WHICHEVER IS LOWER, ALONG WITH ANY ACCRUED INTEREST AT ANY TIME UPON SEVEN DAYS WRITTEN NOTICE TO REDWOOD, PROVIDED THE COMPANY IS NOT IN DEFAULT OF THIS AGREEMENT, SUBJECT TO THE TERMS HEREIN.  AFTER SIX MONTHS THE REDEMPTION STAYS ON AT 130% BUT ON THE FULL FACE VALUE OF $5,000,000.

3) At such time this note is satisfied the COMPANY will relieve from the balance sheet 3,025,148 in accrued liability for the value of the 50,000,000 warrants to be cancelled and MRL shall surrender for cancellation 40,500,000 of its remaining Common Shares all to be surrendered by Manhattan Resources, Ltd in connection with this Agreement and the Debt Assumption and Equity Cancellation Agreement Dated May 31, 2013.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

15.  Restatement

The Company has restated the financial statements as originally presented in its initial registration statement filed on October 15, 2012.  The changes and explanation of such are as follows:

	Year Ended June 30, 2012

	Originally		Restatement		As
Balance Sheet Items:	Reported		Adjustment		Restated

Common stock	216,162	A	24,100	(a)	240,262	B
Accumulated (deficit)	(21,432,553)	A	(7,497)	(a),(b)(c)	(21,440,050)	B

Statements of Operations Items:	For the year ended June 30, 2012

Compensation and related expenses	4,461,765	A	10,100	(b)	4,471,865	B

Statements of Cashflows Items:	For the year ended June 30, 2012
Cash flows from operating activities
Loss on modification of debt by issuance of common stock	(420,002)	A	(310,594)	(b)	(730,596)	B
Common stock issuance for services	(3,602,944)	A	(442,934)	(b)	(3,160,010)	B
Cash flows from financing activities
Proceeds from issuance of common stocks	(889,500)	A	(142,500)	(b)	(1,032,000)	B

(a)
Reflects restatement due to the recording of the 74.8 million at $0.001 par value = $74,800 on June 5, 2012 less 75% retirement of 74.8 million shares on April 23, 2012 because of the Transfer Agent error.

74.8 million shares issuance	74,800
Less cancelation of 50.7 million shares	(50,700)
Net changes	24,100

(b)
Reflects restatement due to pricing the shares at the fair value at the stock grant date.  In accordance with ASC 718, shares need to be priced at fair value at the grant date and the changes in the stock based compensation expense of $10,100.  ECO priced the shares per the Stock Issuance Notice and the share price might not be equal to the fair value at the grant date.

(c)	Reflects restatement due to adjustment on the debt discount on the convertible note issued in June 2012 in the amount of $2,603.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2012 and all interim subsequent periods. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on that evaluation, our principal executive officer and our principal financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms to allow timely decisions regarding required disclosure.  The material weakness and significant deficiency identified by our management as of June 30, 2012 and all interim subsequent periods relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

Remediation Initiative

We intend to provide U.S. GAAP training sessions to our accounting team and intend to increase the amount of training that each member of our accounting team receives. The training sessions will be organized to help our corporate accounting team gain experience in U.S. GAAP reporting and to enhance their awareness of new and emerging pronouncements with potential impact over our financial reporting.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit  preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our principal executive officer and principal financial officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Name	Age	Position
Steve Conboy	58	President, Chief Executive Officer, Principal Executive Officer , Principal Financial Officer and sole Director
Mark Vuozzo	48	Chief Technical Officer

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

Mark Vuozzo, Chief Technical Officer was the founder and CEO of MV Technical Sales, LLC a privately held company that serviced the Semiconductor Automated Test industry. Mr. Vuozzo grew the company to span across USA, Asia and Europe with sales in excess of 25 million. In 2006, Mr. Vuozzo sold his interest in MV Technical Sales, LLC. In 2007, Mr. Vuozzo joined Steven Conboy to manage SC Bluwood, Inc., and Framers Choice, Inc. Mr. Vuozzo acted in the capacity of General Manager and Director of both organizations. In 2009, Mr. Vuozzo joined Ecoblu Products, Inc., as a General Manager and Corporate Secretary. Mr. Vuozzo continues to act in the capacity of Chief Technical Officer and Director.

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

Name and Principal Position	Fiscal Year	Salary ($)		Bonus		Option Awards		All Other Compensation		Total ($)

Steve Conboy, President, CEO, CFO Director (1)	2012 2011	$ $	315,000 201,923	$ $	0 0	$ $	0 0	$ $	0 0	$ $	315,000 201,923
Principal Executive & Financial Officer

Mark Vuozzo (2) Chief Technical Officer	2012 2011	$ $	235,000 160,577	$ $	0 0	$ $	0 0	$ $	0 0	$ $	235,000 160,577

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

(2)   In late 2009, Mr. Vuozzo joined ECO Building Products, Inc., as a General Manager and Corporate Secretary. Effective April 1, 2011, the Company entered into an employment agreement with Mark Vuozzo, its Chief Technical Officer for a term of two years. Mark Vuozzo’s compensation for year ended June 30, 2011 amounted to $160,577, of which $108,0165 was accrued and not paid. Accrued compensation due the Mark Vuozzo at June 30, 2011 totaled $148.400. Severance pay accrued and charged to operations during the year ended June 30, 2011 totaled $13,356.  Compensation charged to operations during the year ended June 30, 2011 on the option granted totaled $4,730

Employment Agreements
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

 No family relationships exist among any directors, executive officers, or persons nominated or chosen to become directors or executive officers.

OPTION EXERCISES AND STOCK VESTED

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Steven Conboy, President, Chief Executive Officer, Principal Executive Officer, Director	0	$0

Mark Vuozzo Chief Technical Officer	0	$0

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

Director Compensation

We do not have a formal plan for director compensation. Our sole director did not receive any type of compensation for serving as a director for the years ended June 30, 2012 or June 30, 2011 .

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table

The following table sets forth, as of June 7, 2013 ; the beneficial ownership of our common stock by each person known to beneficially own more than five percent (5%) of our common stock, including options, outstanding as of such date and by  our officers and directors as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Acquirable	Percentage of Class (1) (2) (3)
Steve Conboy , President and CEO	0	0	0%

Manhattan Resources Limited (3)	40,500,000	50,000,000	21.03%

Officers and Directors as a Group (1 persons)	0	0	0%

Total	40,500,000	0	9.41%

(1)  Gives effect to the shares of Common Stock issuable upon the exercise of all options exercisable within 60 days of September 23, 2011 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.

(2)  The denominator is based on total shares outstanding as of June 7, 2013 equal to 430,175,676 shares held by approximately 140 shareholders of record and an undetermined number of holders in street name.

(3)  In consideration of a Loan Facility, the Company issued Manhattan Resources Limited a 5-year warrant to subscribe for 50,000,000 common shares at an exercise price of $0.10 per share. All are vested and if all were exercised MRL would own 131,000,000 common shares of the resulting common shares that would be outstanding for a beneficial ownership of 30.45%

(4) On June 5, 2012 the Company issued 62 million shares, 50 million shares to Steve Conboy and 12 million to Mark Vuozzo collectively. The shares were to be issued at a 25% vesting per year however the transfer agent mistakenly issued the full number of shares. In May 2013 the company cancelled the remaining 75% of the stock issued on June 5, 2012.

(5) On June 5, 2013 the Company cancelled the remaining shares issued on June 5, 2012 under the employee stock option plan, effectively retiring the remaining 25% of shares issued to Steve Conboy and Mark Vuozzo. For further details see note 14.

(6) On May 15, 2013 the board of directors felt it was in the best interest of the company for Steve Conboy to loan and retire Twenty Three Million Four Hundred Eighty Seven Thousand Nine Hundred Two (23,487,902) shares of common stock into the authorized but unissued treasury of the corporation leaving Steve Conboy with 0% interest in the company. For further details see note 14.

(7) On May 31, 2013, The Company (“ECOB”) entered into a Debt Assumption and Equity Cancellation Agreement (the “Agreement”) with Redwood Management, LLC (“Redwood”) and Manhattan Resources, Ltd (“MRL”) the terms of this agreement called for the retirement of 40,500,000 shares on behalf of MRL.  For further details see note 14.

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

The aggregate fees billed for each of the last three quarters for professional services rendered by ProAccurate Tax Consulting Group, the formal principal accountant, for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending June 30, 2012 was: $40,000.

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

ECO Building Products, Inc.
Registrant

Date: June 11, 2013	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer & Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 11, 2013	By:	/s/ Steve Conboy
Steve Conboy, President and Director
Principal Executive Officer & Principal Financial Officer