Form 10-K/A
period 2012-06-30
ECO Building Products, Inc.
filed 2013-06-13
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment #2

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

Explanatory Note for Amendment 2:
This Amendment #2 to our Annual Report only furnishes the XBRL presentation not filed with the previous 10K/A filed on June 12, 2013. No other changes, revisions, or updates were made to the original amended filing.

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

ECO Building Products, Inc.
Registrant

Date: June 13, 2013	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer & Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 13, 2013	By:	/s/ Steve Conboy
Steve Conboy, President and Director
Principal Executive Officer & Principal Financial Officer