Form 10-Q/A
period 2012-09-30
ECO Building Products, Inc.
filed 2013-06-19
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment #2

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

The number of shares outstanding of each of the issuer's classes of common equity as of June 17, 2013: 425,589,245 shares of common stock.

Eco Building Products, Inc.

PART I - FINANCIAL INFORMATION

Item 1     Financial Information

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	RESTATED	RESTATED
	September 30	June 30
	2012	2012

ASSETS
CURRENT ASSETS
Cash	$3,394	$111,251
Accounts receivable, net of allowance for doubtful accounts of $18,727 at
September 30, 2012 and June 30, 2012	1,169,337	666,223
Inventories	1,089,987	922,646
Prepaid loan facility fee - related party, current portion	-	1,008,383
Prepaid expenses	15,796	7,297
Deposits	7,100	7,100
Other current assets	1,110	-
Total current assets	2,286,724	2,722,900

PROPERTY AND EQUIPMENT, net	1,187,948	1,207,035

OTHER ASSETS
Accounts receivable - long-term portion	-	-
Intangible assets	15,471	16,325
Prepaid loan facility fee - related party	-	1,078,861
Equipment deposits - related party	-	-
Total other assets	15,471	1,095,186

TOTAL ASSETS	$3,490,143	$5,025,121

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$448,411	$426,179
Payroll and taxes payable	1,762,164	1,594,848
Advances from related party	-	-
Other payables and accrued expenses	402,767	336,287
Deferred revenue	-	33,640
Current maturities of notes payable	8,278	6,067
Line of credit payable - related party	5,000,000	1,666,667
Loans payable - related party	336,935	201,480
Loans payable - other	144,500	44,500
Convertible notes net of loan discount	471,000	-
Total current liabilities	8,574,055	4,309,668

LONG TERM LIABILITIES
Line of credit payable - related party	-	3,333,333
Notes payable, less current maturities	13,608	17,295
Total long term liabilities	13,608	3,350,628

TOTAL LIABILITIES	8,587,663	7,660,296

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 500,000,000 shares authorized,
259,622,033 shares issued and outstanding at September 30, 2012
and 240,261,669 shares issued and outstanding June 30, 2012	259,622	240,262
Additional paid-in capital	20,944,698	18,564,613
Accumulated deficit	(26,301,840)	(21,440,050)
Total stockholders' equity	(5,097,520)	(2,635,175)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,490,143	$5,025,121

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	RESTATED
	3-month ended	3-month ended
	September 30	September 30
	2012	2011

REVENUE
Product sale	$1,060,426	$690,679
License sale	-	-
Equipment and other sales	$-	-

TOTAL REVENUE	$1,060,426	$690,679

COST OF SALES	811,682	623,604

GROSS PROFIT	248,744	67,075

OPERATING EXPENSES
Research and development	95,217	18,621
Marketing	92,468	29,953
Goodwill/Donation	9,325	-
Compensation and related expenses	474,911	606,454
Rent - facilities	210,620	78,955
Professional fees	422,893	293,190
Consulting	322,414	78,556
Other general and administrative expenses	374,602	333,795

Total operating expenses	2,002,450	1,439,524

LOSS FROM OPERATIONS	(1,753,706)	(1,372,449)

OTHER INCOME (EXPENSE)
Interest income	-	3,365
Interest expense	(2,667,202)	(220,165)
Gain (loss) on settlement of lease	-	-
Gain (loss) on settlement of debt	-	-
Loss on modification of debt	(448,437)	-
Change in fair value of derivative liability	-	-
Other Income	7,555	-

Total other income (expense)	(3,108,084)	(216,800)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,861,790)	(1,589,249)

	-	-

NET LOSS	$(4,861,790)	$(1,589,249)

NET LOSS PER COMMON SHARE - BASIC	(0.02)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	246,941,804	178,286,100

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	RESTATED
	3-month ended	3-month ended
	September 30	September 30
Cash flows from operating activities	2012	2011

Net Loss	$(4,861,790)	$(1,589,249)
Adjustments to reconcile net income to net cash used by operating activities:
Interest on amortization of loan fees	-	181,617
Loss on modification of debt by issuance of common stock	448,436	-
(Gain) loss on settlement of debt	-	-
Interest on amortization of debt discount	-	-
Amortization of loan fees	1,078,861	-
Interest on repricing of warrant	-	-
Amortization of debt discount related to convertible loans	949,319	-
Common stock issuance for services	637,500	-
Common stock issuance for payment of rent and lease settlement	350,000	-
Stock Based Compensation	14,190	14,190
Depreciation and amortization expense	41,464	43,666
Bad debt expense	-	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(503,114)	(74,437)
(Increase) in other receivable	-	-
(Increase) in inventory	(167,341)	(448,743)
(Increase) in prepaid expenses & other current assets	998,774	13,611
Decrease (Increase) in deposits	-	-
Increase in accounts payable	22,232	76,253
Increase in Payroll and taxable payable	-	71,738
Increase in rent payable	-	-
Increase in other payable and accrued expenses	136,413	(28,562)
Increase in deferred rent expense	-	-
(Decrease) in other payables and accrued expenses	-	(10,000)
Increase in accrued interest added to principle	72,022	38,548
Net cash used by operating activities	(783,034)	(1,711,368)

Cash flows from investing activities
Purchase of property and equipment	(21,523)	(29,473)
Purchase of software licenses	-	(25,000)
Payments for equipment deposits - related party	-	(11,964)
Payments for prepaid trademark costs	-	-
Net cash provided (used) by investing activities	(21,523)	(66,437)

Cash flows from financing activities
Proceeds from related party line of credit advances	-	3,000,000
Proceeds from debt issuance	471,000	-
Proceeds from related party advances and notes	235,455	-
Repayments of third party loan payable	(9,755)	-
Repayments of related party advances and notes	-	(1,272,491)
Net cash provided by financing activities	696,700	1,727,509

Net change in cash and cash equivalent	(107,857)	(50,296)

Cash and cash equivalent at the beginning of year	111,251	81,648

Cash and cash equivalent at the end of year	$3,394	$31,352

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Forgiven Note Payable in connection with the transfer of common stock	$-	$72,791

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

Through December 2010, the Company was deemed to be in the development stage, as defined in Accounting Standard Codification (“ASC”) topic 915 Development Stage Entities. During year ended June 30, 2011, management determined that the Company exited the development stage. Thus, the Company is no longer required to report its stock issuances from inception, nor include inception-to-date information in its statements of operations and cash flows.

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

Going Concern
The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has generated minimal operating revenues, losses from operations, significant cash used in operating activities and its viability is dependent upon its ability to obtain future financing and the success of its future operations. Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current burn rate of approximately two hundred thousand dollars a month is required to continue to operate. Either through profit on sales or via management seeking additional financing through the sale of its common stock and or through private placements the minimum burn rate must be met in order to relive the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Eco Building Products, Inc.

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

Eco Building Products, Inc.

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

Stock-Based Compensation
The Company accounts for stock-based compensation under ASC Topic 505-50 “Equity-Based Payments to Non-Employees.” This standard defines a fair value based method of accounting for stock-based compensation. In accordance with ASC Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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

Eco Building Products, Inc.

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

Eco Building Products, Inc.

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

In September 2011, FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350).” Under the amendments in ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. Management does not expect the provisions of ASU 2011-08 to have a material effect on the Company’s financial position, results of operations or cash flows.

Eco Building Products, Inc.

3.   Inventories

As of September 30, 2012, inventories consisted of the following:

Chemicals	$255,852
Lumber	834,135
$1,089,987

In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated and untreated lumber.  All of the Company’s inventories are pledged as collateral for the Company’s $5,000,000 Loan Facility (see Note 5).

4.   Prepaid Loan Facility Fee

As discussed in Note 5, In September 2011, the Company issued 50,000,000 warrants in exchange for the payment of the $3.0 million prepaid loan fees in connection with the MRL $5 million line of credit.  The $3,025,000 total prepaid loan fees were amortized using the straight line method over the three year terms of the underlying notes.  As discussed in Note 1 Organization and Basis of Presentation in the notes to condensed consolidated financial statements, MRL has 45 days until November 5, 2012 to response and  in December 2012, MRL replied to ECO that they rejected ECO's proposal.  As MRL rejected ECO's proposal, the Company decided to write off the outstanding prepaid loan fee in connection with the MRL $5 million line of credit.  Amortization charged to interest expense for the years ended September 30, 2012 and September 30, 2011 totaled $2,087,244 and $181,617 respectively.  As of September 30, 2012, the current and non-current prepaid loan facility fee was $0.

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

As of September 30, 2012, the Company drew down $5,000,000 on the Loan Facility.  As MRL rejected ECO's proposal, the Company reclassified the $5.0 million due to MRL as current liability and continue to accrue interest on the $5 million due to MRL.  As of September 30, 2012, the Company did not pay any interest and accrued $72,022 interest expense on the $5,000,000 loan facility from MRL for the three months ended September 30, 2012.

Convertible Note - $1,080,000  Financing
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

Eco Building Products, Inc.

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

During the three months ended September 30, 2012, the Company recognized $128,119 of accretion related to the debt discount. The remaining debt discount of $835,665 will be amortized during our next fiscal quarter.

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

Eco Building Products, Inc.

Pursuant to ASC 470-20-25, the Company recorded a debt discount related to $20,000 of origination fees and the beneficial conversion feature of $66,410. The Company is accreting the debt discount over the term of the Note from the date of issuance using the effective interest method.

During the three months ended September 30, 2012, the Company recognized $4,762 of interest expense and $17,743 of accretion related to this Note.

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

During the three months ended September 30, 2012, the Company recognized $60 of interest expense and no accretion related to this Note.

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

During the three months ended September 30, 2012, the Company recognized $1,190 of interest expense and $4,436 accretion related to this Note.

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

Eco Building Products, Inc.

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Senior Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance.  As of June 30, 2012 the Company recorded the relative fair values of the warrants issued to ICG USA in connection with the Senior Note in the amount of $100,000 as a debt discount upon each issuance, and expensed each debt discount as interest expense upon issuance.  Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion option was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $99,980, at the time of each issuance provided to JTR in connection with the Senior Note up to an including September 30, 2012.

Pursuant to ASC 470-20-25, the Company did not record a debt discount related to the origination fees and the beneficial conversion feature.

During the three months ended September 30, 2012, the Company recognized $1,216 of interest expense and $20 of accretion related to this Note.

Balance as of July 1, 2012	$-

Additions from new convertible notes issued	1,410,000

Debt discount on the convertible notes issue	(1,089,318)

Amortization on the debt discount on the convertible notes issue	$150,318

Ending balance as of September 30, 2012	$471,000

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

Eco Building Products, Inc.

The following table summarizes the notes payable for the period ended September 30, 2012.

	As of September 30, 2012
Description	Short term	Long term
Auto notes payable	$8,278	$13,608
MRL line of credit	5,000,000	0
Loan payable related party	336,935	-
Loan payable other	144,500	-
Convertible notes	471,000	-

Total notes payable	$5,960,713	$13,608

Moreover the following table summarizes the future minimum payment for 5-year commitments of the notes payable:

Principal
6/30/2013	$5,471,000
6/30/2014	493,035
6/30/2015	7,585
6/30/2016	2,701
6/30/2017	-
Thereafter	-
Total	$5,974,321

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

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of September 30, 2012:

Liabilities measured at fair value at September 30, 2012:	Level 1	Level 2	Level 3	Total
Line of credit payable – related party	$--	$5,336,935	$--	$5,336,935

Convertible and other notes payable	$--	$637,386	$--	$637,386

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

Common Stocks
During the three months ended September 30, 2012, the Company issued 6,650,000 shares of its common stock, under options, to compensate outside law firms, calculated for accounting at a stock closing price at the end of each trading date, being compensation for legal services, for a total of $435,500 as a legal expense for legal services.  In addition, the Company issued 2,400,000 shares of its common stock to compensate consulting firms for consulting services, for a total exercise of $202,000 for consulting services.  Moreover, the Company issued 6,810,364 shares of its common stock to the third party lender to settle the debt that has been outstanding in prior years. The Company recorded $441,626 loss on modification of debt under other expense in the Condensed Consolidated Statements of Operations.  The Company issued 3,500,000 shares of its common stock to the third party convertible notes holder for the prepaid loan fee in connection with the convertible notes.

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

Eco Building Products, Inc.

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

Eco Building Products, Inc.

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

Manhattan Resources Limited

On February 14, 2011, Eco Building Products, Inc., formerly EcoBlu Products Inc. (“Eco”) entered into an investment agreement (the “Investment Agreement”) with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL (the “Investment Agreement”). On February 14, 2011, Eco also entered into a revolving credit and warrant purchase agreement (the “Credit and Warrant Agreement”) with MRL. Agreements, securities, and obligations also were confirmed with SLM Holding PTE, Ltd. (SLM) a wholly owned subsidiary of MRL, and Swanny Sujanty, an individual, including transfer of 9,500,000 shares of restricted stock from Steve Conboy, the CEO of Eco, to Swanny Sujanty. Copies of these above agreements (the "Past Agreements") and their terms were disclosed under the Eco Form 8-K filling on February 16, 2011. Herein "MRL" includes MRL, LTK, SLM, and Swanny Sujanty, considered affiliates to MRL by Eco. At various points, the past year, Eco, offered MRL for MRL and affiliates, an arrangement whereby all their interests in Eco and all obligations of Eco to any of them would be exchanged for a promise to make a future buyout payment. On July 9, 2012 lawyers for Eco advised Eco that the aspect of the Offer, below, and the communication that an agreement was reached is legal grounds, subject to potential judicial determination, supporting Eco's conclusion that MRL has agreed to Eco's offer including selling all interests back to Eco for promise of a future payment, as stated below. If judicial action was taken, Eco may or may not be successful. Previously, on June 13, 2012, Eco was in negotiation with MRL regarding the offer Eco has presented to MRL and MRL can response to the offer on or before September 15, 2012.

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

Eco Building Products, Inc.

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

On October 25, 2012, the Board decided to present an offer to MRL to pay, in 24 months or less, the $10,000,000 reflecting the  $5,000,000 worth of stocks and $5,000,000 outstanding line of credit  of MRL, or take steps with the goal of registering the stock of MRL, and also, as part of  a proposal to MRL,  pay interest on the $5,000,000 outstanding line of credit from MRL quarterly in payment of shares of common stock On October 19, 2012, the Company has not been successful to monetize or obtain a beneficial credit enhancement with vendors or customers or others, relating to the $100 million standby letter of credit (SBLC) with Bank of China or SBLC in several business transactions as it was intended to be useful for. The Company was unable to monetize the SBLC to meet the intended expectations.  The SBLC had a provision to be assignable.  The Company successfully assigned the SBLC back to InsurFinancial Holdings releasing the Company of any ability to utilize the SBLC or incur any expenses as a result.

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

Eco Building Products, Inc.

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

Eco Building Products, Inc.

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

Eco Building Products, Inc.

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

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated the financial statements as originally presented in its initial registration statement filed on November 27, 2012.  The changes and explanation of such are as follows:

	Quarter end September 30, 2012

	Originally Reported		Restatement Adjustment		As restated
Balance Sheet Items:
Prepaid loan facility fee - related party, current portion	1,008,383	A	(1,008,383)	(a)	-	B
Prepaid loan facility fee - related party, long term portion	826,765	A	(826,765)	(a)	-	B
Line of credit payable - related party, current portion	1,666,667	A	3,333,333	(b)	5,000,000	B
Convertible notes net of loan discount	1,340,206	A	(869,206)	(d)	471,000	B
Line of credit payable - related party, noncurrent portion	3,333,333	A	(3,333,333)	(b)	-	B
Common stocks	235,522	A	24,100	(c)	259,622	B
Additional paid-in capital	19,918,439	A	1,026,259	(d),(e)	20,944,698	B
Accumulated deficit	(24,378,583)	A	(1,923,257)	(a), (d), (e)	(26,301,840)	B

Statements of operations items:	Originally Reported		Restatement Adjustment		As restated
Compensation and related expenses	674,761	A	(199,850)	(e)	474,911	B
Professional fees	477,893	A	(55,000)	(e)	422,893	B
Consulting	381,623	A	(59,209)	(e)	322,414	B
Other general and administrative expenses	474,714	A	(100,112)	(d)	374,602	B
Interest expense	337,270	A	(3,004,472)	(a),(d)	(2,667,202)	B

Eco Building Products, Inc.

Statements of Cash flows items:	Originally Reported		Restatement Adjustment		As restated
Cash flows from operating activities
Amortization of loan fees	252,096	A	826,765	(a)	1,078,861	B
Amortization of debt discount related to convertible loans	-	A	949,319	(d)	949,319	B
Common stock issuance for services	896,560	A	(259,060)	(e)	637,500	B
Common stock issuance for prepaid loan interest for convertible notes	-	A	350,000	(d)	350,000	B
Cash flows from financing activities						B
Proceeds from debt issuance	1,327,849	A	(856,849)	(d)	471,000	B

(a)  In September 2011, the Company issued 50,000,000 warrants in exchange for the payment of the $3.0 million prepaid loan fees in connection with the MRL $5 million line of credit.  The $3,025,000 total prepaid loan fees were amortized using the straight line method over the three year terms of the underlying notes.  On October 25, 2012, the Board of Directors of the Corporation determined it is in the best interests of the Corporation to issue 4,412,512 restricted common stock shares to Manhattan Resources Limited (MRL) in lieu of a cash interest payment as part of an offer or resolution it is seeking to cure the default as stated above. Subsequently the stock certificate was rejected by MRL. The stock certificate was held by MRL attorney and never in the possession of MRL and MRL has 45 days until November 5, 2012 to response.  In December 2012, MRL replied to ECO that they rejected ECO's proposal.  As MRL rejected ECO's proposal and the loan is in default, the Company decided to write off the outstanding prepaid loan fee in connection with the MRL $5 million line of credit to interest expense.  Amortization charged to interest expense for the year ended September 30, 2012 totaled $2,087,244.

(b) As of September 30, 2012, the Company drew down $5,000,000 on the Loan Facility.  As MRL rejected ECO's proposal and the loan is in default, the Company reclassified the $5.0 million due to MRL as current liability.

(c)  Reflects restatement due to the recording of the 74.8 million at $0.001 par value = $74,800 on June 5, 2012  less 75% retirement of 74.8 million shares because of the Transfer Agent error.

74.8 million shares issuance	74,800
Less cancelation of 50.7 million shares	(50,700)
Net changes	24,100

Per Board minutes dated on January 5, 2012, the Board approved to issue75 million shares to employees, officers and consultants.  On June 5, 2012, ECO decided to issue 74.8 million shares per the Stock issuance resolution to officers, employees and consultants.  Among the 74.8 million shares, 7.2 million is to the consultants which vested 100% immediately on June 5, 2012 issuance date.  The rest of the 67.6 million shares (74.8 million - 7.2 million) are vested 25% per year.  However, the Transfer Agent made the mistake and issued the entire 74.8 million shares to officers, employees and consultants.  ECO has already notified the Transfer Agent to cancel the 75% of 67.6 million shares issuance in the amount of 50.7 million shares to employees and officers.

Eco Building Products, Inc.

(d) Reflects restatement due to correction of errors on convertible notes calculation.  The convertible notes are considered as equity and beneficial conversion features need to be calculated in accordance with ASC 470-20.  The convertible promissory notes have similar conversion terms and that include the following

●	Conversion price – Fixed or VWAP based with a discount
●	Conversion Settlement – must be settled in stock

Thus, the debt discount derived from the BCF calculation is recorded as a debit to liabilities as a debt discount and a credit to additional-paid-in-capital. The discount is then accreted using the effective interest method (in accordance with ASC 835-30-55-2) over the term of the note in accordance with ASC 470-20-35-7.  Upon conversion of all or a portion of each CPN, the following entry would be recorded:

Dr. Note payable - for the amount of the principle converted
Dr. Accrued interest payable - for the portion of accrued interest being converted
Dr. Interest expense – for any unrecognized debt discount related to the portion of debt converted
Cr. Debt discount – for any unrecognized debt discount related to the portion of debt converted
Cr. Common stock - for the par value of the shares issued
Cr. APIC - For the difference between the par value of shares issued and the total debt and accrued interest converted.

Due to the changes in the calculation of the convertible notes, the convertible notes, net of discount, additional paid in capital and interest expense are subject to change.

(e) Reflects restatement due to pricing the shares at the fair value at the stock grant date.  In accordance with ASC 718, shares need to be priced at fair value at the grant date and the changes in the stock based compensation expense of $10,000.  ECO priced the shares per the Stock Issuance Notice and the share price might not be equal to the fair value at the grant date.

A - Original balances reported on Form 10-Q filed on November 27, 2012
B - Restated balances reported on restated Form 10-QA filed on June 17, 2013

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three months ended September 30, 2012 included in this report and our audited consolidated financial statements and related notes for the year ended June 30, 2012 included in our Annual Report on Form 10-K /A filed on June 11, 2013 with the Securities and Exchange Commission.

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

The Company accounts for stock-based compensation under ASC Topic 505-50 “Equity-Based Payments to Non-Employees”. This standard defines a fair value based method of accounting for stock-based compensation. In accordance with ASC Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.   Options are granted at a price not less than the fair market value of the stock on the date of grant. Generally, options vest over periods not exceeding four years and are exercisable for up to ten years from the grant date.

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

Operating Expenses - For the three months ended September 30, 2012, our total operating expenses were $2,002,450 as compared to $1,439,524 for the three month period ended September 30, 2011. Included in our operating expenses for the three months ended September 30, 2012 were compensation and related costs of $474,911 . Professional fees included in our operating expenses for the three months ended September 30, 2012 amounted to $422,893 .  Other significant operating costs we incurred during the three months ended September 30, 2012 included rent of $210,620, consulting fees of $381,623, marketing of $92,468, research and development of $95,217, and other general and administrative costs of $322,414 . Our operating expenses for the three months ended September 30, 2011 consisted of $606,454 of compensation and related costs, $293,190 of professional fees, $78,955 of rent expense, $78,556 of consulting fees, $18,621 of research and development expense, $29,953 of marketing expense, and $333,795 of other general and administrative expenses.

Other Income and Expenses - For the three months ended September 30, 2012 we had other expenses that included interest expense of $2,667,202.  The increase in interest expense is because after September 30, 2012, we intended to issue shares to MRL to pay for the accrued interest on the outstanding $5 million line of credit and MRL has 45 days until November 5, 2012 to response.  However, in December 2012, MRL replied to us that they rejected our proposal.  As MRL rejected our proposal, the Company decided to write off the outstanding prepaid loan fee in connection with the MRL $5 million line of credit.  Amortization charged to interest expense for the three months years ended September 30, 2012 totaled $2,087,244.  We incurred 448,437 for the loss on modification of five of our convertible notes payable as the Company issued 5 million shares for the three months ended September 30, 2012 in order to offset the loan that owed to the third party lender in prior years and expense of $7,554 change in FV of derivative liability.  This is compared to the three months ended September 30, 2011, in which our other income and expenses included interest income of $3,365 and interest expense of $220,165.

Liquidity and Capital Resources

On September 30, 2012, we had $3,394 cash on hand.  During the three months ended September 30, 2012, net cash used in our operating activities amounted to $783,034 . Net cash used during the same period for our investing activities totaled $21,523 which was used for the purchase of property and equipment.  During the same three month period, net cash provided by our financing activities totaled $696,700 , of which $235,455 was received from related party advances and notes and $471,000 was received from debt issuance.

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

During the year ended June 30, 2011, we entered into an investment agreement and a revolving line of credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under the investment agreement, we received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Effective July 26, 2011, we obtained the ability to borrow up to an additional $5,000,000 on the revolving credit and warrant purchase agreement, in exchange for the issuance of warrants to purchase 50,000,000 shares of our common stock at $0.10 per share to MRL as a loan facility fee.  Of this amount $3,000,000 was borrowed in July 2011 and $2,000,000 was borrowed subsequent to September 30, 2011.  As of the date of this filing we had cash on hand of $3,394 and the entire $5,000,000 of capital available under the MRL line of credit was borrowed during July and December, 2011. Since the Company had borrowed the entire $5,000,000 line of credit during the three months ended December 31, 2011, which made no credit was available under this agreement at this period.  On October 25, 2012, we made a proposal to MRL and we have started to pay interest on the $5,000,000 line of credit to MRL quarterly.  For detail please refer to Note 9, Subsequent Events on the condensed consolidated footnote.

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

Item 4 - Controls and Procedures

Changes in Internal Controls
During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Status of Remediation of Significant Deficiencies or Material Weaknesses in Internal Control over Financial Reporting
We intend to continue our remediation of the material weaknesses disclosed in our Fiscal 2012 10-KA. For example, We will continue to hire or train sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements.

Additionally, management is investing in ongoing efforts to continuously improve our internal control over financial reporting and has committed considerable resources to the improvement of the design, implementation, documentation, testing and monitoring of our internal controls. As of the date of this filing, we believe that we have made substantial progress in the implementation of the corrective actions, noted above, toward remediation of the material weakness.

We believe that these corrective actions, taken as a whole, when fully implemented, will mitigate the material weaknesses identified above. However, we will continue to monitor the effectiveness of these actions and will make any changes that management deems appropriate. As of the Evaluation Date, the design and testing of the effectiveness of our remediation efforts has not been completed.

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

As of September 5th 2012 a total of $5,264,751.00 was owed to MRL and this would include a total of $ 253,238 in accrued interest assuming that interest is due.

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

Eco Building Products, Inc.

Date: June 19, 2013	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer
Principal Financial Officer