Form 10-K/A
period 2012-06-30
ECO Building Products, Inc.
filed 2013-07-22
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment #3

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

The number of shares outstanding of the Registrant's common stock as of July 22, 2013 is 447,233,020 .

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

Operating Expenses - For the year ended June 30, 2012, our total operating expenses were $9,208,860 as compared to $3,757,545 for the year ended June 30, 2011. Included in our operating expenses for the year ended June 30, 2012 was compensation costs of $4,471,865 of which $744,033 was accrued and not paid.  Moreover, $1,687,000 of the $4,471,865 compensation cost was related to 24,100,000 shares of our common stock issued to the Company’s employees, officers and consultants during the year.  Other significant operating costs we incurred during the year ended June 30, 2012 included research and development of $221,187, marketing of $119,724, rent of $647,775, other general and administrative costs of $1,388,864 and professional fees of $2,105,651 which included stock based compensation of $1,473,009. The $1,473,009 was the value assigned to the issuance of 14,496,397 shares of our common stock to the attorney for legal services.

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

Other Income (Expenses) - For the year ended June 30, 2012 we had other expenses that included a ($420,002) loss on the modification of debt, and interest expense of ($1,181,282). This is compared to the year ended June 30, 2011, in which our other income (expenses) included $333 interest income, gain of $310,900 from settlement of debt, loss of $(421,600) from modification of debt, change in the fair value of our derivative liabilities of 121,590 , and interest expense of $1,990,230.  The interest expense for the year ended June 30, 2012 included $940,662 amortization of loan fees related to the Company issued 50,000,000 warrants in exchange for the payment of the $ 3.0 million prepaid loan fees in connection with the MRL $5 million line of credit.

Liquidity and Capital Resources

On June 30, 2012, we had $111,251 in cash on hand.  During the year ended June 30, 2012, net cash used in our operating activities amounted to $4,355,322 . Net cash used during the same period for our investing activities totaled $462,926. During the same year, we received proceeds resulting in net cash from financing activities of $4,847,851 of which $5,000,000 was received through drawdown on the revolving facility (the “Loan Facility”); $1,0232,000 was received through the issuance of common stock and $1,041,649 was used to reduce debt owed to related parties.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 of the consolidated financial statements, the Company has generated minimal operating revenues, losses from operations, significant cash used in operating activities and its viability is dependent upon its ability to obtain future financing and successful operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters are also discussed in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company

Alameda, California
July 22 , 2013

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

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - RESTATED
PERIOD OF JULY 1, 2010 TO JUNE 30, 2012

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Totals
BALANCE, July 1, 2010	75,594,333	$75,594	$3,368,972	(20,000)	$(4,280,147)	$(855,581)
Issuance of common stock for cash	81,000,000	81,000	4,919,000	-	-	5,000,000
Issuance of common stock for settlement of debt	18,681,661	18,682	771,036	-	-	789,718
Issuance of common stock for professional services	2,510,106	2,510	236,551	-	-	239,061
Issuance of common stocks for consulting services	500,000	500	34,500	-	-	35,000
Stock based compensation from option grants	-	-	14,190	-	-	14,190
Compensation recognized on warrant grant	-	-	14,925	-	-	14,925
Repricing of warrant grant	-	-	140,981	-	-	140,981
Reclassification of derivative liability	-	-	1,534,627	-	-	1,534,627
Discount amortization on related party convertible debt	-	-	(392,647)	-	-	(392,647)
Cancelation of subscription receivable	-	-	(20,000)	20,000	-	-
Net loss	-	-	-	-	(5,986,020)	(5,986,020)
BALANCE, June 30, 2011	178,286,100	178,286	10,622,135	-	(10,266,167)	534,254

Issuance of common stock for cash	16,500,000	16,500	873,000	-	-	889,500
Incremental charges on stock compensation expense between the fair value of the shares at the issuance date and the cash proceeds received from investors	-	-	142,500	-	-	142,500
Issuance of common stock for settlement of debt	6,879,172	6,880	723,717	-	-	730,597
Issuance of common stock for legal services	14,496,397	14,496	1,458,513	-	-	1,473,009
Issuance of warrants for prepaid loan fee	-	-	3,025,148	-	-	3,025,148
Issuance of common stock for officers	15,500,000	15,500	1,069,500	-	-	959,000
Issurance of common stock for employees	1,400,000	1,400	96,600	-	-	224,000
Issurance of common stock for consultants	7,200,000	7,200	496,800	-	-	504,000
Compensation recognized on options grant	-	-	56,700	-	-	56,700
Net loss	-	-	-	-	(11,173,883)	(11,173,883)
BALANCE, June 30, 2012	240,261,669	$240,262	$18,564,613	$-	$(21,440,050)	$(2,635,175)

The accompanying notes are an integral part of these consolidated financial statements.

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	RESTATED
	Year Ended June 30,
	2012	2011

Cash flows from operating activities
Net loss	$(11,173,883)	$(5,986,020)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on modification of debt by issuance of common stock	730,596	421,600
(Gain) on settlement of debt	-	(310,900)
Interest on amortization of debt discount	-	888,946
Amortization of loan fees	940,662	176,606
Interest on repricing of warrant	-	140,981
Change in fair value of derivative liability	-	(121,590)
Charge off of trademark costs	-	4,871
Common stock issuance for services	3,160,010	273,927
Common stock issuance for payment of rent and lease settlement	-	80,000
Compensation recognized on option grants	56,700	14,190
Incremental charges on stock compensation expense between the fair value of the shares at the issuance date and the cash proceeds received from investors	142,500	-
Depreciation and amortization expense	171,536	76,285
Reserve for obsolesence inventory	674,348	-
Bad debt expense	18,727	6,305
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(233,462)	(447,430)
(Increase) in customer deposit	-	20,500
(Increase) decrease in other receivable	-	1,000
(Increase) decrease in inventory	(54,616)	(862,998)
(Increase) decrease in prepaid expenses & other current assets	71,570	(48,540)
Decrease in deposits	-	45,155
Increase in accounts payable	(14,292)	160,748
(Increase) in prepaid expenses & other non current assets	(2,758)	-
Increase in other payable and accrued expenses	975,823	664,790
Increase in accrued interest added to principle	181,217	8,316
Net cash used by operating activities	(4,355,322)	(4,793,258)

Cash flows from investing activities
Purchase of property and equipment	(609,290)	(204,330)
Purchase of software licenses	(25,000)	-
Purchase of intangible assets	(17,083)	-
Payments for equipment deposits - related party	188,447	(26,830)
Payment for leasehold improvements	-	(35,565)
Net cash used by investing activities	(462,926)	(266,725)

Cash flows from financing activities
Proceeds from related party line of credit advances	5,000,000	-
Proceeds from debt issuance	-	200,000
Proceeds from issuance of common stocks	889,500	5,000,000
Proceeds from related party advances and notes	-	1,596,118
Repayments of debt issuances	-	(704,772)
Repayments of related party advances and notes	(1,041,649)	(1,335,239)
Payment to related party for cancellation of warrant	-	(10)
Net cash provided by financing activities	4,847,851	4,756,097

Net change in cash and cash equivalent	29,603	(303,886)

Cash and cash equivalent at the beginning of year	81,648	385,534

Cash and cash equivalent at the end of year	$111,251	$81,648

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,000	$745,377
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of warrant in connection with the loan fee of line of credit	$3,025,148	$-

The accompanying notes are an integral part of these consolidated financial statements

NONCASH INVESTING AND FINANCING ACTIVITIES

Year Ended June 30, 2012

During the year ended June 30, 2012, the Company issued 14,496,397 shares of its common stock for legal services valued at $1,483,009 (See Note 11).

During the year ended June 30, 2012, the Company issued, per the board minutes dated in January, 2012, to grant 67.6 million common shares to the employees and officers to vest over a four year period.  On June 5, 2012, the Company planned to issue 16.9 million shares (25% of 67.6 million) to the employees and officers; however, the transfer agent made the mistake and issued 67.6 million shares to employees and officers.

In accordance with ASC 718-10-35-2, “the compensation cost for an award of share-based compensation shall be recognized over the requisite service period.  The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period”

According to the board minutes, the Company should recognize 25% of the 67.6 million shares as of June 30, 2012 and the remaining 75% should be recognized in the remaining three years, the vesting period.  As a result, the Company recognized $1,183,000 stock based compensation expenses on the 16.9 million shares to employees and officers as of June 30, 2012. (See Note 11).

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

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the Senior Note were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance.  As of June 30, 2012 the Company recorded the relative fair values of the warrants issued to ICG USA in connection with the Senior Note in the amount of $100,000 as a debt discount upon each issuance, and expensed each debt discount as interest expense upon issuance.  Additionally, as a result of issuing the warrants with the convertible promissory notes, a beneficial conversion option was recorded as a debt discount on each note reflecting the incremental intrinsic value benefit totaling $100,000, at the time of each issuance provided to JTR in connection with the Senior Note up to an including June 30, 2012. The debt discount for each issuance under the Senior Note is expensed as interest expense upon issuance. We recorded interest expenses in the amounts of $0 and $0 for the three months ended June 30, 2012 and 2011, respectively, in connection with the Senior Note.

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

Employment Agreement –Chief Technical Officer
Effective April 1, 2011, the Company entered into an employment agreement with its Chief Technical Officer for a term of two years.  Key provisions of the agreement includes

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

(e)
Severance pay is due the Chief Technical Officer upon separating from service, with or without cause, equaling his then current monthly salary multiplied by the number of full years that the Chief Technical Officer has been employed with the Company prior to separation.

Accrued compensation due the Chief Technical Officer at June 30, 2012 totaled $265,975. Compensation charged to operations during the year ended June 30, 2012 on the option granted totaled $18,920.

Accrued compensation due the Chief Technical Officer at June 30, 2011 totaled $158,638. Severance pay accrued and charged to operations during the year ended June 30, 2011 totaled $13,356.  Compensation charged to operations during the year ended June 30, 2011 on the option granted totaled $4,730.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

11.  Stockholders' Deficit

Common Stock Issuances
During the year ended June 30, 2012, the Company issued a total of 112,675,569  shares of its common stock of which 16,500,000 shares were issued for cash for $1,032,000, 6,879,172 shares were issued for debt conversions of increments totaling $730,597 which are related to losses on debt modification.  Also 14,496,397 shares valued at $1,473,009 were issued for legal services, 16,900,000 shares valued at $1,183,000 were issued for officers and employees compensation, 7,200,000 shares valued at $504,000 was issued to compensate consultants. Per the board minute dated in January 2012, the Board approved to grant 67.6 million common stocks to the employees and officers in 4 years.  On June 5, 2012, the Company planned to issue 16.9 million shares (25% of 67.6 million) to the employees and officers; however, the Transfer Agent made the mistake and issued 67.6 million shares to employees and officers.  In accordance with ASC 718-10-35-2, the compensation cost for an award of share-based compensation shall be recognized over the requisite service period.  The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period.  According to the Board minutes, the Company should recognize 25% of the 67.6 million shares as of 6.30.12 and the remaining 75% should be recognized in the remaining 3 years.  For detail, please refer to Note 15 - Restatement in the Notes to Consolidated Financial Statements.

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

On January 14, 2013, 2.5 million shares of restricted common stocks in the amount of $0.02/share equivalent to $50,000 were issued to Neil Dolgin for Debt Conversion from Irv Minnaker per Assignment and Assumption Agreement between Irving Minnaker (Assignor) and Neil Dolgin (Assignee).  The Company agreed to pay 12% interest on $50,000 and the loan will be matured on January 14, 2013.  On January 28, 2013, Certificate to be originally issued restricted the assignee presented a legal opinion under rule 144 to remove the legend on the shares to become free trading on 2.5 million shares of common stock .

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

On February 6, 2013, Eco issued 2,000,000 shares of restricted stocks with $0.05/share for investment agreement dated and funded on July 9, 2012.  On the same date Alpha Capital Anstalt presented a legal opinion under rule 144 to remove the restriction on trading for a total of 2,000,000 common stocks issued to Alpha Capital Anstalt for a debt conversion which was beyond six months funding date.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

15.  Restatement

The Company has restated the financial statements as originally presented in its initial registration statement filed on October 15, 2012.  The changes and explanation of such are as follows:

	Year Ended June 30, 2012

	Originally		Restatement		As
Balance Sheet Items:	Reported		Adjustment		Restated

Common stock	216,162	A	24,100	(a)	240,262	B
Accumulated (deficit)	(21,432,553)	A	(7,497)	(a),(b)(c)	(21,440,050)	B

Statements of Operations Items:	For the year ended June 30, 2012

Compensation and related expenses	4,461,765	A	10,100	(b)	4,471,865	B
Interest Expense	424,840	A	756,442	(e)	1,181,282	B

Statements of Cashflows Items:	For the year ended June 30, 2012
Cash flows from operating activities
Loss on modification of debt by issuance of common stock	(420,002)	A	(310,594)	(b)	(730,596)	B
Common stock issuance for services	(3,602,944)	A	(442,934)	(b)	(3,160,010)	B
Incremental charges on stock compensation	0	A	142,500	(d)	142,500	C
Expense between the fair value of shares at the issuance date and the cash proceed received from investors
Cash flows from financing activities
Proceeds from issuance of common stocks	(889,500)	A	0	(d)	(889,500)	C

A – Per June 30, 2012 Form 10-K issued on October 15, 2012 B – Per June 30, 2012 Form 10-KA issued on June 13, 2013 C – Per June 30, 2012 Form 10-KA issued on July 22, 2013

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

Common stock reconciliation of stock issuance on June 5, 2012
Common stocks issued to officers	62,000,000	^
Common stocks issued to employees	5,600,000	^
Common stocks issued to consultants	7,200,000	*
Total common stocks issuance	74,800,000

* - Per Board minutes, the Board approved to issue 100% of the common stocks to the consultants immediately and 7,200,000 stock compensation for consultants was recognized immediately on June 5, 2012.

^ - Per Board minutes the Board approved to issued 25% of the 67.6 million shares which is 16.9 million shares to employees and officers; however, the transfer agent made the mistake and issued the entire 67.6 million shares to employees and officers. The Company requested the Transfer Agent to cancel the remaining 50.7 million shares (67.6*0.75) in April 2013 and only recognized 16.9 million shares for employees and officers as of June 30, 2012.

Common stock issuance on June 5, 2012 recognized as of June 30, 2012

74.8 million share issuance	74,800
Less cancelation of 50.7 million shares	(50,700)
Net changes in millions	24,100

(a)	Reflects restatement due to the recording of the 74.8 million at $0.001 par value = $74,800 on June 5, 2012 less 75% cancelation of 74.8 million shares because of the Transfer Agent error.

(b)
The increase in stock compensation expense by $10,100 is due to the following (1) to recognize additional 16.9 million shares and (2) adjust the stock based compensation at the fair value of the issuance date in accordance with ASC 71820-35-9.  Below is the reconciliation of increase of stock compensation from the Form 10-KA that was filed on October 15, 2012 to the Form 10-KA that we filed on June 13, 2013.

	Consolidated Statement of Changes in Stockholders' Equity
	Common Stock + additional paid in capital filed on 10.15.12	Common stock plus additional paid in capital filed on 7.22.13	Difference
Issuance of common stock for cash	$889,500	$889,500	$0
Incremental charges between the fair value of stock at the issuance date and the cash paid by the investors
Issuance of common stock for debt settlement	$0 420,002	142,500 730,596	142,500 310,594
Issuance of common stock for legal service	1,483,009	1,473,009	(10,000)
Issuance of warrants for prepaid loan fees	3,025,148	3,025,148	-
Issuance of common stocks for officers' comp & emp	2,119,935	1,183,000	(936,935)
Issuance of common stocks for consultant	-	504,000	504,000
Compensation recognized on options grant	56,760	56,700	(60)
Difference	$7,994,354	$8,004,454	$10,100

ECO BUILDING PRODUCTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2012 and 2011

The decrease in stock compensation charges in the amount of $442,934 reflected in the line item entitled common stock issuance for services on the statements of cash flow is because we presented the stock compensation for each category separately in the statement of cash flow.  Please refer below for the presentation of stock compensation by categories in the Statements of Cash Flow.

	Consolidated Statement of Cash Flows
	Filed on 10.15.12	Filed on 7.22.13	Diff
Loss on modification of debt by issuance of common stock	420,002	730,596	310,594
Common stock issuance for services	3,602,944	3,160,009 #	(442,934)
Compensation recognized on option grants	56,760	56,700	(60)
Proceeds from issuance of common stocks	889,500	889,500
Incremental charges between the fair value of stock at the issuance date and the cash paid by the investors	0	142,500	142,500

# - The breakdown of the common stock issuance for services is as follow:

Issuance of common stock for legal service	1,473,009
Issuance of common stocks for officers' comp & emp	1,183,000
Issuance of common stocks for consultant	504,000
Total common stock issuance for services	$3,160,009

(c)	Reflects restatement due to adjustment on the debt discount on the convertible note issued in June 2012 in the amount of $2,603.

(d)
The $142,500 represents the incremental charges on stock compensation expense between the fair value of the shares at the issuance date and the cash proceeds received from investors.  The Company deemed that the $142,500 adjustment should not increase the cash flows from financing activities as the Company did not receive the actual incremental cash proceeds from the issuance of stock.

(e)
The $756,442 represents 9 months amortization of the MRL Prepaid loan fees.  The $756,442 originally was recorded under “other general & administrative expenses” on Consolidated Statements of Operations as of June 30, 2012 that was filed on October 15, 2012. Upon further review, we reclassified the 9-month MRL prepaid loan fee amortization expense under “Interest Expense” on the Consolidated Statements of Operations as of June 30, 2012, to properly reflect this reclassification on our Form 10-KA that was filed on June 13, 2013. The interest expense as of June 30, 2012 should be $1,183,885.

Changes In and Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure and no changes other than as previously reported by Form 8K relating to the change to the current auditor.

Controls and Procedures

Effectiveness of internal control over financial reporting

During the period ended June 30, 2012 we determined that because of the limited personnel, lack of segregation of duties and manual process related to the tracking and valuation of our inventory, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our financial statements.  This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

The Company expects to take the following steps to remedy these weaknesses:

1.       Continue the implementation and training of an ERP system in which will improve the segregation of duties issues and automate the tracking of costs related to inventory

2.       Hire additional staff to assist the Controller to implement procedures improving the transaction processing, reconciliation and reporting process of inventory.

3.       Hire a Principle Financial Officer to solely act in the capacity of CFO and relieve the current duties as performed by the Principle Executive Officer.

The Company expects to remediate these weaknesses prior to the completion of the quarter ended September 30, 2013.

The Company deemed that the internal control over financial reporting for the Company as of June 30, 2012 is not effective.

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

Name	Age	Position
Steve Conboy	59	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and sole Director
Mark Vuozzo	49	Chief Technical Officer

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

Mark Vuozzo, Chief Technical Officer was the founder and CEO of MV Technical Sales, LLC a privately held company that serviced the Semiconductor Automated Test industry. Mr. Vuozzo grew the company to span across USA, Asia and Europe with sales in excess of 25 million. In 2006, Mr. Vuozzo sold his interest in MV Technical Sales, LLC. In 2007, Mr. Vuozzo joined Steven Conboy to manage SC Bluwood, Inc., and Framers Choice, Inc. Mr. Vuozzo acted in the capacity of General Manager and Director of both organizations. In 2009, Mr. Vuozzo joined Ecoblu Products, Inc., as a General Manager and Corporate Secretary. Mr. Vuozzo continues to act in the capacity of Chief Technical Officer.

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

Employment Agreement –Chief Technical Officer
Effective April 1, 2011, the Company entered into an employment agreement with its Chief Technical Officer for a term of two years. Key provisions of the agreement includes

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

Director Compensation

We do not have a formal plan for director compensation. Our sole director did not receive any type of compensation for serving as a director for the years ended June 30, 2012 or June 30, 2011.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table

The following table sets forth, as of June 7, 2013; the beneficial ownership of our common stock by each person known to beneficially own more than five percent (5%) of our common stock, including options, outstanding as of such date and by  our officers and directors as a group. Except as otherwise indicated, all shares are owned directly:

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

At June 30, 2011, the Company had advances payable of $63,163 to the Chief Technical Officer and significant shareholder.  Such advances bear no interest and are due on demand.  During the year June 30, 2011, the Company received advances totaling $171,500 from this officer and has repaid $108,337 during the same period.

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

ECO Building Products, Inc.
Registrant

Date: July 22 , 2013	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer

Date: July 22, 2013	By:	/s/ Steve Conboy
Steve Conboy, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 22 , 2013	By:	/s/ Steve Conboy
Steve Conboy, President and Director
Principal Executive Officer & Principal Financial Officer