Form 10-Q/A
period 2012-12-31
ECO Building Products, Inc.
filed 2013-08-08
CIK 1409885

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

The number of shares outstanding of each of the issuer's classes of common equity as of August 6 , 2013:   459,913,569 shares of common stock.

Eco Building Products, Inc.

Contents

ii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	RESTATED	RESTATED
	December 31	June 30
	2012	2012

ASSETS
CURRENT ASSETS
Cash	$100,049	$111,251
Accounts receivable, net of allowance for doubtful accounts of $10,099 at
December 31, 2012 and June 30, 2012	766,675	666,223
Inventories	1,077,205	922,646
Prepaid loan facility fee - related party, current portion	-	1,008,383
Prepaid expenses	58,030	7,297
Deposits	-	7,100
Other current assets	19,100	-
Total current assets	2,021,059	2,722,900

PROPERTY AND EQUIPMENT, net	1,145,842	1,207,035

OTHER ASSETS
Notes receivable - related party - long-term portion	135,063	-
Intangible assets	14,616	16,325
Prepaid loan facility fee - related party	-	1,078,861
Total other assets	149,679	1,095,186

TOTAL ASSETS	$3,316,580	$5,025,121

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$567,260	$426,179
Payroll and taxes payable	2,084,431	1,594,848
Other payables and accrued expenses	516,250	336,287
Deferred revenue	-	33,640
Current maturities of notes payable	1,528,099	6,067
Line of credit payable - related party	5,000,000	1,666,667
Loans payable - related party	543,976	201,480
Loans payable - other	530,351	44,500
Total current liabilities	10,770,368	4,309,668

LONG TERM LIABILITIES
Line of credit payable - related party	-	3,333,333
Notes payable, less current maturities	12,121	17,295
Total long term liabilities	12,121	3,350,628

TOTAL LIABILITIES	10,782,489	7,660,296

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 500,000,000 shares authorized,
351,648,553 and 290,961,669 shares issued and outstanding at December 31, 2012
and June 30, 2012	295,536	240,262
Subscription receivable	25,000	-
Additional paid-in capital	22,487,770	18,564,613
Accumulated deficit	(30,274,215)	(21,440,050)
Total stockholders' equity	(7,465,909)	(2,635,175)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,316,580	$5,025,121

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	RESTATED		RESTATED
	3-month ended	3-month ended	6-month ended	6-month ended
	December 31	December 31	December 31	December 31
	2012	2011	2012	2011

REVENUE
Product sale	$1,362,733	$996,845	$2,423,159	$1,687,524
License sale
Equipment and other sales	$-		$-	$-

TOTAL REVENUE	$1,362,733	$996,845	$2,423,159	$1,687,524

COST OF SALES	1,225,303	907,371	2,036,985	1,530,975

GROSS PROFIT	137,430	89,474	386,174	156,549

OPERATING EXPENSES
Research and development	36,802	37,585	132,018	56,206
Marketing	197,506	44,079	289,974	74,032
Goodwill/Donation	9,233	13,730	18,558	13,730
Compensation and related expenses	635,077	649,145	1,109,988	1,255,599
Rent - facilities	207,858	96,037	418,478	174,992
Professional fees	679,021	226,784	1,101,914	519,974
Consulting	(367,300)	32,461	(44,886)	111,017
Other general and administrative expenses	1,154,475	619,840	1,529,077	953,636

Total operating expenses	2,552,672	1,719,661	4,555,122	3,159,186

LOSS FROM OPERATIONS	(2,415,242)	(1,630,187)	(4,168,948)	(3,002,637)

OTHER INCOME (EXPENSE)
Interest income	-	16,834	-	20,199
Interest expense	(863,627)	(38,810)	(3,530,829)	(258,974)
Loss on modification of debt	(694,887)	(75,000)	(1,143,324)	(75,000)
Other Income	1,381	-	8,936	-
				-
Total other income (expense)	(1,557,133)	(96,976)	(4,665,217)	(313,775)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,972,375)	(1,727,162)	(8,834,165)	(3,316,411)

NET LOSS	$(3,972,375)	$(1,727,162)	$(8,834,165)	$(3,316,411)

NET LOSS PER COMMON SHARE - BASIC	(0.02)	(0.01)	(0.03)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	259,034,327	178,432,839	262,514,007	179,068,887

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	RESTATED
	6-month ended	6-month ended
	December 31	December 31
Cash flows from operating activities	2012	2011
Net Loss	$(8,834,165)	$(3,316,411)
Adjustments to reconcile net income to net cash used by operating activities:
Interest on amortization of loan fees		-
Loss on modification of debt by issuance of common stock	1,161,150	75,000
(Gain) loss on settlement of debt	-
Interest on amortization of debt discount
Amortization of loan fees	1,078,861	982,931
Common stock issuance for prepaid loan interest for convertible notes	350,000
Amortization of debt discount related to convertible loans	949,319
Common stock issuance for services	1,279,250	-
Common stock issuance for payment of rent and lease settlement		-
Stock Based Compensation	14,190	-
Depreciation and amortization expense	84,425	75,463
Bad debt expense		-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(100,452)	(417,333)
(Increase) in other receivable		-
(Increase) in inventory	(154,559)	(717,783)
(Increase) in prepaid expenses & other current assets	945,552	25,105
Decrease (Increase) in deposits		-
Increase in accounts payable	141,081	(20,631)
Increase in Payroll and taxables payable		-
Increase in rent payable		-
Increase in other payable and accrued expenses	346,539	337,178
Increase in deferred rent expense
(Decrease) in other payables and accrued expenses		-
Increase in accrued interest added to principle	289,367	24,118
Net cash used by operating activities	(2,449,443)	(2,952,363)

Cash flows from investing activities
Purchase of property and equipment	(21,523)	(244,376)
Purchase of software licenses	-	(25,000)
Payments for equipment deposits - related party	-	(43,134)
Payments for prepaid trademark costs		-
Net cash provided (used) by investing activities	(21,523)	(312,510)

Cash flows from financing activities
Proceeds from related party line of credit advances	-	5,000,000
Proceeds from debt issuance	632,511	-
Proceeds from related party advances and notes	307,432	26,270
Proceeds from third party convertible notes payable	1,519,821	-
Repayments of related party advances and notes	-	(1,770,246)
Net cash provided by financing activities	2,459,764	3,256,024

Net change in cash and cash equivalent	(11,202)	(8,849)

Cash and cash equivalent at the beginning of year	111,251	81,648

Cash and cash equivalent at the end of year	$100,049	$72,799

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$310,751	$46,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with the convertible notes payable	$224,523	$-

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

Liquidity and Going Concern
During the six months ended December 31, 2012, and the year ended June 30, 2012, the Company incurred net losses of $7,709,469 and $11,173,883, respectively.  As of December 31, 2012, the Company has an accumulated deficit of $30,274,215.  The Company's cash balance at December 31, 2012 was $100,049.  At December 31, 2012, the Company's balance sheet at December 31, 2012 has a current ratio (current assets divided by current liabilities) of 0.19 to 1.0, and a working capital deficit of $8,749,309 (current assets less current liabilities).  These circumstances raise concern about the Company's ability to continue as a going concern.

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of December 31, 2012, and the results of its operations and cash flows for the six months ended December 31, 2012 and 2011. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in the Company’s Form 10-K for the year ended June 30, 2012.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

2. Summary of Significant Accounting Policies

There have been no changes in the Company's significant accounting policies for the six months ended December 31, 2012 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2012.

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

4. Prepaid Loan Facility Fee

As discussed in Note 6, as consideration for a $5,000,000 Loan Facility, the Company issued MRL a 5-year warrant to subscribe for 50,000,000 common shares at an exercise price of $0.10 per share (the “Warrant”). The warrants were valued at $3,025,148 on July 26, 2011 and expire on July 26, 2016. The valuation of these warrants was determined using a Proprietary Multinomial Lattice Model option pricing model taking into account the following variables such as using an exercise period of 5 years, risk free rate of 1.51%, volatility of 166.52%, and a trading price of the underlying shares of $0.26. The Company has recorded the $3,025,148 value of the warrants as a prepaid loan fee and is amortizing the balance to interest expense over the 3-year availability period of the Loan Facility.  As discussed in September 30, 2012 Form 10-QA filed on June 19, 2013, the Company did not have sufficient cash flow to pay the outstanding $5.0 million loan to MRL.  Instead the Company issued 4,412,517 shares in the amount of $260,339 to MRL to pay off the accrued interest owe to MRL.  MRL had 45 days until November 5, 2012 to response whether it accepted the shares provided by ECO.  However, in December 2012, MRL replied to the Company that it rejected ECO's proposal.  As MRL rejected ECO's proposal and the loan was in default, the Company had to write off the outstanding prepaid loan fee in connection with the MRL $5 million line of credit in the amount of $2,087,244 as of September 30, 2012.  Amortization charged to interest expense for the years ended December 31, 2012 was $2,087,244.  As of December 31, 2012, the current and non-current prepaid loan facility fee was $0.

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

As of December 31, 2012, the Company drew down $5,000,000 on the Loan Facility.  As the $5.0 million loan from MRL was in default, refer to Note 4, Prepaid Loan Facility Fee in the Notes to Condensed Consolidated Financial Statements, the Company reclassified the $5.0 million due to MRL as current liability and continue to accrue interest on the $5.0 million due to MRL.  As of December 31, 2012, the Company paid a total of $260,339 towards the interest by issuing 4,412,517 shares to MRL.  As MRL rejected ECO's proposal and the loan was in default, the Company reverse the shares the shares issued to MRL and continue to accrue interest expense on the $5,000,000 loan facility from MRL.  As of December 31, 2012, the Company accrued $369,028 interest expense on the $5,000,000 loan facility from MRL for the six months ended December 31, 2012.

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

During the three and six months ended December 31, 2012, the Company recognized $835,665 and $963,784, respectively of accretion related to the debt discount.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

In November 16, 2012, the notes holder sold the $1.08 million senior convertible notes to Redwood Management for $1.25 million at a rate of 10% per annum due in February 13, 2013.  The gross proceeds of the loan was $1.25 million with $250,000 prepaid origination fee.  As $80,000 prepaid origination loan fee has been capture in the previous $1.08 million notes, the remaining $170,000 prepaid loan origination will be due in February 16, 2013.   For the three months and six months ended, the amortization of prepaid origination fee was $36,170.  For the three and six months ended December 31, 2012, the Company accrued $65,860 interest on the $1,250,000 senior convertible notes.

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

During the six months ended December 31, 2012, the investor converted $51,288, including $50,000 of principle and $1,288 of accrued interest payable into 1,607,764 shares of common stock.

During the three and six months ended December 31, 2012, the Company recognized $904 and $5,666, respectively, of interest expense related to this Note. During the three and six months ended December 30, 2012, the Company recognized $39,662 and $57,404 of accretion related to this Note.

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

During the three and six months ended December 31, 2012, the Company recognized $1,386 and $1,447, respectively, of interest expense related to this Note. During the three and six months ended December 30, 2012, the Company recognized $5,112 of accretion related to this Note.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

Convertible Notes - $55,000 Financing

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

During the six months ended December 31, 2012, the investor converted $20,515, including $20,000 of principle and $515 of accrued interest payable into 643,106 shares of common stock.

During the three and six months ended December 31, 2012, the Company recognized $964 and $2,155, respectively, of interest expense related to this Note. During the three and six months ended December 30, 2012, the Company recognized $11,194 and $15,630 of accretion related to this Note.

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

During the three months and six months ended December 31, 2012, the Company recognized $60 and $1,447, respectively, of interest expense related to this Note.  During the three and six months ended December 31, 2012, the Company recognized $0 and $5,112 of accretion related to this Note, respectively.

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

During the three months and six months ended December 31, 2012, the Company recognized $973 and $2,189 of interest expense, respectively related to this Note.   During the three months and six months ended December 31, 2012, the Company recognized $25,245 and $25,265 of accretion related to this Note, respectively.

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

During the three ended December 31, 2012, the Company recognized $1,312, respectively, of interest expense related to this Note. During the three months ended December 31, 2012, the Company did not recognize any of accretion related to this Note.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

The following is the summary of convertible notes payable as of December 31, 2012:

Balance as of July 1, 2012	$100,000

Additions from new convertible notes issued	1,695,000
Debt discount on convertible notes issued	(180,179)
Conversion of convertible notes to common stocks	(95,000)

Balance as of December 31, 2012	$1,519,821

Loan Payable for AR financing - $385,851

On November 19, 2012 the company entered into an accounts receivable financing agreement with Gemini Finance Corp. in the amount of 383,400.00. The maturity date of the original note is February 18, 2013, due to the Companies customer delays the note was amended and restated into a convertible note as follows; the amended and restated secured promissory note is being issued in exchange for the secured promissory note due February 18, 2013 which was originally issued on November 19, 2012 in the original principal amount of $383,400.00. The new note carries a gross face value of 413,729.70 which includes a prepaid loan origination fee of 28,400.00 through the issuance of Senior Secured Convertible Notes (the “Notes”) now due on May 31, 2013 with a 6% per annum interest rate. For purposes of rule 144, this amended and restated note shall be deemed to have been issued on November 19, 2012.  As of December 31, 2012, the outstanding convertible notes with accrued interest was $385,851.  As of December 31, 2012, the outstanding loan payable for AR financing with accrued interest was $385,851.

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

The following table summarizes the notes payable for the period ended December 31, 2012.

	As of December 31, 2012
Description	Short term	Long term
Auto notes payable	$8,278	$12,121
MRL line of credit	5,000,000	-
Loan payable related party	543,976	-
Loan payable other	530,351	-
Convertible notes	1,519,821
Total notes payable	$7,602,426	$12,121

Moreover the following table summarizes the future minimum payment for 5-year commitments of the notes payable:

Principal
6/30/2013	$6,913,950
6/30/2014	690,311
6/30/2015	7,585
6/30/2016	2,701
6/30/2017	-
Thereafter	-
Total	$7,614,547

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

Accrued compensation due the President at December 31, 2012 totaled $445,513.  Severance pay accrued and charged to operations during the six months ended December 31, 2012 totaled $0.  Compensation charged to operations during the six months ended December 31, 2012  totaled $75,000.

During the six months ended December 31, 2012, the Company did not make any repayments of accrued compensation to the President and Chief Executive Officer.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

Employment Agreement – Chief Technical Officer

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

Accrued compensation due the Chief Technical Officer at December 31, 2012 totaled $330,976.  Severance pay accrued and charged to operations during the six months ended December 31, 2012 totaled $0.  The Company made repayments of accrued compensation totaling $27,692 to the Chief Technical Officer during the six months ended December 31, 2012.

7 . Fair Value of Assets and Liabilities

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

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

	December 31, 2012
	Fair value measured using
	Level 1	Level 2	Level 3	Total Balance
Asset
Cash	$100,491			$100,491
Total assets measured at fair value	100,491			100,491

Liabilities
Line of credit - related party		$5,000,000		$5,000,000
Notes payable		$2,070,571		$2,070,571
Loan payable - related party and other		$543,976		$543,976
Total liabilities measured at fair value	$-	$7,614,547		$7,614,547

8 . Stockholders' Deficit

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

Options
In April 2011, the Company granted options to its President to purchase 800,000 shares of its common stock and options to its Chief Technical Officer to purchase 400,000 shares of its common stock. The 1,200,000 options have an exercise price of $0.10 per share and expire in five years. The options were valued at $113,520 using the Black-Scholes Option Model with a risk-free interest rate of 2.24%, volatility of 169.83%, and trading price of $0.10 per share. The $113,520 is being charged to operations over their two year vesting period. Compensation charged to operations for the  six months ended December 31, 2012 on these options amounted to $14,190. As of December 31, 2012, a total of 450,000 of the 1,200,000 options were vested.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

Common Stocks
During the six months ended December 31, 2012, the Company issued a total of 59,686,884 shares of its common stock, of which 20,900,000 were issued to compensate outside law firms, calculated for accounting at a stock closing price at the end of each trading date, being compensation for legal services, for a total exercise of $1,125,500 as a legal expense for legal services.  Moreover, the Company issued 24,636,745 shares of its common stock to the third party lender to settle the debt that has been outstanding in prior years. The Company recorded $1,161,150 loss on modification of debt under other expense in the Condensed Consolidated Statements of Operations.  The Company issued 7,087,622 shares of its common stock to the third party convertible notes holder for the prepaid loan fee in connection with the convertible notes and recorded $511,273 as an interest expense.  The Company also issued 4,412,517 shares in the amount of $264,751 were issued to Manhattan Resources Limited was paid towards the accrued interest.  However, Mahattan Resources Limited rejected the Company's issuance of common stock as a method to pay off the outstanding accrued interest, the Company reversed 4,412,517 shares in the amount of $264,751 as an interest expense as of December 31, 2012.

Debt conversion
During the six months ended December 31, 2012, the Company issued 20,077,251 shares of its common stock to the third party lender with a conversion price of $0.05 per share to settle the debt that has been outstanding in prior years. The Company recorded $777,766 loss on modification of debt under other expense in the Condensed Consolidated Statements of Operations.  Moreover, in November 2012, Alpha Capital sold its notes payable in the amount of $1.25 million which included $1 million outstanding loan and $250,000 prepaid loan fee to Redwood Management.  The $250,000 prepaid loan fee will be amortized in one year and will be ended in October 2013.  Redwood Management replaced Alpha Capital as one of the investors by note assignment during December, 2012.

9 . Commitments and Contingencies

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

10. Restatement of financial statements

The Company has restated the financial statements as originally presented in its initial registration statement filed on February 27, 2013.  The changes and explanation of such are as follows:

	Originally Reported		Restatement Adjustment		As restated
Balance Sheet Items:
Prepaid expense	191,860	A	133,830	(d)	58,030	B

Prepaid loan facility fee - related party, current portion	1,008,383	A	(1,008,383)	(a)	-	B

Prepaid loan facility fee - related party, long term portion	574,670	A	(574,670)	(a)	-	B

Line of credit payable - related party, current portion	1,666,667	A	3,333,333	(b)	5,000,000	B

Current maturities of notes payable	2,196,537	A	(668,438)	(d)	1,528,099

Loans payable - other	144,500	A	385,851	(f)	530,351	B

Line of credit payable - related party, noncurrent portion	3,333,333	A	(3,333,333)	(b)	-	B

Common stocks	275,849	A	19,687	(c)	295,536	B

Additional paid-in capital	21,810,744	A	677,026	(d),(e)	22,487,770	B

Accumulated deficit	(27,962,725)	A	(2,311,490)		(30,274,215)	B

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

	3-month ended December 31, 2012				3-month ended December 31, 2012
Statements of operations items:	Originally Reported		Restatement Adjustment		As restated
Professional fees	608,866	A	70,155	(e)	679,021	B
Consulting	99,700	A	(467,000)	(e), (h)	(367,300)	B
Other general and administrative expenses	899,475	A	255,000	(d)	1,154,475	B
Interest expense	367,474	A	496,153	(a),(d)	863,627	B

Statements of Cashflows items:	Originally Reported		Restatement Adjustment		As restated
Cash flows from operating activities
Loss on modification of debt by issuance of common stock	1,312,712	A	(151,562)	(e)	1,161,150	B
Amortization of loan fees	504,191	A	574,670	(a)	1,078,861	B
Amortization of debt discount related to convertible loans	-	A	949,319	(d)	949,319	B
Common stock issuance for services	897,372	A	381,878	(e)	1,279,250	B
Common stock issuance for prepaid loan interest for convertible notes	-	A	350,000	(d)	350,000	B
Increase in accrued interest added to principle	187,811	A	101,556	(g)	289,367	B
Cash flows from financing activities
Proceeds from debt issuance	2,423,939	A	(1,791,428)	(d), (f)	632,511	B
Proceeds from third party convertible notes payable	-	A	1,519,821	(d)	1,519,821	B

A – Per December 31, 2012 Form 10-QA issued on February 27, 2013
B – Per December 31, 2012 Form 10-QA issued on August 5, 2013

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

(b) As of December 31, 2012, the Company drew down $5,000,000 on the Loan Facility.  As MRL rejected ECO's proposal and the loan is in default, the Company reclassified the $5.0 million due to MRL as current liability.

(c)  Reflects restatement due to the recording of the 74.8 million at $0.001 par value = $74,800 on June 5, 2012  less 75% retirement of 74.8 million shares because of the Transfer Agent error.

74.8 million shares issuance	74,800
Less cancelation of 50.7 million shares	(50,700)
Net changes	24,100

Per Board minutes dated on January 5, 2012, the Board approved to issue 75 million shares to employees, officers and consultants.  On June 5, 2012, ECO decided to issue 74.8 million shares per the Stock issuance resolution to officers, employees and consultants.  Among the 74.8 million shares, 7.2 million shares were issued to the consultants which vested 100% immediately on June 5, 2012 issuance date.  The rest of the 67.6 million shares (74.8 million - 7.2 million) are vested 25% per year.  However, the Transfer Agent made the mistake and issued the entire 74.8 million shares to officers, employees and consultants.  ECO has already notified the Transfer Agent to cancel the 75% of 67.6 million shares issuance in the amount of 50.7 million shares to employees and officers.

(d) Reflects restatement due to correction of errors on convertible notes calculation.  The convertible notes are considered as equity and beneficial conversion features need to be calculated in accordance with ASC 470-20.  The convertible promissory notes have similar conversion terms and that include the following:

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

(f) On November 19, 2012 the company entered into an accounts receivable financing agreement with Gemini Finance Corp. in the amount of 383,400.00. The maturity date of the original note is February 18, 2013, due to the Companies customer delays the note was amended and restated into a convertible note as follows; the amended and restated secured promissory note is being issued in exchange for the secured promissory note due February 18, 2013 which was originally issued on November 19, 2012 in the original principal amount of $383,400.00. The new note carries a gross face value of 413,729.70 which includes a prepaid loan origination fee of 28,400.00 through the issuance of Senior Secured Convertible Notes (the “Notes”) now due on May 31, 2013 with a 6% per annum interest rate. For purposes of rule 144, this amended and restated note shall be deemed to have been issued on November 19, 2012.  As of December 31, 2012, the outstanding convertible notes with accrued interest was $385,851. As of December 31, 2012, the outstanding loan payable for AR financing with accrued interest was $385,851.

The total proceeds from debt issuance and from third party convertible notes payable issued on Form 10QA dated on February 27, 2013 was $2,423,939 and the total proceeds from debt issuance and from third party convertible notes payable issued on Form 10QA dated on August 8, 2013 was $2,152,332, the difference represents the debt discount on convertible notes issued and conversion of convertible notes to common stocks.  For detail, please refer to footnote 6 – Notes Payable on condensed consolidated footnote.

(g) Reflect restatement due to the rejection of ECO’s proposal on issuing 4,412,517 shares in the amount of $260,339 to MRL to pay off the accrued interest owe to MRL.  As MRL rejected ECO’s proposal, the Company had to continue to accrue interest on the $5 million line of credit.  The Company accrued additional $101,556 interest for the 3 months ended December 31, 2012.

(h) Reflect restatement due to the reclassification of $350,000 from consulting to prepaid loan fee as it is related to the prepaid loan fee for one of the convertible notes issued in the three months ended December 31, 2012.

11. Subsequent Events

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

On May 15, 2013 the President & CEO of the Corporation has determined that it is in the best interests of the Corporation and its shareholders that the shareholder Steve Conboy loan and retire Twenty Six Million Four Hundred Eighty Seven Thousand Nine Hundred Two (23,487,902) shares of common stock into the authorized but unissued treasury of the corporation.  Furthermore the shares were fully owned and held by Steve Conboy for over two years period, and have been loaned and retired into treasury in order to facilitate pressing business matters.  The Company will reissue shares to Steve Conboy at a future date to be determined.

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

Eco Building Products, Inc.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three months ended December 31, 2012 included in this report and our audited consolidated financial statements and related notes for the year ended June 30, 2012 included in our Annual Report on Form 10-K /A filed on July 22, 3013, with the Securities and Exchange Commission.

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

Operating Expenses - For the three months ended December 31, 2012, our total operating expenses were $2,552,672 as compared to $1,719,661 for the three month period ended December 31, 2011. Included in our operating expenses for the three months ended December 31, 2012 were compensation and related costs of $635,077 . Professional fees included in our operating expenses for the three months ended December 31,2012 amounted to $679,021 .  Other significant operating costs we incurred during the three months ended December 31, 2012 included rent of $207,858, consulting fees of $(367,300) , marketing of $197,506, research and development of $36,802 , and other general and administrative costs of $1,154,475 .  Our operating expenses for the three months ended December 31, 2011 consisted of $649,145 of compensation and related costs, $226,784 of professional fees, $96,037 of rent expense, $32,461 of consulting fees, $37,585 of research and development expense, $44,079 of marketing expense, and $619,840 of other general and administrative expenses.

Other Income and Expenses - For the three months ended December 31, 2012 we had other expenses that included interest expense of $863,627 .  We incurred $694,887 for the loss on modification of our convertible notes payable as the Company issued 11.1 million shares for the three months ended December 31, 2012 in order to offset the loan that owed to the third party lender in prior years. This is compared to the three months ended December 31, 2011, in which our other income and expenses included interest income of $16,834 and interest expense of $38,810 and loss on modification of 75,000.

Liquidity and Capital Resources

On December 31, 2012, we had $100,049 cash on hand.  During the six months ended December 31, 2012, net cash used in our operating activities amounted to $2,449,443 . Net cash used during the same period for our investing activities totaled $21,523 which was used for the purchase of property and equipment.  During the six month ended December 31, 2012, net cash provided by our financing activities totaled $2,459,764 , of which $307,432 was received from related party advances and notes and $1,913,950 was received from debt issuance of convertible notes .  In January and February 2013, the note holders completed the six months holding periods and start the conversion of the note to common stock thereby terminating the requirement to collateralize the note (see "NOTE 12 - Subsequent event" for more information.

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

During the year ended June 30, 2011, we entered into an investment agreement and a revolving line of credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under the investment agreement, we received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Effective July 26, 2011, we obtained the ability to borrow up to an additional $5,000,000 on the revolving credit and warrant purchase agreement, in exchange for the issuance of warrants to purchase 50,000,000 shares of our common stock at $0.10 per share to MRL as a loan facility fee.  Of this amount $3,000,000 was borrowed in July 2011 and $2,000,000 was borrowed subsequent

Eco Building Products, Inc.

to November 30, 2011.  As of the date of this filing we had cash on hand of $100,049 and the entire $5,000,000 of capital available under the MRL line of credit was borrowed during July and December, 2011. As of December 31, 2012, the Company drew down the entire $5.0 million dollars of the Loan Facility.  The $5.0 million dollar loan from MRL was in default, refer to Note 4, the Prepaid Loan Facility Fee in the Notes to Condensed Consolidated Financial Statements, the Company reclassified the $5.0 million dollars loan due to MRL as current liability and continue to accrue interest on the $5.0 million dollars due to MRL.  As of December 31, 2012, the Company paid a total of $260,339 towards the interest by issuing 4,412,517 shares to MRL.  As MRL rejected the Company’s proposal and the loan was in default, the Company retired the shares issued to MRL and continues to accrue interest expense on the $5.0 million dollar loan facility from MRL.  As of December 31, 2012, the Company accrued $369,028 interest expense on the $5.0 million dollar loan facility from MRL for the six months ended December 31, 2012.

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

Item 4 - Controls and Procedures

Effectiveness of internal control over financial reporting

During the period ended December 31, 2012 we determined that because of the limited personnel, lack of segregation of duties and manual process related to the tracking and valuation of our inventory, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our financial statements.  This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

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

Eco Building Products, Inc.

3.      Hire a Principle Financial Officer to solely act in the capacity of CFO and relieve the current duties as performed by the Principle Executive Officer.

The Company expects to remediate these weaknesses prior to the completion of the quarter ended September 30, 2013.

The Company deemed that the internal control over financial reporting for the Company as of December 31, 2012 is not effective.

Changes in Internal Controls

During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Eco Building Products, Inc.

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

As of December 31, 2012, the Company paid a total of $260,339 towards the interest by issuing 4,412,517 shares to MRL.  As MRL rejected the Company’s proposal and the loan was in default, the Company retired the shares issued to MRL and continue to accrue interest expense on the $5.0 million dollar loan facility from MRL.  As of December 31, 2012, the Company accrued $369,028 interest expense on the $5.0 million dollar loan facility from MRL for the six months ended December 31, 2012.

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

Eco Building Products, Inc.

Date: August 8, 2013	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer

Date: August 8, 2013	By:	/s/ Steve Conboy
Steve Conboy, Principal Financial Officer