Form 10-Q/A
period 2013-03-31
ECO Building Products, Inc.
filed 2013-08-15
CIK 1409885

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

The number of shares outstanding of each of the issuer's classes of common equity as of August 15 , 2013:  459,913,569 shares of common stock.

Eco Building Products, Inc.

Contents

ii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	RESTATED	RESTATED
	March	June 30
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$-	$111,251
Accounts receivable, net of allowance for doubtful accounts of $10,099 at
December 31, 2012 and June 30, 2012	1,128,496	666,223
Inventories	748,390	922,646
Prepaid loan facility fee - related party, current portion	-	1,008,383
Prepaid expenses	23,030	7,297
Deposits	-	7,100
Other current assets	7,100	-
Total current assets	1,907,016	2,722,900

PROPERTY AND EQUIPMENT, net	1,135,641	1,207,035

OTHER ASSETS
Notes receivable - related party - long-term portion	135,079	-
Intangible assets	13,762	16,325
Prepaid loan facility fee - related party	-	1,078,861
Equipment deposits - related party	-	-
Total other assets	148,841	1,095,186

TOTAL ASSETS	$3,191,498	$5,025,121

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$937,121	$426,179
Payroll and taxes payable	2,356,018	1,594,848
Accrued interest for related party	444,028	144,028
Other payables and accrued expenses	233,765	192,259
Deferred revenue	-	33,640
Current maturities of convertible notes payable	1,292,800	6,067
Line of credit payable - related party	5,000,000	1,666,667
Loans payable - related party	522,652	201,480
Loans payable - other	1,010,549	44,500
Total current liabilities	11,796,933	4,309,668

LONG TERM LIABILITIES
Line of credit payable - related party	-	3,333,333
Notes payable, less current maturities	10,633	17,295
Total long term liabilities	10,633	3,350,628

TOTAL LIABILITIES	11,807,566	7,660,296

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 500,000,000 shares authorized,
379,664,354 and 240,261,669 shares issued and outstanding at March 31, 2013
and June 30, 2012	379,664	240,262
Subscription receivable	-	-
Additional paid-in capital	23,491,606	18,564,613
Accumulated deficit	(32,487,338)	(21,440,050)
Total stockholders' equity	(8,616,068)	(2,635,175)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,191,498	$5,025,121

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	RESTATED		RESTATED
	3-month ended	3-month ended	9-month ended	9-month ended
	March 31	March 31	March 31	March 31
	2013	2012	2013	2012

REVENUE
Product sale	$1,717,001	$1,089,724	$4,140,160	$2,086,569
License sale
Equipment and other sales	$-		$-	$-

TOTAL REVENUE	$1,717,001	$1,089,724	$4,140,160	$2,086,569

COST OF SALES	1,635,217	1,010,638	3,672,202	1,918,009

GROSS PROFIT	81,784	79,086	467,958	168,560

OPERATING EXPENSES
Research and development	10,233	86,160	$142,251	123,745
Marketing	54,246	12,369	$344,220	56,448
Goodwill/Donation	3,095	16,871	$21,653	30,601
Compensation and related expenses	706,692	556,619	$1,816,680	1,205,764
Rent - facilities	243,332	109,179	$661,810	205,216
Professional and consulting fees	89,824	476,894	$1,146,852	736,139
Other general and administrative expenses	462,982	636,680	$1,992,059	1,256,521

Total operating expenses	1,570,404	1,894,772	$6,125,526	3,614,434

LOSS FROM OPERATIONS	(1,488,620)	(1,815,686)	(5,657,568)	(3,445,874)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	16,834
Interest expense	(678,166)	(95,272)	$(4,208,995)	(134,081)
Gain (loss) on settlement of lease		-		-
Gain (loss) on settlement of debt	-	-	-	-
Loss on modification of debt	(46,337)	(300,000)	$(1,189,661)	(375,000)
Change in fair value of derivative liability	-	-	-	-
Other Income	-		$8,935	-
				-
Total other income (expense)	(724,503)	(395,272)	(5,389,720)	(492,247)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,213,123)	(2,210,957)	(11,047,288)	(3,938,120)
	-	-	-	-

NET LOSS	$(2,213,123)	$(2,210,957)	$(11,047,288)	$(3,938,120)

NET LOSS PER COMMON SHARE - BASIC	(0.01)	(0.01)	(0.04)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	282,258,116	188,531,543	284,051,083	179,068,887

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	RESTATED
	9-month ended	9-month ended
	March 31	March 31
	2013	2012

Cash flows from operating activities
Net Loss	$(11,047,288)	$(5,527,369)
Adjustments to reconcile net income to net cash used by operating activities:
Interest o amortization of loan fees		-
Loss on modification of debt by issuance of common stock	1,189,661	375,000
(Gain) loss on settlement of debt	-
Interest on amortization of debt discount	1,310,556
Amortization of prepaid loan fees	2,087,244	1,235,027
Interest on repricing of warrant
Change in fair value of derivative liability
Common stock issuance for prepaid loan interest for convertible notes	350,000	-
Common stock issuance for services	1,370,738	-
Common stock issuance for payment of rent and lease settlement		-
Stock Based Compensation	14,190	-
Depreciation and amortization expense	129,092	132,043
Bad debt expense	455	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(462,728)	(462,985)
(Increase) in other receivable		-
(Increase) in inventory	174,256	(261,228)
(Increase) in prepaid expenses & other current assets	(15,733)	34,421
Decrease (Increase) in deposits		-
(Increase) in prepaid & other non current assets	-
Increase in accounts payable	510,942	(173,823)
Increase in Payroll and taxables payable		-
Increase in rent payable		-
Increase in other payable and accrued expenses	806,225	534,838
Increase in deferred rent expense
(Decrease) in other payables and accrued expenses		-
Increase in accrued interest added to principle	262,811	98,912
Net cash used by operating activities	(3,319,578)	(4,015,164)

Cash flows from investing activities
Purchase of property and equipment	(55,136)	(529,391)
Purchase of software licenses	-	(25,000)
Payments for equipment deposits - related party	-	172,050
Purchase of intangible assets		(10,990)
Net cash provided (used) by investing activities	(55,136)	(393,331)

Cash flows from financing activities
Proceeds from related party line of credit advances	-	5,000,000
Proceeds from third party advance	1,028,320
Proceeds from debt issuance	2,049,050	-
Proceeds from related party advances and notes	186,094	24,845
Proceeds from issuance of common stock	-	990,473
Repayments of related party advances and notes	-	(1,526,434)
Net cash provided by financing activities	3,263,463	4,488,884

Net change in cash and cash equivalent	(111,251)	80,389

Cash and cash equivalent at the beginning of year	111,251	81,648

Cash and cash equivalent at the end of year	$(0)	$162,037

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$-	$46,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with the convertible notes payable	$756,250	$-

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

Liquidity and Going Concern

During the nine months ended March 31, 2013, and the year ended June 30, 2012, the Company incurred net losses of $11,047,288 and $3,938,120, respectively.  As of March 31, 2013, the Company has an accumulated deficit of $32,487,338.  The Company's cash balance at March 31, 2013 was $0.  The Company's balance sheet at March 31, 2013 has a current ratio (current assets divided by current liabilities) of 0.16 to 1.0 and a working capital deficit of $9,889,917 (current assets less current liabilities).  These circumstances raise serious concern about the Company's ability to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2013, and the results of its operations and cash flows for the three months ended March 31, 2013 and 2012. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in the Company’s Form 10-K/A for the year ended June 30, 2012.

2. Summary of Significant Accounting Policies

There have been no changes in the Company's significant accounting policies for the three months ended March 31, 2013 as compared to those disclosed in the Company's Annual Report on Form 10-K/A for the year ended June 30, 2012.

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

4. Prepaid Loan Facility Fee

As discussed in Note 6, as consideration for a $5,000,000 Loan Facility, the Company issued MRL a 5-year warrant to subscribe for 50,000,000 common shares at an exercise price of $0.10 per share (the “Warrant”). The warrants were valued at $3,025,148 on July 26, 2011 and expire on July 26, 2016. The valuation of these warrants was determined using a Proprietary Multinomial Lattice Model option pricing model taking into account the following variables such as using an exercise period of 5 years, risk free rate of 1.51%, volatility of 166.52%, and a trading price of the underlying shares of $0.26. The Company has recorded the $3,025,148 value of the warrants as a prepaid loan fee and is amortizing the balance to interest expense over the 3-year availability period of the Loan Facility.  As discussed in September 30, 2012 Form 10-QA filed on June 19, 2013, the Company did not have sufficient cash flow to pay the outstanding $5.0 million loan to MRL.  Instead the Company issued 4,412,517 shares in the amount of $260,339 to MRL to pay off the accrued interest owe to MRL.  MRL had 45 days until November 5, 2012 to response whether it accepted the shares provided by ECO.  However, in December 2012, MRL replied to the Company that it rejected ECO's proposal.  As MRL rejected ECO's proposal and the loan was in default, the Company had to write off the outstanding prepaid loan fee in connection with the MRL $5 million line of credit in the amount of $2,087,244 as of September 30, 2012.  Amortization charged to interest expense for the years ended March 31, 2013 was $2,087,244.  As of March 31, 2013, the current and non-current prepaid loan facility fee was $0.

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

During the three months ended March 31, 2013, the investor converted $36,937, including $35,000 of principle and $1,937 of accrued interest payable into 1,828,564 shares of common stock.

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

During the three and nine months ended March 31, 2013, the Company recognized $5,747 and $7,059, respectively, of interest expense related to this Note. During the three months and nine months ended March 31, 2013, the Company recognized $16,927 of accretion related to this Note.

Convertible Notes - $310,750 Financing

On January 15, 2013, the Company issued a 8% Convertible Note Due July 15, 2013 (the "Note") to an accredited investor pursuant to which the Company borrowed $310,750. The Note matures one year from the date of issue, bears interest of eight percent (8%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to a penalty of 5% of the then outstanding balance of the Note.  Starting on the 6 month anniversary of the Note issuance date, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to $0.06 subject to adjustment.

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

During the three months and nine months ended March 31, 2013, the Company recognized $4,836 of interest expense related to this Note. During the three months and nine months ended March 31, 2013, the Company recognized $28,725 of accretion related to this Note.

The following is the summary of convertible notes payable as of December 31, 2012:

Balance as of July 1, 2012	$100,000

Additions from new convertible notes issued	2,005,750
Debt discount on convertible notes issued	(56,700)
Conversion of convertible notes to common stocks	(756,250)

Balance as of March 31, 2013	$1,292,800

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Loan Payable for AR Financing

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

Accrued interest for Accounts Receivable Financing at March 31, 2013 was $89,610.03.

The following table summarizes the notes payable for the period ended March 31, 2013.

	As of March 31, 2013
Description	Short term	Long term
Auto notes payable	$8,278	$10,633
MRL line of credit	5,000,000
Loan payable related party	522,652	-
Loan payable third parties	244,500	-
Accounts Receivable Financing	766,049	-
Convertible notes	1,292,800	-
Total notes payable	$7,834,279	$10,633

Moreover the following table summarizes the future minimum payment for 5-year commitments of the notes payable:

Principal
6/30/2013	$6,292,800
6/30/2014	1,543,843
6/30/2015	7,585
6/30/2016	693
6/30/2017	-
Thereafter	-
Total	$7,844,912

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

	March 31, 2013
	Fair value measured using
	Level 1	Level 2	Level 3	Total Balance
Asset
Cash	$-0-			$-0-
Total assets measured at fair value	-0-			-0-

Liabilities
Line of credit - related party		$5,000,000		$5,000,000
Notes payable		$2,322,260		$2,322,260
Loan payable - related party and other		$522,652		$522,652
Total liabilities measured at fair value	$-	$7,844,912		$7,844,912

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

Common Stocks

During the three months ended March 31, 2013, the Company issued a total of 84,128,318 shares of its common stock, of which 4,000,000 were issued to compensate consultants, calculated for accounting at a stock closing price at the end of each trading date, being compensation for consulting services, for a total exercise of $120,000 as a consulting expense, 72,628,318 shares of its common stock in the amount of $692,965 in related to the conversion of convertible notes into common stocks, 2,500,000 shares of its common stock in the amount of $75,000 to the third party in related to the payment of the principle and interest to the third party loan payable, 2,000,000 shares in related to the true up shares issued to the convertible notes holder for the interest payment in the amount of $80,000.  The Company also issued 3,000,000 shares to the convertible notes holder in the amount of $120,000 as a collateral.  In case the loan is in default, the convertible notes holder can keep the 3,000,000 shares.

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

10. Restatement of financial statements

The Company has restated the financial statements as originally presented in its initial registration statement filed on May 20, 2013.  The changes and explanation of such are as follows:

	Originally Reported		Restatement Adjustment		As restated
Balance Sheet Items:
Convertible notes net of loan discount	2,107,247	A	(814,447)	(b), (c)	1,292,800	B

Loan payable - other	244,500	A	766,049	(c)	1,010,549	B

Common stocks	358,203	A	21,461	(a)	379,664	B

Additional paid-in capital	21,457,064	A	2,034,542	(a), (d)	23,491,606	B

Accumulated deficit	(30,479,433)	A	(2,007,905)		(32,487,338)	B

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

	3-month ended March 31, 2013				3-month ended March 31, 2013
Statements of operations items:	Originally Reported		Restatement Adjustment		As restated
Compensation and related expenses	(476,308)	A	1,183,000	(a)	706,692	B
Interest expense	374,340	A	303,826	(b)	678,166	B
Loss on modification of debt	508,591	A	(462,254)	(e)	46,337	B

Statements of Cashflows items:	Originally Reported		Restatement Adjustment		As restated
Cash flows from operating activities
Loss on modification of debt by issuance of common stock	1,734,794	A	(545,133)	(e)	1,189,661	B
Interest on amortization of loan fees	1,228,368	A	82,188	(b)	1,310,556	B
Common stock issuance for services	393,821	A	976,917	(f)	1,370,738	B
Common stock issuance for prepaid loan interest for convertible notes	-	A	350,000	(g)	350,000	B
Stock based compensation	(1,690,000)	A	1,704,190	(a)	14,190	B

Cash flows from financing activities
Proceeds from third party loan payable	193,933	A	834,387	(h)	1,028,320	B
Proceeds from third party convertible notes payable	-	A	2,049,050	(h)	2,049,050	B
Proceed from debt issuance	2,761,835	A	(2,761,835)	(h)	-	B

A – Per March 31, 2013 Form 10-Q issued on May 20, 2013
B – Per March 31, 2013 Form 10-QA issued on August 15, 2013

(a)   Restatement due to on April 30, 2013 the President & CEO of the Corporation has determined that it is in the best interests of the Corporation and its shareholders that the stock issuance approved by the board and transacted on June 5th 2012 providing employee stock options shall be cancelled effective immediately. Furthermore the board confirms that the share certificates issued were never presented, promised or distributed to the employee’s or otherwise and all stock certificates were held in the possession of the company at all times. The board consents to take the following action to cancel 16,900,000 shares of common stock into the authorized but unissued treasury of the corporation and reversed $1,183,000 stock based compensation. The Company determined that the fully vested 16,900,000 shares should not be consider as treasury stock until April 30, 2013, the cancellation date and the stock based compensation in the amount of $1,183,000 should not be reversed on March 31, 2013.

ECO BUILDING PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Moreover, the Company determined that $79,780 convertible notes plus interest for ICG convertible notes have been converted to 4,560,935 common stocks in the three months ended March 31, 2013.

(b)   Reflects restatement due to correction of errors on convertible notes calculation.  The convertible notes are considered as equity and beneficial conversion features need to be calculated in accordance with ASC 470-20.  The convertible promissory notes have similar conversion terms and that include the following:

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

(c)   Reflect due to separate loan payable from accounts receivable financing with Gemini Finance Corporation in the amount of $766,049 from the convertible notes net of discount from third parties.

(d)   Reflect restatement due to the conversion price of convertible notes to common stock should be based on the outstanding loan that could be converted to common stocks rather than based on the fair value of the stock price at the date of conversion.

(e)   Reflect restatement due to the issuance of shares to Redwood Management is for the conversion of convertible notes to common stocks rather than for the issuance of shares for the loss on modification of debt.

(f)   Reflects restatement due to pricing the shares at the fair value at the stock grant date.  In accordance with ASC 718, shares need to be priced at fair value at the grant.  ECO priced the shares per the Stock Issuance Notice and the share price might not be equal to the fair value at the grant date.

(g)   Reflect restatement due to the reclassification of $350,000 from consulting to prepaid loan fee as it is related to the prepaid loan fee for one of the convertible notes issued in the nine months ended March 31, 2013.

(h)   Reflect restatement due to better presentation of classifying convertible notes payable to Proceeds from third party convertible notes payable and classifying loan payable from AR financing to Proceeds from third party loan payable rather than grouping them as proceeds from debt issuance.

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

On February 6, 2013, Eco issued 2,000,000 shares of non-restricted stocks with $0.05/share for investment agreement dated and funded on July 9, 2012.  On the same date, Eco removed the restriction on trading on a total of 2,000,000 common stocks issued to Alpha Capital Anstalt for a debt conversion which last for six months.

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

On May 15, 2013 the President & CEO of the Corporation has determined that it is in the best interests of the Corporation and its shareholders that the shareholder Irving Minnaker loan and retire Five Million (5,000,000) shares of common stock into the authorized but unissued treasury of the corporation.  Furthermore the shares were fully owned and held by Irving Minnaker and have been loaned and retired into treasury in order to facilitate pressing business matters.  The Company will reissue shares to Irving Minnaker at a future date to be determined. The loan is to be settled in stock and no provision or expectation of settlement in cash was granted.

On May 15, 2013 the President & CEO of the Corporation has determined that it is in the best interests of the Corporation and its shareholders that the shareholder Mark Vuozzo loan and retire One Million Seven Hundred Fifty Thousand (1,750,000) shares of common stock into the authorized but unissued treasury of the corporation.  Furthermore the shares were fully owned and held by Mark Vuozzo for over a period of two years, and have been loaned and retired into treasury in order to facilitate pressing business matters.  The Company will reissue shares to Mark Vuozzo at a future date to be determined. The loan is to be settled in stock and no provision or expectation of settlement in cash was granted.

On May 15, 2013 the President & CEO of the Corporation has determined that it is in the best interests of the Corporation and its shareholders that the shareholder Steve Conboy loan and retire Twenty Six Million Four Hundred Eighty Seven Thousand Nine Hundred Two (23,487,902) shares of common stock into the authorized but unissued treasury of the corporation.  Furthermore the shares were fully owned and held by Steve Conboy for over two years period, and have been loaned and retired into treasury in order to facilitate pressing business matters.  The Company will reissue shares to Steve Conboy at a future date to be determined. The loan is to be settled in stock and no provision or expectation of settlement in cash was granted.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three months ended March 31, 2013 included in this report and our audited consolidated financial statements and related notes for the year ended June 30, 2012 included in our Annual Report on Form 10-K /A filed on July 22, 2013 with the Securities and Exchange Commission.

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

Financial Condition and Results of Operations

The table below sets forth the data from our Condensed Consolidated Statement of Operations as a percentage of revenue for the periods indicated:

Results of Operations for the Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

Revenues and Cost of Sales - For the three months ended March 31, 2013 we had total revenues of $1,717,001 from product sales, as compared to $1,089,724 in revenues from product and equipment sales for three month period ended March 31, 2012.  Our cost of sales and gross profit for the three months ended March 31, 2012 was $1,635,217 and $81,784, respectively. This is compared to our cost of sales and gross profit for the three months ended March 31,2013 of $1,010,638 and $79,086, respectively. Sales margins continue to remain flat; however gross sales have not yet developed to sufficient levels to improve efficiencies

Operating Expenses - For the three months ended March 31, 2013, our total operating expenses were $1,570,404.
This is compared to $1,894,772 for the three month period ended March 31, 2012. Included in our operating expenses for the three months ended March 31, 2013 were compensation and related costs of 706,692. Professional fees included in our operating expenses for the three months ended March 31, 2013 amounted to 89,824.  Other significant operating costs we incurred during the three months ended March 31, 2013 included rent of $243,332, consulting fees of $89,824, marketing of $54,246, research and development of $10,233, and other general and administrative costs of $462,982. Our operating expenses for the three months ended March 31, 2012 consisted of $556,619 of compensation and related costs, $476,894 of professional fees, $109,179 of rent expense, $476,894 of consulting fees, $86,160 of research and development expense, $12,369 of marketing expense, and $636,680 of other general and administrative expenses.

Other Income and Expenses - For the three months ended March 31, 2013 we had other expenses that included interest expense of $678,166.  We incurred $46,337 for the loss on modification of our convertible notes payable. This is compared to the three months ended March 31, 2012, in which our other income and expenses included interest income of $95,272 and loss on modification of 300,000.

Liquidity and Capital Resources

On March 31, 2013, we had $-0- cash on hand.  During the nine months ended March 31, 2013, net cash used in our operating activities amounted to $3,319,578. Net cash used during the same period for our investing activities totaled $55,136 which was used for the purchase of property and equipment.  Cash of $3,263,463 was provided by financing activities during the same period, which consisted of $1,028,320 proceeds from third party advances, $2,049,050 proceeds from third party convertible notes payable and $186,093 proceeds from related party advances and notes.

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

During the year ended June 30, 2011, we entered into an investment agreement and a revolving line of credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under the investment agreement, we received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Effective July 26, 2011, we obtained the ability to borrow up to an additional $5,000,000 on the revolving credit and warrant purchase agreement, in exchange for the issuance of warrants to purchase 50,000,000 shares of our common stock at $0.10 per share to MRL as a loan facility fee.  Of this amount $3,000,000 was borrowed in July 2011 and $2,000,000 was borrowed subsequent to November 30, 2011.  As of the date of this filing we had no cash on hand and the entire $5,000,000 of capital available under the MRL line of credit was borrowed during July and December, 2011. As of December 31, 2012, the Company drew down the entire $5.0 million dollars of the Loan Facility.  The $5.0 million dollar loan from MRL was in default, refer to Note 4, the Prepaid Loan Facility Fee in the Notes to Condensed Consolidated Financial Statements, the Company reclassified the $5.0 million dollars loan due to MRL as current liability and continue to accrue interest on the $5.0 million dollars due to MRL.  As of December 31, 2012, the Company paid a total of $260,339 towards the interest by issuing 4,412,517 shares to MRL.  As MRL rejected the Company’s proposal and the loan was in default, the Company retired the shares issued to MRL and continues to accrue interest expense on the $5.0 million dollar loan facility from MRL.  As of March 31, 2013, the Company accrued $444,028 interest expense on the $5.0 million dollar loan facility from MRL for the nine months ended March 31, 2013.

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

Item 4 - Controls and Procedures

Effectiveness of internal control over financial reporting

During the period ended March 31, 2013 we determined that because of the limited personnel, lack of segregation of duties and manual process related to the tracking and valuation of our inventory, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our financial statements.  This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

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

The Company deemed that the internal control over financial reporting for the Company as of March 31, 2013 is not effective.

Changes in Internal Controls
During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Eq uity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior S ec urities

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

As of December 31, 2012, the Company paid a total of $260,339 towards the interest by issuing 4,412,517 shares to MRL.  As MRL rejected the Company’s proposal and the loan was in default, the Company retired the shares issued to MRL and continue to accrue interest expense on the $5.0 million dollar loan facility from MRL.  As of March 31, 2013, the Company accrued $444,028 interest expense on the $5.0 million dollar loan facility from MRL for the nine months ended March 31, 2013.

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

Eco Building Products, Inc.

Date: August 15 , 2013	By:	/s/ Steve Conboy
Steve Conboy, President
Principal Executive Officer

Date: August 15, 2013	By:	/s/ Steve Conboy
Steve Conboy, Principal Financial Officer