Form 10-K
period 2013-06-30
ECO Building Products, Inc.
filed 2013-11-01
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 000-53875

Eco Building Products, Inc.

(Exact name of registrant as specified in its charter)

Colorado	20-8677788

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 West Vista Way Vista, CA	92083

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 732-5826

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None.

Securities registered under Section 12(g) of the Act:
(Title of class)
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐	Smaller reporting company. ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2012: $ 11,861,441

Number of the issuer’s common stock outstanding as of October 24, 2013: 507,413,569

Documents incorporated by reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.	Business

Our Company

Eco Building Products, Inc. (the “Company”) was incorporated in the state of Colorado under the name N8 Concepts, Inc. on March 27, 2007. As detailed herein, for the fiscal year ended June 30, 2013, the Company experienced revenues of $5,220,121.

On October 19, 2009, the Company merged with Ecoblu Products, Inc., a Nevada Corporation (“ECOBLU”). For financial reporting purposes, the acquisition was treated as a reverse acquisition whereby ECOBLU’s operations continued to be reported as if it had actually been the acquirer. Assets and liabilities continued to be reported at the acquiree’s historical cost because before the reverse acquisition; the Company had nominal assets, liabilities and operations, and accordingly, the fair value of the assets approximated their carrying value and no goodwill was recorded.

ECOBLU was organized May 20, 2009 in Nevada as a wholesale distributor and manufacturer of proprietary wood products coated with an eco-friendly chemistry designed to protect against mold, rot, decay, termites and fire. The Company has also developed an affiliate coating program that allows lumber companies to coat commodity lumber at their facilities contingent upon their stocking the Company’s inventory and supporting the Company’s products.

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

On April 8, 2011, the Company formed Red Shield Lumber, Inc. (“Red Shield”) in British Columbia, Canada. Red Shield was formed for the purpose of opening a plant in Canada utilizing the Company’s coating process to support sales and distribution. As of December 31, 2011, the wholly owned subsidiary has had little operating activity.

On May 31, 2011, the Company formed E Build & Truss, Inc. (“E Build”) in the State of California. E Build was formed for the purpose of operating the Company’s framing labor and truss manufacturing activities. This wholly-owned subsidiary commenced operations during the three months ended December 31, 2011.

In December 2011, the Company formed Seattle Coffee Exchange (“Seattle”) in the State of California. Seattle is a coffee shop which is located on the 1st floor of the Company’s corporate headquarters in Vista, CA. This wholly-owned subsidiary has not commenced its operations as of June 30, 2013.

As of June 30, 2013, the Company owns 100% of E Build & Truss, Red Shield Lumber and Seattle Coffee Exchange.

Going Concern –

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date, the Company has generated minimal operating revenues, losses from operations, significant cash used in operating activities, and is dependent upon its ability to obtain future financing and successful operations.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current operational expenses of approximately three hundred thousand dollars a month is required to continue to operate. This is achieved either through profit from sales; or by management seeking additional financing through the sale of its common stock, and/or through private placements the minimum operational expenses must be met in order to relive the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or that we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended June 30, 2011, the Company entered into an investment agreement and a revolving credit and warrant purchase agreement with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato Low Tuck Kwong (“LTK”), a controlling shareholder of MRL. Under investment agreement, the Company received $5,000,000 in exchange for issuing 81,000,000 shares of its common stock. Subsequently, upon the effective date of the revolving credit and warrant purchase agreement the Company had the ability to borrow up to an additional $5,000,000. In addition the $3,000,000 was borrowed in July, 2011 the remaining $2,000,000 was borrowed between October and November 2011. Subsequently, the Company was assigned a $100 million standby letter of credit from the Bank of China to support current debt and any additional debt the company may acquire subject to conditions and limitations. On October 19, 2012, the Company was not successful in monetizing or obtaining a beneficial credit enhancement with vendors or customers or others, relating to the $100 million standby letter of credit (SBLC) with Bank of China or SBLC in several business transactions and as it was intended to be useful for. The Company was unable to monetize the SBLC to meet the intended expectations. The SBLC had a provision to be assignable. The Company successfully assigned the SBLC back to InsurFinancial Holdings releasing the Company of any ability to utilize the SBLC or incur any expenses as a result.

The Company’s $5,000,000 million dollar loan from MRL defaulted resulting in the reclassification of the $5,000,000 million dollar loan due to MRL as current liability, and continued to accrue interest on the $5,000,000 million dollars due to MRL. On May 31, 2013, The Company (“ECOB”) entered into a Debt Assumption and Equity Cancellation Agreement (the “Agreement”) with Redwood Management, LLC (“Redwood”) and Manhattan Resources, Ltd (“MRL”). The Principal value of the note is Five Million Dollars ($ 5,000,000.00) with an annual interest rate of 12%. The term of the agreement is twelve months. The COMPANY promised to pay to Redwood the Principal and Interest on the Maturity Date, or sooner if required hereby, unless to the extent of any completed conversion of Principal and or Interest as stated herein. THE COMPANY MAY PREPAY ANY PORTION OF THE PRINCIPAL AMOUNT AT 130% OF SUCH AMOUNT FOR THE FIRST SIX (6) MONTHS ON $3,300,000 OR MAXIMUM ALLOWED PER LAW, WHICHEVER IS LOWER, ALONG WITH ANY ACCRUED INTEREST AT ANY TIME UPON SEVEN DAYS WRITTEN NOTICE TO REDWOOD, PROVIDED THE COMPANY IS NOT IN DEFAULT OF THIS AGREEMENT, SUBJECT TO THE TERMS HEREIN. AFTER SIX MONTHS THE REDEMPTION STAYS ON AT 130% BUT ON THE FULL FACE VALUE OF $5,000,000. At such time this note is satisfied the COMPANY will relieve from the balance sheet $3,025,148 dollars in accrued liability for the value of the 50,000,000 warrants to be cancelled and MRL shall surrender for cancellation 40,500,000 of its remaining Common Shares all to be surrendered by Manhattan Resources, Ltd in connection with this Agreement and the Debt Assumption and Equity Cancellation Agreement dated May 31, 2013. As of June 30, 2013, the Company accrued $542,964interest expense on the $5,000,000 million dollar loan facility from Redwood.

Throughout the course of the prior quarter, the Company successfully created four accounts with The Home Depot, executing several supply buying agreements. These agreements allow the Company and The Home Depot to perform business in the capacity of web commerce, direct to store sales, direct to distribution sales and special order sales. Currently the Company has successfully launched the Eco Fire Break and the Christmas Tree Protection on The Home Depot web commerce site. Subsequent to the fiscal year end the Company engaged into a pilot program with The Home Depot to test market Eco Red Shield lumber products on the shelf for sale in a limited market of fourteen stores. Additionally the Company has trained and launched several stores to accept Special Order sales for Eco Red Shield coated lumber products. Additional details can be found on the Company’s web site under “Store Locator”.

If current and projected revenue growth does not meet Management estimates, the Management may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. With the recent technical achievements and certifications earned towards the use of Eco Red Shield, the Company is experiencing increased demand for the product. The Company has significant inventories on hand and anticipates it will generate profits and cash flow from turns of sales and or contracts already on the books. The Company has already taken steps to reduce expenses. The Company has increased the sales price of the Eco Red Shield coatings as applied to finished good lumber sales. The Company feels that it has now gained positive traction in the market place with our technology, and can therefore command a higher premium which will equate to greater margins and increased cash flows. Orders continue to increase as demand and market acceptance for Eco Red Shield increases. Nevertheless the Company continues to experience cash flow difficulties and there is no assurance of when it may be profitable.

Business

Products

Eco Building Products, Inc., or “ECOB”, has developed a line of eco-friendly protective wood coatings that extend the life of framing lumber and other wood used in the construction of single-family homes, multi-story buildings as well as The Eco Shelter™ which represents a cost-effective housing solution for the world. The Company has expanded its product offering to include Eco Fire BreakTM, Eco Disaster BreakTM and the Christmas Tree ProtectionTM.

Eco Building Products wood coatings are topically applied to lumber protecting it from mold, mildew, fungus, decay, wood rot, and Formosan termites. Eco’s newest product, Eco Red Shield™ also serves as a fire inhibitor protecting lumber from fire, decreasing the smoke index, slowing ignition time and flame spread.

The ECOB system of coatings is eco-friendly and remains chemically stable over time. The coatings emit virtually zero volatile organic compounds (VOCs), do not leech heavy metals or toxins into groundwater, and do not allow for the growth and propagation of various molds that have the potential to contaminate occupant indoor air quality. More importantly, ECOB coatings prevent the degradation of structural lumber that potentially requires existing homes to be periodically renovated due to rot and/or insect damage, thereby indirectly preserving our forests.

The Eco Building Products line includes dimensional lumber, wall and floor panels, I-joists, GluLam Beams, LVL beams, truss lumber and trim. These products can be coated at our production facilities, and at the mill or distributor, with our proprietary formula and coating machines.

By supporting and providing value added lumber materials direct from our facilities or the distributors and manufacturer, ECOB can create a compelling value package. This package is offered to builders, and provides the protection of ECOB coatings at a price that compares favorably to raw, untreated wood. Eco Red Shield coated lumber currently for sale as “Advanced Framing Lumber” at select stores, on the shelf at The Home Depot has a retail sales price approximately 15% to 18% above the equivalent non treated products, dependent on store location and commodity pricing.

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

Eco LVL Beam

Eco LVL Beams are stronger and lighter than traditional solid lumber beams and are protected against fire, mold and termites. The Eco LVL Beam psi is 24% higher than conventional glue-laminates. Eco Red Shield™ also controls moisture in the wood and prevents delamination and swelling due to rain or excess moisture.

Eco I Joist

The I beam joist is eco-friendly solution to large structural beams. The science is in the design and construction. Lighter and easier to work with, this product is also coated with Eco Red Shield providing protection against mold, mildew, fungus, decay, rot, termites and fire.

ECO RED SHIELD™
CERTIFIED TRUSS FACILITIES

The finest quality trusses available now being crafted with Eco Red Shield™ Protected Lumber in two quality controlled facilities. We strive to provide builders with high-quality - yet cost-effective products they can trust. Eco Red Shield™ Protected Trusses are protected from fire, mold, wood-rot and termites protection that only can be provided by Eco Red Shield™. Combine that with our design and engineering services, and builders have a powerful friend in Eco.

Eco Corbels

Exterior details built with raw lumber are subjected to termites and fungus. Whereas Eco Red Shield™ exterior details are protected and ready for paint. All standard and custom exterior corbels can be coated with Eco Red Shield™ - which eliminates the need for primer and protects the wood against fire, mold, wood-rot and termites.

Eco Trim

Laminated Eco Trim is protected on all six sides and available in Ecob’s protective coating providing a nearly impenetrable barrier against moisture, fire, mold, wood-rot and insect attack. It also offers an ultra-smooth surface for painting and a clean, finished look that builders and homeowners desire.

Eco Coated LVL Studs

The sustainable alternative to traditional studs but with added protection of Eco Red Shield™ on all six sides of the board, as well as solids that are locked into the lumber to control moisture and protect against fire, mold and termites.

Calvert Curved Beams

Custom structural beams available in Eco Clear ShieldTM – designed specifically for staining and to highlight the wood’s natural beauty and character.

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

Markets

Eco Building Products are marketed through comprehensive labor and material packages to residential builders and retailers as well as distributed internationally for offshore housing projects. Eco Red Shield™ can be applied to all wood substrates on the entire structure prior to construction preserving the wood’s structural qualities, while only adding an estimated 10% to 20% to the cost of building materials.

In addition to providing dimensional lumber and Engineered Wood Products coated with Eco Red Shield™, Ecob has undertaken a number of projects that employ this coating, including Eco Shelters and Eco Home developments for use in regions overcoming natural disasters or to meet the demand for sustainable housing in many emerging countries around the world. These international projects have taken longer time to materialize than anticipated. The Company engaged in a pilot program with The Home Depot to test market Eco Red Shield lumber products on the shelf for sale in a limited market of fourteen stores. Additionally the Company has trained and launched several stores to accept Special Order sales for Eco Red Shield coated lumber products. Coupled with this concentrated effort the Company has focused on the rebuilding opportunity in the northeastern coast of the USA as a result of the 2012 super storm Sandy. Eco Red Shield has been well received as an “Advanced Framing Lumber” alternative to traditional lumber products, and the Company expects to gain significant market share in the rebuilding efforts of this region.

In early 2011, Canada’s softwood lumber exports to China exceeded U.S. exports for the first time. In May 2011, British Columbia exported $122 million of softwood lumber versus the U.S., which shipped $119 million (Source: British Columbia’s Ministry of Jobs, Tourism, and Innovation, July 17, 2011). In fact, Canada’s lumber exports to China have increased 700% since 2008 (Source: Business Insider Inc. [www.businessinsider.com], February 22, 2011).

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

The company has invested a significant amount of resources aimed at continually improving the Eco Red Shield product line with R&D and technical market acceptance. Through the use of independent wood scientists employed by the company, we have successfully lobbied with the International Code Commission (ICC) to create an acceptance criteria (AC) defining a market space in the building codes for a topical borate treatment for wood members. On June 20th, 2011 the ICC adopted, by unanimous vote, a new Acceptance Criteria for Liquid Borate Fungal Decay and Termite-resistant Treatment Applied to Wood Members, AC433-0611-R1. This acceptance criteria was subsequently updated in June of 2012 to include structural wood fiber testing and was adopted into the 2012 Uniform Building Code (UBC). Eco Red Shield successfully achieved building code acceptance as deemed by the International Code Commission (ICC-ES) meeting the requirements as set forth by AC433, resulting in the issuance of an Engineering Services Report ESR-3255 on July 2nd, 2012. The evaluation report (ESR-3255) from ICC Evaluation Service (ICC-ES), provided evidence that Eco Red Shield protection against Wood Ingesting Organisms including Formosan Termites and Wood-Rot Decay now meets building code requirements. Additionally, the product provides value added protection from Mold and Fire Inhibition. Building officials, architects, contractors, specifiers, designers and others utilize ICC-ES Evaluation Reports to provide a basis for using or approving Eco Red Shield coated lumber products in construction projects under the “AC433” Acceptance Criteria. The creation of a building code (AC433) and the subsequent ESR-3255, addresses a key element (Termite Protection – Wood Rot/Decay) in the wood protection offered by Eco Building products and has started to open up significant market opportunities. Eco Red Shield lumber products now meet industry standard Use Categories UC1, UC2 and UC3a as defined by the AWPA guidelines for usage of treated lumber. These use categories define the product use for above ground, (anchored to concrete not exposed to constant wetting) which is the most common use for sill plates and exterior decking. The Company has engaged Timer Products Inspection (TPI) as the third party factory Quality Control auditing company. Eco Red Shield is now successfully qualified to produce code approved lumber products in seven locations across the country. Having the ability to stamp/label the lumber with the equivalence to traditionally marketed pressure treated lumber has now opened up enormous opportunities in the supply chain, and not limited to, Big Box Retailers, national homebuilding supply companies, wholesalers and manufacturers. The pressure-treatment industry generates roughly $4 billion annually (Source: CBS News, February 11, 2009). Approximately 65% of the treated wood components sold annually fall into the UC1, UC2 and UC3a & b use categories opening up significant opportunities for Eco Red Shield products as a direct substitute or competitive product. Having achieved an ESR designation as defined by the ICC-ES process allows for product recognition by every building official across the United States as well as over 220 countries worldwide. (Source: www.iccsafe.org) More recently the Company has experienced a technical hurdle in the submission of a yearly test results to the ICC-ES for renewal of the ESR3255 report which has resulted in the suspension of our certification. The Company expects to overcome this hurdle and reinstate our certifications. 90% of the wood coated and shipped by the Company and affiliates do not require, or have been labeled for use as stated by the ESR, therefore the current suspension has not had a dramatic impact on revenue opportunities.

ECOB treated wood products are available across the nation. Although, single family housing starts have dropped to just above 400,000 units for 2011, Source: NAHB/Wells Fargo Housing Market Index. U.S. Census Bureau. The company has been successful with production home builders encouraging the utilization of ECOB lumber products. This past year has seen a rebound in the housing market and more significant in the multi-family, multi-story building projects. Marketing of Eco Red Shield through the value added package of E Build & Truss division has increased. On or about April 15, 2013 management made a decision to wind down the vertical labor portion of its business plan and start to relinquish all labor contracts. This part of our business plan was very successful creating product awareness as a vehicle to get Eco Red Shield vertical on several job sites. This was our plan as we knew the only way the national supply chain would recognize Eco Red Shield protected lumber was to take it vertical on every job E Build & Truss executed. Albeit part of our plan it was an impediment on our cash flow, our current move to relinquish all labor contracts has successfully transitioned the Company into the supply chain allowing the Company to focus on growing direct lumber sales and coating service business, thereby preserving capital requirements.

This past period the Company has engaged with QAI Laboratories, a similar consumer rating and product monitoring agency as Underwriters Laboratories (UL), to certify the coating process and provide a listing for the fire efficacy of Eco Red Shield treated lumber products. On September 4th, 2012 the Company successfully achieved QAI Laboratories (QAI) listing B1053-1, providing evidence that Eco Red Shield’s fire protection qualities now meet building code requirements for Class “A”, structural one-hour rated, flammability performance on Green Douglas Fir solid sawn lumber, making Eco Red Shield protected lumber equivalent to the traditionally accepted fire retardant treated wood (FRTW) for interior use. Achieving the QAI listing for flame spread properties renders Eco Red Shield protection applied to solid sawn Green Douglas Fir lumber the first topical wood treatment of its kind for interior Class “A” flammability, Wood Ingesting Organisms including Formosan Termites and Wood‐Rot Decay to meet building code requirements. Building officials, architects, contractors, specifiers, designers and others utilize QAI listings and product labeling to provide a basis for using or approving Eco Red Shield coated lumber products in construction projects under the International Building Code. The Company will continue to qualify other species and panel products for similar ratings. The Company has also submitted for and received acceptance for Eco Red Shield approval in Hawaii and the City of Los Angeles to achieve the issuance of an LA Research Report. The Company recognizes the value of the certifications to prove quality controls and efficacy of our coating process. The marketing of Eco Red Shield as an “Advance Framing Lumber” or “Technically Advanced Building Material” are not sold or marketed into code required application for the majority of the markets, or intended use and all products sold for code compliance are labeled per specification. The building code compliant traditional treating industry comprises an estimated six to seven percent of the overall wood market. Eco Red Shield is targeting the non-code applications offering affordable value to all wood framed construction comprising the other approximate ninety four percent of the available market.

ECOB is now confident that it possesses the first ever certified topical wood treatment in the industry for all the attributes of protection. To date the industry never had available a product like Eco Red Shield providing an approved treatment that combines, wood-rot decay, Formosan termite protection and Class A structural fire ratings on a few substrates with the value added benefits of mold inhibition. The topical application provides for a lower cost manufacturing process than traditional pressure methods allowing the company to maintain greater margins offering a superior product for similar or lower costs than traditional market competition. This has created great opportunities for the Company to offer a superior product to retailers at a lower cost allowing the retailers to achieve greater margins for similar/equivalent shelf space thus opening up a wood coating revenue stream for the approximate ninety four percent of lumber sales that never before had this opportunity.

The Company is now in the process of crossing the chasm into the main stream market with Eco Red Shield treated lumber products. Albeit we are receiving demand from many sectors of the market, we are cautiously approaching the supply chain to make sure we are able to maintain margins, provide a competitively priced product and blend into the supply chain the most cost effective way. The Company is aware of the fact that it will have to create or form alliances with existing manufacturers, wholesalers and or distribution companies in order achieve this goal. Management is making every effort to insure proper decisions are being made, the right partnerships are erected as they are hard to unwind later. The Company continues to bid and negotiate the supply of housing in the emerging economies around the world. We continue to actively pursue this business with the expectations of bringing Eco Red Shield treated lumber products to the world as an “Advance Framing Lumber” and/or “Technically Advanced Building Material”.

The Company has faced many challenges over the past year. Management is confident that with all of the product certification achievements, coupled with an improving housing market in the USA, and the industry acceptance of Eco Red Shield as a viable competitive product, we will start to earn a percentage of the total wood production as a function of our sales model. The Company has concentrated efforts in offering “Advance Framing Lumber” in and around the Sandy rebuild effort and continues to strive towards the completion of a successful pilot program with The Home Depot. We continue to face financial challenges in the up-coming year however market acceptance of our product will create the sales revenue to allow the Company the ability to experience continued growth.

On or about July 22, 2013, the Company (ECOB) engaged The Home Depot (HD) in a pilot program supported by a foursome of Supplier Buying Agreements (SBAs). The SBAs as established between ECOB and HD outlined the business relationship to commence in the areas of direct to distribution, direct to store, special order sales and e-commerce. Effective immediately, the SBAs provided the opportunity for ECOB, for the first time in Company history, position for retail sales, its flagship product Eco Red Shield protected lumber on the shelves of North America’s largest lumber retail outlet, The Home Depot. Upon the rollout of the pilot program, Eco Red Shield was immediately made available on the shelf, in the form of six SKUs, for retail sales in nine (9) stores in the New York, New Jersey and Philadelphia metro areas. The six SKUs rounding out the product assortment included a selection of dimensional and panel lumber products coated with ECOB’s proprietary Eco Red Shield protective coating. Also of importance in this pilot program was the channel opportunity for special order sales. Each of the initial nine stores in the pilot program were also activated in the special order sales program, enabling The Home Depot to market and make available to its vast customer base, a new way of doing business, ultimately supporting The Home Depot’s desire to increase contractor sales. Throughout the progression of the pilot program, stores not initially selected for inclusion were soon activated. This expansion provided three (3) more locations in the northeastern US for both in-stock and special order sales, and an additional twenty-seven (27) stores exclusive in the special order sales program in both the northeastern US and in Southern California markets. The Company treated the in store material at the Salem, Oregon facility and utilizes the newly expanded New Jersey facility to facilitate all just in time special orders. In summary, ECOB is conducting its retail business with The Home Depot in a total of thirty-nine (39) locations across the United States. The Eco Red Shield pilot program evaluation anniversary is on or about the 22nd of October 2013, at which time ECOB management and The Home Depot will meet to discuss strategy and future plans in the realm of retail business with respect to Eco Red Shield protected lumber.

Patents: The Company currently has a patent pending filing in the USA and Canada. Our patent pending Pub file no in USA: 2012/0121809 A1 in Canada our application no: 2,757,126 – The title of our patent pending is as follows: FORMULATION AND PROCESS FOR TREATING WOOD SUBSTRATES. Currently the Company has received examiner comments and will continue to prove unique art exists in our process.

Trademarks: The Company has not filed formally for any trademarks at this time.

Licensing: The Company has a licensing agreement with Newstar Chemical for the rights to use AF21 fire inhibitor in North America and distribution rights worldwide. This contract is filed in our 10K section 13 Purchase, Distribution & Services Agreement #2.

Franchises: We have four affiliates that are approved to produce our Eco Red Shield product in various locations around the USA. Two of these four have a formal agreement in place the others just purchase chemical concentrates and adhere to our quality control program. Revenues that are generated from our affiliates are booked as chemical sales. The Company has also developed an affiliate coating program that allows lumber companies to coat commodity lumber at their facilities contingent upon their stocking the Company’s inventory and supporting the Company’s products.

Competitive Advantages

ECOB products have a distinct advantage over non-treated lumber products in that it resists mold, rot, decay, termites and fire. Beyond those clear advantages, ECO products have environmental implications as well.

GREENGUARD Gold (Formerly Children & Schoolssm) certified.

Termite infestation, mold and wood rot:

New trees must be sacrificed to save/remediate existing structures

Fumigation is the primary recourse for termites; the process is dirty, toxic to the atmosphere and occupants.

Mold has the potential to cause serious health problems and contribute to unhealthy interior air environments.

Approximately ninety four percent of the wood market currently does not employ any protection. This represents the Company’s major market opportunity for significant growth.

Eco Red Shield is now an approved product for Wood-Rot Decay, Formosan Termites and Class “A” fire protection, on some substrates, never before combined in a single approved application. Additionally Eco Red Shield provides mold protection.

Eco Red Shield is approved to be applied to the entire super structure of a home, traditional pressure treatments are typically not used in vertical load bearing applications or on engineered wood products.

Fire protection for wood framed buildings everyone can afford.

Reduce the risk of losing homes and commercial properties to fire; and

Protect life and property

Coating technology:

Prior industry methods of incising or pressure treatment modify structural values; and

Lower cost application technology provides for lower cost end-use product

It is our belief, based upon our experience in the eco-friendly construction industry, that the use of ECOB products will increase the sustainability of our forests by creating a life-long wood product that will reduce fiber consumption.

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

Competition

We believe that our coatings and coated wood products are positioned to capture significant market share of the current non-treated wood market. The treated wood market is a mature market with large established biocide and chemical manufacturers, functionally equivalent technologies and fierce competition. However, we appear to have a unique product with a combination mold, rot, decay, termite and fire inhibitor coating that meets HUD standards for above ground structural and sheathing wood components.

It is likely that competitors will field their own offerings, and a few already exist in partial or equivalent form, such as FrameGuard offered by Arch/Lonza Chemical and Nature Wood offered by Osmose, Inc. However, these are chemical companies that sell to independent wood treaters and lumberyards. The unique position of ECOB is to provide protection to the wood framing components that never before employed any such protection. Being able to offer the treatment at a reasonable cost value proposition will be an ECOB competitive advantage. ECOB’s vision is providing protection to the majority of wood framed structures that nobody, up until now, has paid attention to.

From time to time, we will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. There is no assurance that we will be successful in obtaining suitable investment, financing or purchase contracts for our products.

Employees

As of June 30, 2013, ECO had 21 full time employees consisting of Mr. Conboy, who is the Company’s Chief Executive Officer, Chief Financial Officer and sole director, Mr. Vuozzo, our Chief Technical Officer, 2 administrative, 1 engineering,1 Home Depot Manager, 1 marketing and sales, 14 production and production support personnel. We anticipate that we will expand the Board of Directors and hire additional key staff as operations develop in the areas of Chief Financial Officer, Vice President Sales and Marketing; research and development, administration and accounting, business development, operations, and sales and marketing.

We expect to continue to use contract labor, management consultants, attorneys, accountants, engineers, and other professionals as necessary to support our management and administrative requirements. The need for employees and their availability will be addressed on a continuing basis.

Construction of the Hampton Inn hotel in Mission Valley

On August 21, 2012, the Company was awarded the lumber and labor framing contract to build the Hampton Inn hotel located in Mission Valley. This five story project consists of 182 units, incorporating Eco Red Shield™ protection, located in Mission Valley, “Hotel Circle” San Diego, California. Currently this job has been completed and will receive a retention final payment in November 2013

AF21 Product, Purchase, Sales, Distribution & Service Agreement

On January 18, 2011, the Company entered into an AF21 Product, Purchase, Sales, Distribution & Service Agreement, (the “Agreement”), with Newstar Holding Pte Ltd, a Singapore Corporation, and Randall Hart, an Indonesian National, the inventors and owners of technical data and intellectual property for a protective coating in order to obtain an exclusive supply of the product, together with certain distribution, marketing and sales rights. The product is a non-toxic non-corrosive fire inhibitor. Pursuant to the Agreement, the Company guaranteed it will purchase a minimum of 650 totes, each tote consisting of 245-gallons of product, in the first two-year period. The Company is required to increase the minimum quantities in the third year to 842 totes. In the fourth year the Company is required to increase the minimum quantities to 1,264 totes. This fire inhibitor is a component of our Red Shield branded products which is an additional benefit to the basic Blue Shield branded products and can be added to our Clear shield products. Loss of this component would impact sales of Eco Red Shield branded products until a suitable replacement could be secured or developed internally. The Company is in contact with principles of New Star Holdings and discussing minimum purchase quantities to meet current and future demands.

Product Sales

The Company had product sales revenue of $1,151,995, $1,189,004 and $1,000,000 to three customers, representing 22%, 23% and 19% of total sales for year ended June 30, 2013, respectively. No long term fixed contracts control any future sales to these customers; each project is bid and granted individually.

Governmental Regulation

The use of assets and/or conduct of business that we are pursuing will be subject to environmental, public health and safety, land use, trade, EPA and other governmental regulations, as well as state and/or local taxation. The finished goods product offered by the Company, Eco Red Shield, falls into the “Treated Article Exemption 40 CFR 152.25(a) as stated by the EPA. The company has taken all necessary steps including legal review of all claims made to assure strict compliance for product claims meeting the treated article exemption. Furthermore, compliance with product labeling of all constituents employed in the manufacturing have been reviewed by third party consultants to insure proper use as specified by product manufacturers is in strict compliance with local, state and federal regulations as represented by original manufacturer or supplier published materials. In acquiring and/or developing businesses in the wood treatment industry, management will endeavor to ascertain, to the extent possible due to its current limited resources, the effects of such government regulation on our prospective business. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of all potential government regulation. Additionally, ECOB complies with Rules and Regulations of the Securities and Exchange Commission.

Manhattan Resources Limited

On February 14, 2011, Eco Building Products, Inc., formerly EcoBlu Products Inc. (“Eco”) entered into an investment agreement (the “Investment Agreement”) with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL (the “Investment Agreement”). On February 14, 2011, Eco also entered into a revolving credit and warrant purchase agreement (the “Credit and Warrant Agreement”) with MRL. Agreements, securities, and obligations also were confirmed with SLM Holding PTE, Ltd. (SLM) a wholly owned subsidiary of MRL, and Swanny Sujanty, an individual, including transfer of 9,500,000 shares of restricted stock from Steve Conboy, the CEO of Eco, to Swanny Sujanty. Copies of these above agreements (the “Past Agreements”) and their terms were disclosed under the Eco Form 8-K filling on February 16, 2011. Herein “MRL” includes MRL, LTK, SLM, and Swanny Sujanty, considered affiliates to MRL by Eco. At various points, the past year, Eco, offered MRL for MRL and affiliates, an arrangement whereby all their interests in Eco and all obligations of Eco to any of them would be exchanged for a promise to make a future buyout payment. On July 9, 2012 lawyers for Eco advised Eco that the aspect of the Offer, below, and the communication that an agreement was reached is legal grounds, subject to potential judicial determination, supporting Eco’s conclusion that MRL has agreed to Eco’s offer including selling all interests back to Eco for promise of a future payment, as stated below. If judicial action was taken, Eco may or may not be successful. Previously, on June 13, 2012, Eco was advised that MRL had accepted Eco’s Offer.

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

On or about September 7, 2012, a law firm claiming to represent MRL supplied a letter to Eco. On September 19, 2012 Eco obtained the advice of litigation counsel which, after review and consultation, ECO concluded to the effect that the letter is material, notwithstanding current or recently past communications impacting upon the veracity of the contents of the letter, or the intention of the letter. The contents of the letter include statements advising Eco that Eco is in breach of the Revolving Credit and Warrant Purchase Agreement referenced above (“Revolving Agreement”), and the Investment Agreement dated February 14, 2011 referenced above. It is not clear if that law firm (the firm that sent the letter) also represents the other parties noted in the agreements other than MRL. The letter claims the transactions, previously reported, by Eco relating to the Purchase Agreement and granting of a security interest, August 13, 2012, per the previously filed Form 8K of Eco August 22, 2012, was a breach of various provisions of the agreements relating to MRL, they (MRL) will enforce their rights, and reserve rights, and that an Event of Default has happened under Section 6(a) of Revolving Agreement, in that Eco failed to pay the $5,000,000 allegedly due. The same claims of default as to interest, and that they do not agree that MRL agreed to forebear from individually enforcing rights or remedies. Eco takes the position that an agreement, altering the rights of MRL and related others, was previously offered and accepted and that it means that MRL and noted affiliates surrendered to Eco rights and interests in Eco and no longer can claim they own securities in Eco, and this was in exchange for Eco supplying the concurrent promise to pay the sum of $10,500,000 by June 13, 2014; that the securities held by MRL and affiliates are or should be deemed cancelled or retired; and that Eco is willing to negotiate and entertain, though not obligated, repaying the sum with interest, as well as any “amendment” or terms for orderly procedures of the parties. This would mean that Eco also believes the Past Agreements no longer apply. Eco is now seeking the advice of counsel and has believes that MRL is open to settle and resolve the differences and demands of MRL communicated to Eco and while it plans to vigorously defend and protect its interests, it also continues to express the interest to reach an amicable resolution with MRL. No assurance can be given that Eco will be successful in the resolution, if possible, of such claims.

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

On May 31, 2013, The Company (“ECOB”) entered into a Securities Settlement Agreement (the “Agreement”) with Redwood Management, LLC (“Redwood”). Terms of the Agreement are as set out below:

1) The Principal value of the note is Five Million Dollars ($5,000,000.00) with an annual interest rate of 12%. The term of the agreement is twelve months. Description of Debt: See above Debt Assumption and Equity Cancellation Agreement Dated May 31, 2013.

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

Alpha Capital Anstalt

Alpha Capital Anstalt initiated an action against Eco Building Products, Inc., Eco Building and Trust, Inc. and Seattle Exchange Coffee on or about May 14, 2013, in the United States District Court, Southern District of New York. The suit seeks $1,080,000. Plaintiff alleges Eco Building sold a debenture in the principal amount of $1,080,000 to Alpha and that Eco Building failed to pay off the debenture on the maturity date. On or about June 7, 2013 a settlement to the above mentioned action from Alpha Capital Anstalt was agreed upon by all parties involved. The agreement settles the dispute in full providing for final payment only to Alpha Capital Anstalt and a dismissal of the action in the United States District Court, Southern District of New York

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 1A.	Risk Factors

This information is not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

This information is not required for smaller reporting companies.

Item 2.	Properties

We maintain our official US address of record at 909 West Vista Way, Vista, CA 92083. We do not own any properties and at this time have no agreements to acquire any properties.

The Company maintains several facilities of operation. The following locations are currently leased and in effect.

Real Estate Lease – Vista, California
Real Estate Lease – Colton, California
Real Estate Lease – Oceanside, California (Truss MFG Facility)
Real Estate Lease – Salem, Oregon
Real Estate Lease – Fair Lawn, New Jersey (Leased August 1, 2013)

Item 3.	Legal Proceedings

Except as disclosed below, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On August 23, 2010, the Company filed a legal action in The Superior Court San Diego, County of San Diego, Case # 37-2010-00058482-CU-MC-NC, against Bluwood USA, Inc., for failure of perform pursuant to the Purchase, Distribution and Services Agreement in the delivery of chemical product and protection of sales territory. A variety of defendants have been added to the case and a variety of claims apply. The case is presently in the discovery phase. The Company is making numerous claims and the Defendants are countering with others centering on a variety of legal claims like breach of contract, fraud, lack of performance, and others. This case has been sent to arbitration and a portion of the case has been stayed in court. The Company is seeking relief in the amount of approximately $20,000,000 and other relief. The arbitration panel has been selected and approved. On November 28, 2010, Bluwood USA filed a demand for arbitration with the American Arbitration Association asserting claims against Eco for breach of the same Purchase, Distribution and Services Agreement. On January 5, 2011, Eco filed an amended complaint in the California Superior Court action naming as additional defendants, Edgefield Lumber Co., Mason McGowin, Bluwood International Corp. and Robert Seaman. On July 1, 2011, the California Superior Court action was stayed by Order of the Court and arbitration before the American Arbitration was compelled. On September 12, 2011, Eco filed claims in arbitration against Bluwood USA, Edgefield Lumber Co. and Mason McGowin. On or about February 18, 2013, the litigation between Eco, Bluwood USA, Edgefield Lumber Co. and Mason McGowin was resolved in a manner acceptable to each party and the California Superior Court action and the Arbitration proceedings were dismissed. The resolution shall not have any material effect on the Company’s financial positions. Any and all business relationships and issues which may have existed between the parties prior to this resolution have been terminated. Each party has put the disputes behind it and will concentrate on developing its respective businesses. The Company received a refund amount from the American Arbitration Association in the amount of 79,332 as a result of the above settlement.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the OTC Pink Market under the symbol “ECOB”. We expect to be quoted on the OTCQB upon the filing of this Annual Report on Form 10-K.

Price Range of Common Stock

The table below sets forth the high and low closing price per share of our common stock for each quarter of our last two years. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Quarter Ended	High	Low

June 30, 2013	$0.03	$0.01
March 31, 2013	$0.04	$0.01
December 31, 2012	$0.07	$0.03
September 30, 2012	$0.12	$0.05
June 30, 2012	$0.14	$0.07
March 31, 2012	$0.15	$0.07
December 31, 2011	$0.19	$0.11
September 30, 2011	$0.31	$0.16
June 30, 2011	$0.30	$0.08

Approximate Number of Equity Security Holders

At June 30, 2013, there were approximately 113 holders of record of our Common Stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

There are no warrants outstanding to purchase shares of our Common Stock subject to conditions and limitations.

There were no warrants issued during the year of 2013.

Item 6.	Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended June 30, 2013 and 2012 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Financial Condition and Results of Operations

Results of Operations for the Year end June 30, 2013 as Compared to the Year ended June 30, 2012

During fiscal year 2011, we adopted our wood coating chemistry process, Eco Red Shield. This change caused the company to expand into many areas such as research & development, revamp and adaptation of our production equipment, creation of product branding and marketing, increased sales efforts and significant efforts put forth towards building code acceptance of the newly created product. During this period of time, the Company sold the value added product with minimal margins in order to promote the acceptance of the product and creation of the product category within the industry. The company created the subsidiary named E Build & Truss as a vehicle to market product acceptance. This division is responsible to provide turn-key framing and fabrication of truss services to the homebuilding market. The Company has been successful obtaining significant contracts with several national homebuilders. Albeit these contracts provided the company with significant gross revenues, the margins in which the contracts were obtained is minimal. The contracts obtained with minimal margins provided the market with the perception of Eco Red Shield product acceptance. This is a key factor in the creation of the full framing package protection that Eco Red Shield coatings offer the homebuilding market. Once a homebuilder chooses to utilize our value added protection we found it very difficult for the homebuilder to switch back to raw lumber. This is evident from the fact we have completed several phases of master planned communities raising the price with E Build & Truss continually being awarded each subsequent release. The Company has determined that enough structures have been erected to prove product acceptance. During the month of April 2013, the Company made a decision to wind down the current projects and cease procurement of additional labor contracts. The objective to secure framing/labor contracts to market Eco Red Shield protection was successfully met. Winding down this portion of the business allowed the company to preserve capital and better manage cash flow. Additionally, the company was in negotiations with The Home Depot to embark on a pilot program to test market Eco Red Shield via in store inventory and special order programs. This effort was mainly focused around the devastated areas of the highly impacted super storm Sandy Hurricane rebuild. Eco Red Shield protection offers so many advantages to homebuilding/rebuilding and is considered to be a defensive measure for events such as hurricanes, fires and flooding. ECOB focused an enormous effort towards meeting The Home Depot’s requirements to maximize the opportunity put forth to test the consumer market for product acceptance. At this time the Company feels comfortable that Eco Red Shield has made significant impact in the acceptance of the market place. The pilot program with The Home Depot will conclude towards the end of October 2013 with anticipation of a possible follow-on program. Regardless, the Company is confident that Eco Red Shield protection offers so many attributes to all of the potential rebuilding opportunities that it seems as though in some ways the product was developed for this market. On July 2, 2012 the Company has been successful obtaining a building code approval, ESR-3255, for specific use of the Eco Red Shield technology for wood ingesting organisms including Formosan termites and wood-rot Decay. This milestone has created a competitive landscape for Eco Red Shield vs. industry standard practice for use of pressure treated lumber. The Company has paid the renewal fees to the ICC-ES for the continued use of our certifications. However the Company did fail to supply yearly testing data as per the requirements set forth by AC433 and the ICC-ES resulting in a temporary suspension of our certification. Currently the Company has paid the fees required to obtain the test data and is in process to supply the data to the ICC-ES for reinstatement of our ESR-3255. The traditional wood treating market has demonstrated resistance of market acceptance for Eco Red Shield technology as a competitive product or alternative. The Company views this resistance in a positive manner as this perception of competition is misplaced. Eco Red Shield technology was developed to provide protection for the entire super structure of wood framed construction not typically employed by traditional wood treatment process. The traditional treatment industry comprises approximately 6 to 7 percent of the entire industry. Eco Red Shield was developed to provide a low cost protection for the other 94 percent of the market currently not employing any protection for lumber products. The Company recognized this market segment as a greater opportunity than trying to compete with a smaller segment of the industry. Albeit our building code approvals allow Eco Red Shield to compete, very few of our sales target this market segment. We have positioned Eco Red Shield to be an Advanced Framing Material to service the much larger segment of traditional raw lumber products. The Company feels that the paradigm shift towards full framing protection has happened and the category within the industry has been created and will never go away. It is now time for Eco Building Products to capitalize on the opportunity in which we have fought so hard and successfully created.

Revenues and Cost of Sales - For the fiscal year ended June 30, 2013 we had total revenues of $5,220,121 from product and labor sales, as compared to $3,723,374 in revenues from product sales for the previous year Our cost of sales for the fiscal year ended June 30, 2013 and June 30, 2012 was $5,094,794 and $4,058,980, respectively. The gross profit for the fiscal year ended June 30, 2013 was $125,327. Our gross loss (cost of sales in excess of sales) for the fiscal year ended June 30, 2012 negative $335,606 was caused by writing off all of the obsolete and slow moving inventories which have accumulated for periods of time.

Operating Expenses - For the fiscal year ended June 30, 2013, our total operating expenses were $11,513,789 as compared to $9,254,740 for the fiscal year ended June 30, 2012. Included in our operating expenses for the fiscal year ended June 30, 2013 was compensation costs of $5,881,126 of which $1,112,266 was accrued and not paid. Moreover, $3,549,000 of the $5,881,126 compensation cost was related to the cancellation of 50.7 million unvested shares. Other significant operating costs we incurred during the year ended June 30, 2013 included research and development of $142,273, marketing of $378,488, rent of $888,442, other general and administrative costs of $2,744,135 and professional fees of $1,479,225.

For the fiscal year ended June 30, 2012, our total operating expenses were $9,254,740. Included in our operating expenses for the fiscal year ended June 30, 2012 was compensation costs of $4,471,865 of which $744,033 was accrued and not paid. Moreover, $1,687,000 of the $4,471,865 compensation cost was related to 24,100,000 shares of our common stock issued to the Company’s employees, officers and consultants during the year. Other significant operating costs we incurred during the year ended June 30, 2012 included research and development of $221,187, marketing of $119,724, rent of $647,775, other general and administrative costs of $1,486,521 and professional fees of $2,105,651 which included stock based compensation of $1,473,009. The $1,473,009 was the value assigned to the issuance of 14,496,397 shares of our common stock to the attorney for legal services.

Other Income (Expenses) - For the fiscal year ended June 30, 2013, total interest expense was $39,133,784, of the total interest expense $31,196,620 represents the initial interest expense on the value of the derivative (excess). The remaining interest expense included $2,087,244 write off of the outstanding prepaid loan fee in connection with the MRL $5.0 million line of credit, $1.8 million interest on the convertible notes, $562,000 accrued interest to Redwood Management, $401,000 interest to secured promissory note holders and $448,437 for the loss on modification of five of our convertible notes payable. The Company issued 5.0 million shares in order to offset a loan owed to a third party lender in prior years. The Company recognized $25,918,860 gain on derivative due to change in the fair value of the derivative liability for the fiscal year ended June 30, 2013.

For the fiscal year ended June 30, 2012 we had other expenses that included a ($420,002) loss on the modification of debt, and interest expense of ($1,181,282). The interest expense for the fiscal year ended June 30, 2012 included $940,662 amortization of loan fees related to the Company issued 50,000,000 warrants in exchange for the payment of the $ 3.0 million prepaid loan fees in connection with the MRL $5 million line of credit.

Liquidity and Capital Resources

On June 30, 2013, we had $38,719 in cash on hand. During the year ended June 30, 2013, net cash used in our operating activities amounted to $2,773,833. Net cash used during the same period for our investing activities totaled $27,785. During the same year, we received proceeds resulting in net cash from financing activities of $2,729,085 of which $100,000 was received from the issuance of common stocks and $2,068,453 was received from the issuance of third-party convertible notes.

On June 30, 2012, we had $111,251 in cash on hand. During the year ended June 30, 2012, net cash used in our operating activities amounted to $4,355,322. Net cash used during the same period for our investing activities totaled $462,926. During the same year, we received proceeds resulting in net cash from financing activities of $10,125,155 of which $5,000,000 was received through drawdown on the revolving facility (the “Loan Facility”), $2,024,882 was received through convertible notes and $1,184,750 was received from the cancellation of common stocks.

On February 14, 2011, Eco Building Products, Inc., formerly EcoBlu Products Inc. (“Eco”) entered into an investment agreement (the “Investment Agreement”) with Manhattan Resources Limited, a Singapore Corporation (“MRL”) and Dato’ Low Tuck Kwong (“LTK”), a controlling shareholder of MRL (the “Investment Agreement”). On February 14, 2011, Eco also entered into a revolving credit and warrant purchase agreement (the “Credit and Warrant Agreement”) with MRL. Agreements, securities, and obligations also were confirmed with SLM Holding PTE, Ltd. (SLM) a wholly owned subsidiary of MRL, and Swanny Sujanty, an individual, including transfer of 9,500,000 shares of restricted stock from Steve Conboy, the CEO of Eco, to Swanny Sujanty. Copies of these above agreements (the “Past Agreements”) and their terms were disclosed under the Eco Form 8-K filling on February 16, 2011. Herein “MRL” includes MRL, LTK, SLM, and Swanny Sujanty, considered affiliates to MRL by Eco. At various points, the past year, Eco, offered MRL for MRL and affiliates, an arrangement whereby all their interests in Eco and all obligations of Eco to any of them would be exchanged for a promise to make a future buyout payment. On July 9, 2012 lawyers for Eco advised Eco that the aspect of the Offer, below, and the communication that an agreement was reached is legal grounds, subject to potential judicial determination, supporting Eco’s conclusion that MRL has agreed to Eco’s offer including selling all interests back to Eco for promise of a future payment, as stated below. If judicial action was taken, Eco may or may not be successful. Previously, on June 13, 2012, Eco was actually in negotiation with MRL regarding the offer Eco presented to MRL.

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

On or about September 7, 2012, a law firm claiming to represent MRL supplied a letter to Eco. On September 19, 2012 Eco obtained the advice of litigation counsel which, after review and consultation, ECO concluded to the effect that the letter is material, notwithstanding current or recently past communications impacting upon the veracity of the contents of the letter, or the intention of the letter. The contents of the letter include statements advising Eco that Eco is in breach of the Revolving Credit and Warrant Purchase Agreement referenced above (“Revolving Agreement”), and the Investment Agreement dated February 14, 2011 referenced above. It is not clear if that law firm (the firm that sent the letter) also represents the other parties noted in the agreements other than MRL. The letter claims the transactions, previously reported, by Eco relating to the Purchase Agreement and granting of a security interest, August 13, 2012, per the previously filed Form 8K of Eco August 22, 2012, was a breach of various provisions of the agreements relating to MRL, they (MRL) will enforce their rights, and reserve rights, and that an Event of Default has happened under Section 6(a) of Revolving Agreement, in that Eco failed to pay the $5,000,000 allegedly due. The same claims of default as to interest, and that they do not agree that MRL agreed to forebear from individually enforcing rights or remedies. Eco takes the position that an agreement, altering the rights of MRL and related others, was previously offered and accepted and that it means that MRL and noted affiliates surrendered to Eco rights and interests in Eco and no longer can claim they own securities in Eco, and this was in exchange for Eco supplying the concurrent promise to pay the sum of $10,500,000 by June 13, 2014; that the securities held by MRL and affiliates are or should be deemed cancelled or retired; and that Eco is willing to negotiate and entertain, though not obligated, repaying the sum with interest, as well as any “amendment” or terms for orderly procedures of the parties. This would mean that Eco also believes the Past Agreements no longer apply. Eco is now seeking the advice of counsel and has believes that MRL is open to settle and resolve the differences and demands of MRL communicated to Eco and while it plans to vigorously defend and protect its interests, it also continues to express the interest to reach an amicable resolution with MRL. No assurance can be given that Eco will be successful in the resolution, if possible, of such claims.

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

On May 31, 2013, The Company (“ECOB”) entered into a Securities Settlement Agreement (the “Agreement”) with Redwood Management, LLC (“Redwood”). Terms of the Agreement are as set out below:

1) The Principal value of the note is Five Million Dollars ($5,000,000.00) with an annual interest rate of 12%. The term of the agreement is twelve months. Description of Debt: See above Debt Assumption and Equity Cancellation Agreement Dated May 31, 2013.

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

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has generated minimal operating revenues, losses from operations, significant cash used in operating activities, and is dependent upon its ability to obtain future financing and successful operations.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current operational expenses of approximately three hundred thousand dollars a month is required to continue to operate. This is achieved either through profit from sales; or by management seeking additional financing through the sale of its common stock, and/or through private placements the minimum operational expenses must be met in order to relive the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

ECO Building Products, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Eco Building Products, Inc.

We have audited the accompanying consolidated balance sheet of Eco Building Products, Inc. (the Company) as of June 30, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Eco Building Products, Inc. as of June 30, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
October 25, 2013

office 801.783.2950
fax 801.783.2960

www.sadlergibb.com | 2455 East Parleys Way Suite 320, Salt Lake City, UT 84109

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

As discussed in Note 15 to the financial statements, the Company has restated the consolidated financial statements for the fiscal year ended June 30, 2012 due to the change in the fair value of the stock issuance at the grant date and cancelation of 75% of the common stocks granted to the employees and offices on June 5, 2012. In addition, the Company has restated the debt discount on convertible notes issued in June 2012 by $2,603. Also the Company changed the description of subsequent events in connection with MRL activities and certain reclassification of balance sheet and statement of operation items to be consistent with generally accepted accounting principles.

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

/s/ Sam Kan & Company

Alameda, California
July 22, 2013

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30 2013	June 30 2012

ASSETS

CURRENT ASSETS
Cash	$38,719	$111,251
Accounts receivable, net of allowance for doubtful accounts of $152,143 and $18,727, respectively	208,376	666,223
Inventories, net of allowance for obsolete inventory or $47,264 and $674,348, respectively	782,138	922,646
Prepaid loan facility fee - related party	—	1,008,383
Prepaid expenses	8,797	7,297
Notes receivable - related party	106,669
Other current assets	7,100	7,100

Total current assets	1,151,799	2,722,900

PROPERTY AND EQUIPMENT, net	1,027,331	1,207,035

OTHER ASSETS
Intangible assets	—	16,325
Prepaid loan facility fee - related party	—	1,078,861

Total other assets	—	1,095,186

TOTAL ASSETS	$2,179,130	$5,025,121

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,348,747	$426,179
Payroll and taxes payable	2,501,005	1,594,848
Accrued interest - related party	—	181,217
Accrued interest	1,068,866	208
Other payables and accrued expenses	225,745	154,862
Deferred revenue	140,000	33,640
Derivative Liability	9,179,309	—
Convertible notes payable, net of debt discount	1,532,909	6,067
Current maturities of notes payable	8,278
Line of credit payable - related party	—	1,666,667
Loans payable - related party	509,151	201,480
Loans payable - other	1,303,136	44,500

Total current liabilities	17,817,146	4,309,668

LONG TERM LIABILITIES
Line of credit payable - related party	—	3,333,333
Notes payable, less current maturities	9,103	17,295

Total long term liabilities	9,103	3,350,628

TOTAL LIABILITIES	$17,826,249	$7,660,296

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 500,000,000 shares authorized, 499,221,857 and 240,261,669 shares issued and outstanding at June 30, 2013 and June 30, 2012	$499,222	$240,262
Treasury Stock	(53,899)	—
Additional paid-in capital	29,943,445	18,564,613
Accumulated deficit	(46,035,887)	(21,440,050)

Total stockholders’ deficit	(15,647,119)	(2,635,175)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,179,130	$5,025,121

See accompanying notes to consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2013	2012

REVENUE
Product sales	$3,610,991	$3,723,374
Labor sales	$1,609,130	$—

TOTAL REVENUE	$5,220,121	$3,723,374

COST OF SALES
Cost of sales - Product	3,790,155	4,058,980
Cost of sales - Labor	1,304,639

TOTAL COST OF SALES	$5,094,794	$4,058,980

GROSS PROFIT	125,327	(335,606)

OPERATING EXPENSES
Research and development	$142,373	221,187
Marketing	378,488	119,724
Compensation and related expenses	5,881,126	4,471,865
Rent - facilities	888,442	647,775
Professional and consulting fees	1,479,225	2,307,668
Other general and administrative expenses	2,744,135	1,486,521

Total operating expenses	11,513,789	9,254,740

LOSS FROM OPERATIONS	(11,388,462)	(9,590,346)

OTHER INCOME (EXPENSE)
Interest income	—	—
Interest expense	(39,087,908)	(1,181,282)
Gain (loss) on derivative	25,918,860	—
Loss on modification of debt	—	(420,002)
Other Income	(38,328)	17,747
	—	—
Total other income (expense)	(13,207,376)	(1,583,537)

LOSS BEFORE PROVISION FOR INCOME TAXES	(24,595,838)	(11,173,883)
	—	—

NET LOSS	$(24,595,838)	$(11,173,883)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	(0.07)	(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	335,848,567	188,505,763

See accompanying notes to consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended June 30,
	2013	2012

Cash flows from operating activities
Net Loss	$(24,595,838)	$(11,173,883)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization expense	206,730	171,536
Reserve for obsolete inventory	(47,264)	674,348
Amortization of debt discount	3,583,799
Loss on modification of debt	—	730,596
Bad debt expense	133,417	18,727
Amortization of prepaid loan fees	—	940,662
Common stock issuance for services	1,500,685	3,160,010
Common stock issuance for origination cost	504,485	—
Interest expense on value of derivative (excess discount)	31,196,620	—
Stock Based Compensation	3,549,000	56,700
Gain on change in derivative liability	(25,918,860)	—
Expense paid on behalf of the Company	2,877,253
Incremental charges on stock compensation expense between the fair value of the shares at the issuance date and the cash proceeds received from investors	—	142,500
Changes in assets and liabilities:
Accounts receivable	(966,920)	(233,462)
Inventory	187,772	(54,616)
Prepaid expenses	2,085,744	71,570
Intangibles	17,083	—
Other non current assets	—	(2,758)
Notes receivable	(106,669)	—
Accounts payable	922,569	(14,292)
Payroll and taxes payable	906,158	866,097
Deferred Revenue	106,360	(20,500)
Other payable and accrued expenses	70,893	130,226
Accrued interest	1,013,150	181,217

Net cash used by operating activities	(2,773,833)	(4,355,322)

Cash flows from investing activities
Purchase of property and equipment	(27,785)	(609,290)
Purchase of software licenses	—	(25,000)
Payments for equipment deposits - related party	—	188,447
Purchase of intangible assets	—	(17,083)

Net cash used by investing activities	(27,785)	(462,926)

Cash flows from financing activities
Proceeds from related party line of credit advances	—	5,000,000
Proceeds from short term notes payable	261,000	—
Proceeds from convertible notes payable	2,068,453	—
Proceeds from related party advances and notes	509,700	—
Proceeds from issuance of common stock	100,000	889,500
Repayments on notes payable - vehicles loan	(5,981)
Repayments on accrued interest	(2,058)
Repayments of notes payable - related party	(202,029)	(1,041,649)

Net cash provided by financing activities	2,729,085	4,847,851

Net change in cash and cash equivalent	(72,533)	29,603
Cash and cash equivalent at the beginning of year	111,251	81,648

Cash and cash equivalent at the end of year	$38,718	$111,251

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$2,058	$46,000

Supplemental disclosure of non-cash investing and financing activities:

Shares issued for conversion of notes payable	$5,837,223	$3,025,148

Third party financing for supplies repaid	$1,291,350	$—

Cancellation and retirement of common shares	$134,899	$—

Shares issued for conversion of accrued interest	$92,500	$—

See accompanying notes to consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT)
For Years Ended June 30, 2013 and 2012

	Common Stock		Treasury Stock

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balance, June 30, 2011	178,286,100	$178,286			$10,622,135	$(10,266,167)	$534,254
Issuance of common stock for cash	16,500,000	16,500			873,000	—	889,500
Incremental charges on stock compensation expense between the fair value of the shares at the issuance date and the cash proceeds received from investors					142,500		142,500
Issuance of common stock for settlement of debt	6,879,172	6,879			723,717	—	730,596
Issuance of common stock for legal services	14,496,397	14,496			1,458,513	—	1,473,009
Issuance of warrants for prepaid loan fee	—	—			3,025,148	—	3,025,148
Issuance of common stock for officers	15,500,000	15,500			1,069,500	—	1,085,000
Issuance of common stock for employees	1,400,000	1,400			96,600		98,000
Issuance of common stock for consultants	7,200,000	7,200			496,800	—	504,000
Compensation recognized on options grant		—			56,700		56,700
Net loss	—	—			—	(11,173,883)	(11,173,883)

Balance, June 30, 2012	240,261,669	$240,262			$18,564,613	$(21,440,050)	$(2,635,175)

Issuance of common stock for cash	2,000,000	2,000			98,000	—	100,000
Issuance of common stock for convertible notes	258,473,436	258,473			5,578,750	—	5,837,224
Issuance of common stock for professional and consulting services	28,150,000	28,150			1,472,535	—	1,500,685
Issuance of common stocks for interest	2,750,000	2,750			89,750	—	92,500
Issuance of common stocks for loan origination cost	8,086,752	8,087			496,398		504,485
Stock based compensation from common stocks grant	—	—			3,549,000	—	3,549,000
Retirement of common stocks	—	—	53,898,837	(53,899)	53,899	—	—
Cancellation of common stock	(40,500,000)	(40,500)	—	—	40,500	—	—
Net loss	—	—			—	(24,595,838)	(24,595,838)

Balance, June 30, 2013	499,221,857	$499,222	53,898,837	$(53,899)	$29,943,445	$(46,035,888)	$(15,647,119)

See accompanying notes to consolidated financial statements

Eco Building Products, Inc,
Footnotes to Consolidated Financial Statements, June 30, 2013

1.	Organization and Basis of Presentation

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

On May 31, 2011, the Company formed E Build & Truss, Inc. (“E Build”) on May 31, 2011 in the State of California. E Build was formed for the purpose of operating the Company’s Truss manufacturing activities. As of June 30, 2013, the Company has purchased equipment through this wholly owned subsidiary.

In December 2011, the Company formed Seattle Coffee Exchange (“Seattle”) in the State of California. Seattle is a coffee shop which is located in the 1st floor of the Company’s corporate headquarters in Vista, CA. This wholly-owned subsidiary has not started its operations as of June 30, 2013.

As of June 30, 2013, the Company owns 100% of E Build, Red Shield and Seattle

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $46,035,887, current year net loss of $24,595,838, recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current operational expenses of approximately three hundred thousand dollars a month is required to continue to operate. This is achieved either through profit from sales, obtaining additional financing through the sale of its common stock and/or through private placements, and trimming overhead expenses. The minimum operational expenses must be met in order to relieve the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Ecoblu Products, Inc. and its wholly owned subsidiary, Ecoblu Products, Inc. of Nevada, E Build & Truss, Inc. Red Shield Lumber, Inc., and Seattle Coffee Exchange. Intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable
Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages, information collected from individual customers related to past transaction history, credit-worthiness, changes in payments terms and current economic industry trends. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. The allowance for doubtful account was $152,143 and $18,727, respectively, as of June 30, 2013 and June 30, 2012.

Inventories

Inventories primarily consist of chemicals, labor and lumber and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value). Net realizable value is the respective inventory’s estimated selling price reduced by the cost of completion and disposal. The Company also evaluates its inventories in an ongoing basis based on the demand of its inventories. If the Company deemed that the inventories do not have demand, the Company reserves those slow moving inventories as obsolete inventories. As of the fiscal year ended June 30, 2013 and June 30, 2012, the Company wrote off $47,264 and $659,781 as obsolete inventory, respectively, recorded in cost of sales in the Consolidated Statements of Operations. The gross profit before the inventory obsolescence write off of $47,264 would have been $172,591 as of the fiscal year ended June 30, 2013. The gross profit before the inventory obsolescence write off of $659,781 would have been $278,295 as of the fiscal year ended June 30, 2012.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. Accordingly, as of the fiscal years ended June 30, 2013 and 2012, the Company impairment expense of $37,908 and $0, respectively.

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had 672,009,634 potentially dilutive shares at June 30, 2013. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

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

Derivative Financial Instruments

Derivative financial instruments, as defined in ASC 815, ”Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

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

The Company estimates the fair values of derivative financial instruments using the Black-Scholes option valuation technique. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates (such as volatility, estimated life and interest rates) that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes.

The Company recorded derivative liability of $9,179,309 and $0 and a gain of $25,918,860 and $0 on derivative valuation for the years ended June 30, 2013 and 2012, respectively.

Revenue Recognition and Concentration Risk

The Company records revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the prices for the services performed and the collectability of those amounts.

The Company generally recognizes revenue from product sales, including equipment, at the time product is shipped and title passes to the customer assuming all the other revenue recognition criteria stated above are satisfied. Contract revenue where labor services are performed is generally recognized when the labor services are performed assuming all the other revenue recognition criteria stated above is satisfied. Sales are recorded net of any applicable sales tax.

The Company had product sales revenue of $1,151,995, $1,189,004 and $1,000,000 to three customers, representing 22%, 23% and 19% of total sales for year ended June 30, 2013, respectively.

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

Research and Development Expenses

Research and development expenses, consist of expenses related to its wood coating process. It is charged to operations when incurred. We incurred $142,373 and $221,187 for the years ended June 30, 2013 and 2012, respectively.

Deferred revenue

The Company recorded deferred revenue for products or services that have been paid by the customers but the products have not been shipped or services have not been provided to the customers. The Company recorded $140,000 and $33,640 on deferred revenue for the fiscal year ended June 30, 2013 and June 30, 2012, respectively.

Advertising Cost
Advertising costs are charged to operations when incurred. During in the years ended June 30, 2013 and 2012 the Company incurred $378,488 and $119,724 respectively in advertising and promotion costs.

Shipping and Handling Costs

The Company classifies shipping and handling costs associated with the receipt of product as part of cost of sales as reflected in the statement of operations. The Company classifies costs associated with shipping product to customers as part of selling expense as reflected in the statement of operations.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740 “Income Taxes”. The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

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

Recent Accounting Pronouncements

Management believes the impact of recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Reclassification of Financial Statement Accounts
Certain amounts in the June 30, 2012 financial statements have been reclassified to conform to the presentation in the December 30, 2013 financial statements.

3.	Balance Sheet Components

Inventories

Inventories consisted of the following:

	For the year ended June 30,

	2013	2012

Chemicals	$108,820	$264,510
Lumber	673,318	658,136

Total	$782,138	$922,646

All of the Company’s inventories are pledged as collateral for the Company’s $1,500,000 Senior Secured Notes (see Note 6). In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated and untreated lumber.

Accrued Liabilities

As of June 30, 2013, the Company owed $1,388,739 in past due payroll taxes and accrued penalties. The Company has not yet filed the necessary payroll tax reports with the impacted taxing authorities. These amounts are recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at June 30, 2013, the Company owed $199,798 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.

As of June 30, 2012, the Company owed $850,815 in past due payroll taxes and accrued penalties. The Company has not yet filed the necessary payroll tax reports with the impacted taxing authorities. These amounts are recorded within payroll and taxes payable on the accompanying condensed consolidated balance sheet. Also at June 30, 2012, the Company owed $121,948 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.

4.	Prepaid Loan Fees

In September 2011, the Company issued 50,000,000 warrants in exchange for the payment of the $3.0 million prepaid loan fees in connection with the MRL $5 million line of credit (See Note 6). The $3,025,000 total prepaid loan fees were amortized using the straight line method over the three year terms of the underlying notes. As discussed in Note 6, line of credit was assumed and as a result, at June 30, 2013, the current and non-current prepaid loan facility fee was $0.

5.	Property and Equipment

Property and equipment consisted of the following:

	For the year ended June 30,

	2013	2012

Machinery and equipment (useful life of five to seven years)	$938,939	$629,721
Vehicles (useful life is three years)	65,991	33,896
Furniture (useful life of five years)	20,407	18,223
Software license
Computer equipment and software (useful life of three years)	151,638	74,582
Leasehold improvements (useful life of three years)	365,144	98,971

	1,542,119	855,393
Less accumulated depreciation	(514,788)	(111,870)

	$1,027,331	$743,523

Depreciation charged to operations for the fiscal year ended June 30, 2013 and 2012 amounted to $206,730 and $171,536, respectively. All of the Company’s property and equipment are pledged as collateral for the Company’s $1,500,000 Senior Secured Notes (see Note 6).

6.	Notes Payable

The following table summarizes the notes payable for the fiscal year ended June 30, 2013.

	As of June 30, 2013

Description	Short term	Long term

Convertible notes	1,532,909
Auto notes payable	$8,278	$9,103
Loan payable related party	509,151	—
Secured promissory notes	487,500
Loan payable - supplies financing	815,636
Total notes payable	$3,353,474	$9,103

	As of June 30, 2012

Description	Short term	Long term

Auto notes payable	$6,067	$17,295
Line of credit - MRL	1,666,667	3,333,333
Loan payable related party	201,480	—
Loan payable - other	44,500
Total notes payable	$1,918,714	$3,350,628

Moreover the following table summarizes the future minimum payment for 5-year commitments of the notes payable:

Principal

6/30/2014	$3,353,474
6/30/2015	7,585
6/30/2016	1,518
6/30/2017	—
6/30/2018	—
Thereafter	—

Total	$3,362,577

Following is further disclosure of each note payable.

Convertible Notes

During the fiscal year ended June 30, 2013, the Company issued convertible notes and the convertible notes can be converted to common stock in connection with raising equity and debt financing. However, during the fiscal year ended June 30, 2013, the Company’s number of potential common shares plus the number of actual common shares outstanding (“Committed Shares”) exceeded the number of common shares authorized to issue in accordance with ASC 815-40-19 “Contracts in Entity’s Own Equity”. The number of outstanding common shares plus the potential common share liability has exceeded the amount of authorized shares, therefore the Company has to employ ASC 815-40-19 (“ASC 815”) to value options issued for the potential liability associated with the convertible notes. The Company has estimated the fair value of the derivative financial instruments by using the Black-Scholes option valuation technique.

Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes. This liability represents the maximum amount management believes the Company would have been liable for if the Company were required to meet all of its committed share obligations.

During 2012, the Company entered into a convertible promissory note for $100,000, maturing in June 2013. During the fiscal year ended June 30, 2013 the Company issued an aggregate of $7,723,719 Convertible Promissory Notes to various creditors that mature from November 13, 2012 to June 10, 2014. The total of these notes, amounting to $7,823,719, are convertible into the Company’s common shares, at the holder’s option, at the conversion rates ranging from 30% to 70% of the market price (a 70% to 30% discount) of the conversion price equal to the lesser of (a) a “Fixed Price” ranging from $0.01 – $0.15 or (b) the lowest average or actual (range of) (3) three to (5) five trading prices of the (range of) 10 to 20 trading days immediately prior to the date of conversion.

The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model. Following are the ranges of inputs (or assumptions) the Company used to value the derivative liabilities at note issuances, conversion dates, and at year end:

(1) dividend yield of 0%
(2) expected volatility of 79.98% to 253.72%
(3) risk-free interest rate of .08% to 0.39%
(4) expected life of 20 days to 1 year, and
(5) estimated fair value of the Company’s common stock of $0.003 to $0.10 per share.

For all convertible notes described in the following pages the fair value of the resulting derivative liability at June 30, 2013 was $9,179,309, with corresponding discounts with an aggregate balance of $4,779,666 and corresponding amortization of debt discount (interest expense) of $3,583,799. Additionally, because the initial valuation of the derivative liabilities exceeded the face value of the convertible notes and the corresponding discounts, the Company recorded interest expense of $31,186,558, representing an expense for the value of the derivative over the discounts recorded. Lastly during the year, after conversions and/or valuation of the derivative liability at year end, the Company recorded a gain on derivative liability of $25,918,860, which represents the changes in the fair value of the derivative liability during the year.

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

On September 6, 2012, the Company was notified by MRL that it was in default of the Revolving Credit and Warrant Purchase Agreement and with a 45-day period to cure the default. In order to cure the default, the Company issued 4,412,517 common shares in the amount of $264,751 on October 25, 2012. Subsequently, MRL had rejected the shares as a form of payment and the company continued to accrue interest and is still in default of payment to MRL and, as a result, the Company reclassified the $5.0 million as current liability. The Company did not pay any interest on the current line of credit and accrued $444,028 interest expense on the $5,000,000 current loan facility from MRL.

On May 31, 2013, The Company entered into a Debt Assumption and Equity Cancellation Agreement (the “Agreement”) with Redwood Management, LLC (“Redwood”) and MRL. Terms of the Agreement are as set out below:

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

Assignment of $5,000,000 line of credit from MRL to Redwood as convertible note

As of the fiscal year ended June 30, 2013, the Company had a $5,000,000 balance on the convertible note assumed by Redwood and the debt discount was $4,561,644. The Company did not pay any interest on the line of credit from MRL before the loan was assumed by Redwood and turned into a convertible note. The convertible note entered into as a result of the debt assignment accrues interest at a rate of twelve percent (12%) per annum and is due May 29, 2014. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date. On the date the proceeds were received, the number of the Company’s authorized but unissued common shares were insufficient to meet all of the Company’s commitments for share issuances under the terms of its convertible notes, options and warrant agreements, thereby requiring liability accounting.

To account for the modification of this debt pursuant to the assignment, the Company measured the debt at fair value, pursuant to the derivative liability accounting described above. The Company recorded $28,676,540 in interest expense on the convertible note which represents the excess over the original debt discount of $5,000,000 from the valuation of the derivative liability. As of the fiscal year ended June 30, 2013, the Company had amortized $438,356 of the debt discount to interest expense, leaving $4,561,644 in unamortized debt discount at June 30, 2013. As of June 30, 2013, the Company recorded a derivative liability of $7,720,550 and corresponding gain on change in derivative liability $25,956,040.

As of June 30, 2013 and 2012, the balance on this line of credit was $5,000,000 and $5,000,000, respectively. The Company paid $0 and $46,000 in interest during 2013 and 2012, respectively leaving balances in accrued interest of $542,964 and $181,217 as of June 30, 2013 and 2012, respectively.

Convertible Notes - $1,080,000 Financing

On August 13, 2012, Eco Building Products, Inc., and subsidiaries entered into a Securities Purchase Agreement (the “Purchase Agreement”) wherein the Company agreed to privately issue and sell (the “Offering”) and the purchaser identified on the signature page to the Purchase Agreement (the “Purchaser”) agreed to purchase (i) $1 million, in the aggregate, of Original Issue Discount Senior Secured Convertible Debenture due on November 13, 2012 (the “Debenture”) and (ii) an aggregate of 3,500,000 shares (the “Shares”) of the Company’s common stock (the “Common Stock”). The closing of the Offering occurred on August 13, 2012 (“Original Issue Date”).

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

Upon any Event of Default (as defined in the Debenture), the outstanding principal amount of the Debenture, plus liquidated damages, interest and other amounts owing in respect thereof through the date of acceleration, shall become, at holder’s election, immediately due and payable in cash. Commencing after the occurrence of any Event of Default, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. The Company is also subject to certain non-financial covenants under the Debenture.

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

During the fiscal year ended June 30, 2013, the Company converted $833,000 convertible notes into 172,068,147 shares of common stock and the outstanding convertible notes as of June 30, 2013 was $247,000. As of fiscal year ended June 30, 2013, the Company had amortized the entire $1,080,000 of the debt discount to interest expense, leaving $0 in unamortized debt discount at fiscal year ended June 30, 2013. As of June 30, 2013, the derivative liability was $375,505 and recognized a loss of $759,442 on derivative liability. During the years ended June 30, 2013, the Company recorded $830,051 interest expense on the convertible note which was over the original debt discount from derivative liability.

Convertible Notes - $5,000 Financing

On June 13, 2013, the Company issued a 12% Convertible Note due December 13, 2013 (the “Note”) to an accredited investor pursuant to which the Company borrowed $5,000. The Note bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the fiscal year ended June 30, 2013, the Company accrued $29 of interest expense related to this Note. As of fiscal year ended June 30, 2013, the Company had amortized the $25 of the debt discount to interest expense, leaving $242 in unamortized debt discount at fiscal year ended June 30, 2013. As of the fiscal year ended June 30, 2013, the derivative liability was $7,031 and recognized a loss of $6,764 on derivative liability. The balance of this note payable at June 30, 2013 and 2012 was $5,000 and $0, respectively, and accrued interest of $29 and $0, respectively.

Convertible Notes - $50,000 Financing

On June 10, 2013, the Company issued a 12% Convertible Note due June 10, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $50,000. The Note matures one year from the date of issue, bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.025 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the fiscal year ended June 30, 2013, the Company accrued $362 of interest expense related to this Note. As of fiscal year ended June 30, 2013, the Company had amortized the $2,740 of the debt discount to interest expense, leaving $47,260 in unamortized debt discount at fiscal year ended June 30, 2013. As of the fiscal year ended June 30, 2013, the derivative liability was $77,290 and recognized a gain of $148,955 on derivative liability. During the years ended June 30, 2013, the Company recorded $176,245 interest expense on the convertible note which was over the original debt discount from derivative liability. The balance of this note payable at June 30, 2013 and 2012 was $50,000 and $0, respectively with accrued interest of $362 and $0, respectively.

Convertible Notes - $25,000 Financing

On June 13, 2013, the Company issued a 12% Convertible Note due December 28, 2013 (the “Note”) to an accredited investor pursuant to which the Company borrowed $25,000. The Note matures one year from the date of issue, bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.025 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the fiscal year ended June 30, 2013, the Company accrued $25 of interest expense related to this Note. As of fiscal year ended June 30, 2013, the Company had amortized the $273 of the debt discount to interest expense, leaving $24,727 in unamortized debt discount at fiscal year ended June 30, 2013. As of the fiscal year ended June 30, 2013, the derivative liability was $35,744 and recognized a loss of $7 on derivative liability. During the years ended June 30, 2013, the Company recorded $10,737 interest expense on the convertible note which was over the original debt discount from derivative liability. The balance of this note payable at June 30, 2013 and 2012 was $25,000 and $0, respectively, and accrued interest of $25 and $0, respectively.

Convertible Notes - $55,000 Financing

On July 13, 2012, the Company issued a 10% Convertible Note due March 1, 2013 (the “Note”) to an accredited investor pursuant to which the Company borrowed $55,000. The Note matures one year from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.15 (“Fixed Price”) and (b) 70% of the lowest daily VWAP occurring during the ten (10) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the fiscal year ended June 30, 2013, the investor converted $57,452; including $55,000 of principle and $2,452 of accrued interest payable into 2,471,670 shares of common stock for an ending balance at June 30, 2013 of $0. As of the fiscal year ended June 30, 2013, the Company accrued $0 of interest expense related to this Note. During the fiscal year ended June 30, 2013, the Company had amortized the entire $39,944 of the debt discount to interest expense, leaving $0 in unamortized debt discount at fiscal year ended June 30, 2013. As of the fiscal year ended June 30, 2013, the derivative liability was $0 and recognized a loss of $27,882 on derivative liability.

Convertible Note - $50,000 Financing

On September 26, 2012, the Company issued a 10% Convertible Note due June 1, 2013 (the “Note”) to an accredited investor pursuant to which the Company borrowed $50,000. The Note matures approximately 8 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.08 (“Fixed Price”) and (b) 70% of the lowest daily VWAP occurring during the ten (10) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the fiscal year ended June 30, 2013, the Company accrued $4,524 of interest expense related to this Note. As of fiscal year ended June 30, 2013, the Company had amortized the entire $36,892 of the debt discount to interest expense, leaving $0 in unamortized debt discount at fiscal year ended June 30, 2013. As of the fiscal year ended June 30, 2013, the derivative liability was $0 and recognized a loss of $337,796 on derivative liability. The balance of this note payable at June 30, 2013 and 2012 was $55,000 and $0, respectively.

Convertible Notes - $110,000 Financing

On May 20, 2013, the Company issued a 10% Convertible Note due January 1, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $110,000. The Note bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.01 (“Fixed Price”) and (b) 70% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the fiscal year ended June 30, 2013, the Company accrued $1,145 of interest expense related to this Note. As of fiscal year ended June 30, 2013, the Company had amortized the $24,374 of the debt discount to interest expense, leaving $85,626 in unamortized debt discount at fiscal year ended June 30, 2013. As of the fiscal year ended June 30, 2013, the derivative liability was $161,792 and recognized a gain of $841,431 on derivative liability. During the years ended June 30, 2013, the Company recorded $893,223 interest expense on the convertible note which was over the original debt discount from derivative liability. The balance of this note payable at June 30, 2013 and 2012 was $110,000 and $0, respectively.

Convertible Notes - $285,000 Financing

On December 10, 2012, the Company issued an 8% Convertible Note due June 10, 2013 and was extended till October 10, 2013 (the “Note”) to an accredited investor pursuant to which the Company borrowed $285,000. The Note bears interest of eight percent (8%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to a penalty of 5% of the then outstanding balance of the Note and increase in the interest rate to twenty two percent (22%) per annum. Starting on the 6 month anniversary of the Note issuance date, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to $0.06 subject to adjustment.

During the year ended June 30, 2013, the Company accrued $20,166 of interest expense related to this Note. As of fiscal year ended June 30, 2013, the Company had amortized the $158,783 of the debt discount to interest expense, leaving $60,167 in unamortized debt discount at fiscal year ended June 30, 2013. As of June 30, 2013, the derivative liability was $192,459 and recognized a loss of $24,574 on derivative liability. During 2013, the investor converted $67,893, including $51,581 of principle and $16,312 of accrued interest payable into 17,319,451 shares of common stock, leaving a balance of this note payable at June 30, 2013 and 2012 of $233,419 and $0, respectively, and accrued interest of $3,854 and $0, respectively.

Convertible Notes - $310,750 Financing

On January 15, 2013, the Company issued a 8% Convertible Note due March 15, 2013 and is currently in default (the “Note”) to an accredited investor pursuant to which the Company borrowed $310,750. The Note bears interest of eight percent (8%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to a penalty of 5% of the then outstanding balance of the Note and increase in the interest rate to twenty four percent (24%) per annum. The Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to $0.06 subject to adjustment.

During the fiscal year ended June 30, 2013, the Company accrued $27,372 of interest expense related to this Note. As June 30, 2013, the Company had amortized the entire $173,644 of the debt discount to interest expense, leaving $0 in unamortized debt discount as of June 30, 2013. As of June 30, 2013, the derivative liability was $294,472 and recognized a loss of $120,828 on derivative liability. The balance of this note payable at June 30, 2013 and 2012 was $310,750 and $0, respectively, and accrued interest of $27,372 and $0, respectively.

Convertible Notes - $100,000 Financing

On June 11, 2012, the Company issued a 4% Convertible Note due June 11, 2013 (the “Note”) to an accredited investor pursuant to which the Company borrowed $100,000. The Note bears interest of four percent (4%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to a penalty of 5% of the then outstanding balance of the Note and increase in the interest rate to fourteen percent (14%) per annum. Starting on the 6 month anniversary of the Note issuance date, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to 60% of the lower of i) the average of the 5 lowest closing bid prices for the previous 10 trading days; or ii) the closing bid price on the date the shares clear the investor’s broker dealer.

During the fiscal year ended June 30, 2013, the Company accrued $4,778 of interest expense related to this Note. As of fiscal year ended June 30, 2013, the Company had amortized the entire $90,939 of the debt discount to interest expense, leaving $0 in unamortized debt discount at fiscal year ended June 30, 2013. As of the fiscal year ended June 30, 2013, the derivative liability was $0 and recognized a gain of $431 on derivative liability. During the fiscal year ended June 30, 2013, the investor converted the entire $100,000 of this note plus $4,778 interest into 5,807,693 shares of common stock, leaving a balance of $0 and $100,000 on this note payable at June 30, 2013 and 2012, respectively.

Convertible Note - $429,729 Financing

On November 19, 2012, the Company issued a 6% Convertible Note due May 31, 2013 (the “Note”) to an accredited investor pursuant to which the Company borrowed $429,729. The Note matures approximately 9 months from the date of issue, bears interest of six percent (6%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to six percent (6%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.02 (“Fixed Price”) and (b) 60% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the fiscal year ended June 30, 2013, the Company accrued $18,287 in interest expense on the note. As of fiscal year ended June 30, 2013, the Company had amortized the entire $419,667 of the debt discount to interest expense, leaving $0 in unamortized debt discount at fiscal year ended June 30, 2013. During the year ended June 30, 2013, payments were made on behalf of the Company in the amount of $251,761 and the investor converted $71,564 of principle into 20,290,990 shares of common stock leaving a balance of this note payable at June 30, 2013 and 2012 was $106,405 and $0, respectively. As of the fiscal year ended June 30, 2013, the derivative liability was $91,232 and recognized a gain of $174,022 on derivative liability and the interest expense over debt original discount from derivative liability was $242,682.

Convertible Note - $220,000 Financing

On July 12, 2012, the Company issued a 10% Convertible Note due March 1, 2013 (the “Note”) to an accredited investor pursuant to which the Company borrowed $220,000. On February 25, 2013 the Note was extended until December 31, 2013. The Note matures approximately 7.5 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.15 (“Fixed Price”) and (b) 70% of the lowest daily VWAP occurring during the ten (10) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the fiscal year ended June 30, 2013, the Company recorded $17,535 in interest expense on the note. As of fiscal year ended June 30, 2013, the Company had amortized the entire $162,149 of the debt discount to interest expense, leaving $0 in unamortized debt discount at fiscal year ended June 30, 2013. During the fiscal year ended June 30, 2013, the investor converted $50,000 into 1,607,764 shares of common stock, leaving balance of this note payable at June 30, 2013 and 2012 of $170,000 and $0, respectively. As of the fiscal year ended June 30, 2013, the derivative liability was $154,615 and recognized a loss of $48,310 on derivative liability.

Convertible Note - $55,000 Financing

On September 26, 2012, the Company issued a 10% Convertible Note due June 1, 2013 (the “Note”) to an accredited investor pursuant to which the Company borrowed $55,000. The Note matures approximately 8 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.08 (“Fixed Price”) and (b) 70% of the lowest daily VWAP occurring during the ten (10) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the fiscal year ended June 30, 2013, the Company recorded $4,524 in interest expense on the note, respectively. As of fiscal year ended June 30, 2013, the Company had amortized the entire $36,892 of the debt discount to interest expense, leaving $0 in unamortized debt discount at fiscal year ended June 30, 2013. As of the fiscal year ended June 30, 2013, the derivative liability was $55,958 and recognized a loss of $19,066 on derivative liability. The balance of this note payable at June 30, 2013 and 2012 was $55,000 and $0, respectively.

The following is the summary of convertible notes payable as of the fiscal year ended June 30, 2013:

Balance as of June 30, 2012 (1)	$0

Additions from new convertible notes issued	2,659,479
Transfer of debt to convertible notes	5,064,240
Debt discount on convertible notes issued	(4,779,665)
Conversion of convertible notes - principal to common stocks (2)	(1,411,145)

Balance as of June 30, 2013	$1,532,909

(1) $100,000 convertible note, net of $100,000 discount = $0

(2) The Company converted principal and interest of $1,411,145 and $28,341, respectively to common stocks for the fiscal year ended on June 30, 2013.

Loan Payable – Other
Auto Notes Payable

The Company entered in an auto loan agreement on November 7, 2011 to purchase a Ford 150 pickup truck. The principal amount of the loan is $27,095 and the interest rate 9.99%. The loan will be matured on October 7, 2015. The Company is currently paying $690 auto payment per month. For the fiscal year ended June 30, 2013 and 2012, the balances of the auto loan were $8,278 and $6,067 (current maturities) and $9,103 and $17,295 (long-term potion), respectively.

Secured Promissory Notes

At June 30, 2012, the Company was indebted for $44,500 for amounts received in prior years for operating expenses in exchange for a secured promissory note from a third party entered into during 2010. This amount was due on demand and non-interest bearing. No payments were made on this note, leaving a balance of $44,500 at June 30, 2012, presented in Loans payable – other on the balance sheet.

During the year ended June 30, 2013, the Company received $328,000 in exchange for secured promissory notes from multiple additional third parties, between February and June 2013, maturing from due on demand to September 1, 2013, bearing interest ranging from 0% to 12%, with default interest ranging from 0% to 18% and $5,000 per week. As of June 30, 2013 and 2012, the balance of these notes are presented in Loans payable – other in the amount of $397,500 and accrued interest on these secured promissory notes was $315,567.

On April 1, 2013, the Company issued a non-interest bearing note (convertible 180 days after issuance) to the Company and due on October 15, 2013 to an accredited investor pursuant to which the Company borrowed $90,000. The $90,000 note included the $15,000 one-time set up fee. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Starting on the 6 month anniversary of the Note issuance date, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to $0.0035 subject to adjustment. As of June 30, 2013 and 2012, the balance of this note is presented in Loans payable – other in the amount of $90,000 and a balance of accrued interest on this promissory note was $0.

Loans payable - Supplies financing

On November 19, 2012 the company entered into a financing agreement with Gemini Finance Corp. “Gemni” in the amount of $383,400. The maturity date of the original note is February 18, 2013, due to the Companies customer delays the note was amended and restated into a convertible note for $429,729 (described above).

On January 9, 2013 the company entered into a financing agreement with Gemini in the amount of $234,223. The proceeds of the term loan were used to purchase inventory specifically related to a contract agreement with Cornerstone Communities, Veranza Phases 7, 8 &9. Payment was received from the builder in the amounts of $172,067 during March 2013.

On February 5, 2013 the company entered into a financing agreement with Gemini in the amount of $308,006. The proceeds of the term loan were used to purchase inventory specifically related to a contract agreement with Brookfield Homes, Phases 6, 7 & 24. The note carries a gross face value of $308,006 which includes a prepaid loan origination fee of $11,400. Payment was subsequently received from the builder in the amount of $383,202 during April 2013.

The total outstanding loan payable for supplies financing from Gemini is $815,636 and $0, with corresponding accrued interest of $129,542 as of June 30, 2013 and 2012, respectively.

Loan Payable – Related Party

At June 30, 2012, the Company had a non-interest bearing note payable due to its Chief Executive Officer who is also a Director and significant shareholder with a balance of $201,480. During 2013, the Company paid $202,029 and was further advanced $509,700, leaving a balance of $509,151 at June 30, 2013.

7.	Letter of Credit

In order to continue to gain market share in the lumber industry, on July 11, 2012, the company received a one hundred million ($100,000,000) dollar standby letter of credit from InsurFinancial Holdings Plc backed by Bank of China to support the major expansion in the Company’s core business. This facility credit support will last for four years and will not expire until December 4th, 2016.

Additionally, the agreement grants an option that allows InsurFinancial Holdings, Plc to convert their fee into an equity investment of up to five million ($5,000.000.00) dollars each year for the next four years. The option calls for the share price of the additional equity investment to be calculated at 120% of the three month trailing average of ECOB’s stock. The Company now has the availability of credit which should enhance credit support for the future liabilities incurred in the rapid expansion of the demand for its products. Subsequently the Company has not been successful to monetize or obtain a beneficial credit enhancement with vendors or customers or others, relating to the $100 million standby letter of credit (SBLC) with Bank of China or SBLC in several business transactions as it were intended to be useful for. The Company has not been successful utilizing SBLC to secure credit or raise cash, leaving us in a situation where we are unable to pay any fees relating to the SBLC and the Company has decided to proceed in a way to return the SBLC to the original assignor. The Company no longer has any obligations as stated in the original agreements as a result of the return of this financial instrument.

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

8.	Related Party Transactions

See Notes 6 and 10 for transactions with MRL significant shareholder. MRL was the significant shareholder prior to the fiscal year ended June 30, 2013. However, the Company entered into an agreement with MRL and Redwood in where Redwood agreed to assume the $5.0 million that the Company owed to MRL. Meanwhile, MRL also agreed to cancel 81 million common stocks invested in the Company 40.5 million upon execution of the agreement and the remainder upon final payment. MRL was still the significant shareholder of the Company as of the fiscal year ended June 30, 2013.

See also Note 6 for Loan payable – related party.

Employment Agreement – President and Chief Executive Officer
Effective April 1, 2011, the Company entered into an employment agreement with its President and Chief Executive Officer for a term of two years. Key provisions of the agreement includes

(a)	Annual salary of $300,000

(b)	Cash bonus of $300,000 in the event that gross sales for the fiscal year ending June 30, 2011 exceed $34,000,000, subject to certain limitations.

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

Accrued compensation due the president at June 30, 2013 totaled $575,510. Compensation charged to operations during the year ended June 30, 2013 on the option granted totaled $37,840.

Employment Agreement –Chief Technical Officer
Effective April 1, 2011, the Company entered into an employment agreement with its Chief Technical Officer for a term of two years. Key provisions of the agreement includes

(a)	Annual salary of $250,000

(b)	Cash bonus of $250,000 in the event that gross sales for the fiscal year ending June 30, 2011 exceed $34,000,000, subject to certain limitations.

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

Accrued compensation due the Chief Technical Officer at June 30, 2013 totaled $423,950. Compensation charged to operations during the year ended June 30, 2013 on the option granted totaled $18,920.

9.	Fair Value of Assets and Liabilities

Determination of Fair Value

The Company’s financial instruments consist of convertible notes payable, loans payable and a derivative liability. The Company believes all of the financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

The Company complies with the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

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

Level 3.          Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances and may include the Company’s own data.

Application of Valuation Hierarchy

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following is a description of the valuation methodology used to measure fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

Derivative and Warrant Liabilities. The Company assessed that the fair value of these liabilities using observable inputs described in level 2 above.

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

10.	Stockholders’ Deficit

Common Stock Issuances

During the year ended June 30, 2012, the Company issued a total of 112,675,569 shares of its common stock of which 16,500,000 shares were issued for cash for $1,032,000, 6,879,172 shares were issued for debt conversions of increments totaling $730,597 which are related to losses on debt modification. In addition, 14,496,397 shares valued at $1,473,009 were issued for legal services, 16,900,000 shares valued at $1,183,000 were issued for officers and employees’ compensation, 7,200,000 shares valued at $504,000 was issued to compensate consultants.

During the fiscal year ended June 30, 2013, the Company issued a total of 205,061,351 shares of its common stock of which 2,000,000 shares were issued for cash for $100,000, 8,086,752 shares valued at $504,485 were issued for loan origination fee to multiple third parties, 28,150,000 shares valued at $1,500,685 were issued for legal services, 258,473,436 shares valued at $5,837,224 were issued for the conversion of convertible notes, 2,750,000 shares valued at $92,500 were issued for interest.

In January 2012, the Board approved to grant 67.6 million common stocks to the employees and officers in 4 years. On June 5, 2012, the Company planned to issue 16.9 million shares (25% of 67.6 million) to the employees and officers mentioned above; however, the Transfer Agent made the mistake and issued 67.6 million shares to employees and officers. To correct this error, in accordance with ASC 718-10-35-2, during the year ended June 30, 2013, the Company cancelled 50.7 million shares and recorded an amount against stock option compensation expense in additional paid in capital.

Pursuant to the MRL line of credit assumption discussed in Note 6 above, the Company cancelled 40,500,000 shares.

Treasury Stock
On April 30, 2013, the Company retired 16,900,000 shares issued during 2012 (above) which were contributed to the Company for $0 which was recorded in capital at $0.001par value.

On May 15, 2013, the Company retired 36,998,837 fully vested shares issued to officers of the Company for $0 which was recorded in capital at $0.001 par value.

This resulted in 53,898,837 shares held in the Company treasury as of June 30, 2013.

Warrants

On April 28, 2011, the Company issued warrants pursuant to a consulting agreement to purchase 250,000 shares of the Company common of stock of which 100,000 shares have a purchase price per share of $0.15, 100,000 shares have a purchase price per share of $0.25, and 50,000 shares have a purchase price per share of $0.35. The warrants were valued at $14,925 using the Black-Scholes Option Model with a risk free interest of 0.61%, volatility of 171.46%, and trading price of $0.09 per share. The $14,925 is included in prepaid expense and is being amortized to operations over the two year term of the agreement. The 250,000 warrants have expired on April 28, 2013 and no warrant is outstanding for the fiscal year ended June 30, 2013.

In September 2011, the Company issued 50,000,000 warrants in exchange for the payment of the $3.0 million prepaid loan fees in connection with the MRL $5.0 million line of credit and the warrants are expired in 5 years. The $3,025,000 total prepaid loan fees were amortized using a multinomial method over the three year terms of the underlying notes. The $5.0 million line of credit was in default as of September 30, 2012 and the Company decided to issue shares to MRL to pay for the accrued interest owed to MRL on the $5.0 million line of credit. MRL has 45 days until November 5, 2012 to response and in December 2012, MRL replied to ECO that they rejected ECO’s proposal. As MRL rejected ECO’s proposal, the Company decided to write off the outstanding prepaid loan fee in connection with the MRL $5.0 million line of credit. For detail, please refer to Note 4, Prepaid loan fee of the notes to Consolidated Financial Statements. Moreover, in May 2013, MRL assigned the outstanding $5.0 million line of credit to Redwood and canceled the outstanding 50,000,000 warrants related to the $5.0 million line of credit. For detail, please refer to Note 6, Notes Payable of the notes to Consolidated Financial Statements.

The following is a schedule of warrants outstanding as of June 30, 2013:

	Warrants outstanding	Weighted average exercise price	Weighted average remaining life	Aggregate intrinsic value

Balance, June 30, 2011	250,000	0.23	0.83 Years	—

Warrants granted	50,000,000	0.01	4.00 Years
Warrants expired	—
Warrants canceled	—

Balance, June 30, 2012	50,250,000	$0.01	2.98 Years	$—

Warrants granted	—
Warrants expired	(250,000)
Warrants canceled	(50,000,000)

Balance, June 30, 2013	—			$—

Options

In April 2011, the Company granted options to its President to purchase 800,000 shares of its common stock and options to its Chief Technical Officer to purchase 400,000 shares of its common stock. The 1,200,000 options have an exercise price of $0.10 per share and expire in five years. The options were valued at $113,520 using the Black-Scholes Option Model with a risk free interest of 2.24%, volatility of 169.83%, and trading price of $0.10 per share. The $113,520 is being charged to operations over their two year vesting period. Compensation charged to operation for the years ended June 30, 2013 and June 30, 2012 on these options amounted to $56,760 and $56,760, respectively.

The following is a schedule of options outstanding as of June 30, 2013:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance, June 30, 2011	1,200,000	0.10	3.75 Years	—
Options granted				—
Options expired	—	—	—	—

Balance, June 30, 2012	1,200,000	$0.10	2.75 Years	$—

Options granted				—
Options cancellation	—	—	—	—

Balance, June 30, 2013	1,200,000	$0.10	1.75 Years	$—

As of June 30, 2013, 1,200,000 of the 1,200,000 options were fully vested.

11.	Income Taxes

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	June 30,

	2013	2012

Current expense – Benefit
Federal	$—	$—
State	—	—
Total current expense (benefit)	—	—

Deferred Benefit
Federal	$—	$—
State	—	—
Total deferred benefit	—	—

U.S statutory rate	34.00%	$34.00%
Permanent differences	43.00%	22.00%
Less valuation allowance and other	-48.3%	-56.00%
Effective tax rate	0.00%	0.00%

 The significant components of deferred tax assets and liabilities are as follows:

	June 30,

	2013	2012

Deferred tax assets
Bad debt reserve	$58,122	$6,367
Stock based compensation	2,873,290	1,244,299
Net operating losses	15,652,202	3,796,571
Inventories	245,287	229,278
Payroll and taxes payable	570,135	542,248
	19,399,237	5,818,763
Deferred tax liability
Accumulated depreciation	383,545	307,230
	383,545	307,230
Net deferred tax assets	19,013,890	5,511,533
Less valuation allowance	(19,013,890)	(5,511,533)
Deferred tax asset - net valuation allowance	$—	$—

 The Company has incurred operating losses of $46,035,887 which, if unutilized, will expire through to 2033. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

12.	Commitments and Contingencies

Lease commitments

Real Estate Lease – Vista, California
In June 2009, the Company entered into an agreement to lease warehouse and office facilities for three years subsequently extended for an additional five year term. Facilities include a 3,500 square foot building with a detached 1,200 square foot warehouse, retail showroom of 1,500 square feet and lumber yard of 1 acre. The details on the lease are as follows

1.	Base rentals - $13,704.50 per month.

2.	No Base rental increases are incorporated in lease modification..
3.	Company is responsible to pay its proportionate share of property taxes, insurance and common area maintenance – estimated at $875 per month
4.	Termination date – September 30, 2017
5.	Renewal Option – No
6.	Security Deposit - $5,500.

Rent expense related to this lease was $180,890 and $118,335 for the fiscal year ended June 30, 2013 and 2012, respectively.

Real Estate Lease – Colton, California
In January 2010, the company entered into a lease of a manufacturing facility in Colton, CA for nine months. This leased was renewed in November 2010 for five years at a rate of $17,391 per month from December 2011 to November 2012. The lease rate will be increased by 3% effective beginning in December 2012.

1.	Base rentals - $17,391 per month for period December 2011 to November 2012.
2.	Base rental is increased by 3% annually.
3.	Company is responsible to pay its proportionate share of property taxes, insurance and common area maintenance – estimated at $875 per month
4.	Termination date – November 30, 2015
5.	Renewal Option – with the mutual consideration of both Lessor and Lessee, with terms to be mutually determined by both parties.
6.	No security deposit for this facility is in existence at this time

Rent expense related to this lease was $241,928 and $213,581 for the fiscal year ended June 30, 2013 and 2012, respectively.

Real Estate Lease – Salem, Oregon
In October 2011, the company entered into an agreement to lease the coating facility for 5 years with a security deposit of $5,796. The lease rate will be $2,500 from November 2011 to April, 2012 per month and $5,000 beginning in May to November 2012 per month. In December 2012, the rent will be increased by 3% per year.

1.	Base rentals - $2,500 per month beginning November 15, 2011 – April 1, 2012. Increased to $5,000 per month May 1-November 1, 2012
2.	Base rental is increased by 3% annually.
3.	Termination date – September 30, 2017
4.	Renewal Option – with the mutual consideration of both Lessor and Lessee, with terms to be mutually determined by both parties.
5.	Security Deposit - $5,500.

Rent expense related to this lease was $63,300 and $28,053.91 for the fiscal year ended June 30, 2013 and 2012, respectively.

Real Estate Lease – Oceanside, California
In June 2011, the company entered into an agreement to lease the manufacturing facility for one year with security deposit of $3,500. This lease was renewed effective in August 1, 2012 for 5 years at a rate of $3,250 in August 2012 and $5,000 beginning in September 2012 per month.

Facilities include approximate 1.7 acres of land area and 6 metal structures. The details on the lease are as follows:

1.	Base rentals - $5,000 per month beginning August 1, 2012
2.	Annual Lease Escalator at 3%
3.	Company is responsible to pay its proportionate share of property taxes, insurance and common area maintenance
4.	Termination date – July 31, 2017
5.	Renewal Option – No

6.	Security Deposit - $3,500

Rent expense related to this lease was $60,750 and $42,000 for the fiscal year ended June 30, 2013 and 2012, respectively

Rent Disclosure:

	Oceanside, CA	Colton, CA	Salem, OR	Vista, CA	Total

2014	61,650	248,600	62,882	174,954	516,550
2015	63,494	255,743	64,768	174,954	524,998
2016	65,397	263,101	66,711	174,954	396,683
2017	5,000	133,467	28,138	174,954	263,092
2018	—	43,739	48,739
Thereafter

	195,541	900,911	222,498	743,555	1,750,061

Purchase commitments

Purchase, Distribution & Services Agreement #2

On January 18, 2011, the Company entered into an AF21 Product, Purchase, Sales, Distribution & Service Agreement, (the “Agreement”), with Newstar Holding Pte Ltd, a Singapore Corporation, and Randall Hart, an Indonesian National, the inventors and owners of technical data and intellectual property for a protective coating in order to obtain an exclusive supply of the product, together with certain distribution, marketing and sales rights. In addition, a significant shareholder of Newstar Holding Pte Ltd is also a significant shareholder of MRL. The product is a non-toxic non-corrosive fire inhibitor. Pursuant to the Agreement, the Company guaranteed it will purchase a minimum of six hundred fifty (650) XXX gallon totes of product in the first two-year period at a cost of $XX.XX per gallon, making the total purchase commitment $1,815,450 for the first two years. The Company is required to increase the minimum quantities in the third year to 842 totes at $XX.XX per gallon, making the total purchase commitment $2,351,706 for year three. In the fourth year the Company is required to increase the minimum quantities to 1,264 totes at $XX.XX per gallon, making the total purchase commitment $3,530,352 for year four. There are no penalty clauses other than cancellation of the agreement if the minimum purchase commitments are not met. If the agreement were to be cancelled it would have a significant impact on the Company’s operations until a replacement product could be arranged.

Legal Proceedings

BluwoodUSA

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

The resolution shall not have any material effect on the Company’s financial positions. Any and all business relationships and issues which may have existed between the parties prior to this resolution have been terminated. Each party has put the disputes behind it and will concentrate on developing its respective businesses.

The Company received a refund amount from the American Arbitration Association in the amount of 79,332 as a result of the above settlement.

Manhattan Resources Ltd (MRL)

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

Alpha Capital Anstalt -

Alpha Capital Anstalt initiated an action against Eco Building Products, Inc., Eco Building and Trust, Inc. and Seattle Exchange Coffee on or about May 14, 2013, in the United States District Court, Southern District of New York. The suit seeks $1,080,000. Plaintiff alleges Eco Building sold a debenture in the principal amount of $1,080,000 to Alpha and that Eco Building failed to pay off the debenture on the maturity date. On or about June 7, 2013 a settlement to the above mentioned action from Alpha Capital Anstalt was agreed upon by all parties involved. The agreement settles the dispute in full providing for final payment only to Alpha Capital Anstalt and a dismissal of the action in the United States District Court, Southern District of New York.

13.	Subsequent Events

On July 1, 2013, the Company leased 3,150 sq ft of a 16,124 sq ft building located at 4-25 Banta Place, Fair Lawn, New Jersey. This is a six-month term lease commencing on July 1, 2013, thereafter month to month basis. The monthly base rent is $3,000 and all charges in excess of Base Utilities Charges (“BUC”). The security deposit is 2 months of the base rent. This facility expansion services the increasing demand in the local area for Eco Red Shield products and supports the Special Order program offered through The Home Depot.

On July 11, 2013, Tonaquint, Inc. converted $49,708 principal amount to 12,680,549 shares of common stock at .00392 conversion price. The balance of principal after conversions is $187,738.85.

On July 18, 2013, the Company signed a $15,000 10% convertible debenture agreement with a private investor. The convertible debenture is due on January 18, 2014. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at a price of the lower of $0.005 per share or 50% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

On July 18, 2013, the Company signed a $10,000 10% convertible debenture agreement with a private investor. The convertible debenture is due on January 18, 2014. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at a price of the lower of $0.005 per share or 50% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

On July 18, 2013, the Company signed a $8,500 10% convertible debenture agreement with a private investor. The convertible debenture is due on January 18, 2014. The holder has received $8,500 in consideration as a 10% commission from the Company upon execution for affecting an $85,000 funding. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at a price of the lower of $0.005 per share or 50% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

On July 18, 2013, the Company signed a $50,000 10% convertible debenture agreement with a private investor. The convertible debenture is due on January 18, 2014. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at a price of the lower of $0.005 per share or 50% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

On July 18, 2013, the Company signed a $25,000 10% convertible debenture agreement with a private investor. The convertible debenture is due on January 18, 2014. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at a price of the lower of $0.005 per share or 50% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

On July 22, 2013, the Company signed a $15,000 10% convertible debenture agreement with a private investor. The convertible debenture is due on January 22, 2014. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at a price of the lower of $0.005 per share or 50% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

On July 22, 2013, the Company signed a $15,000 10% convertible debenture agreement with another private investor. The convertible debenture is due on January 22, 2014. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at a price of the lower of $0.005 per share or 50% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

On July 30, 2013, the Company signed a Common Stock Purchase agreement to sell 133,333,000 shares to an accredited private investor for a principal amount of $ 400,000 dollar investment. The shares have not yet been issued.

On August 7, 2013, the Company signed a Common Stock Purchase agreement to sell 33,333,000 shares to an accredited private investor for a principal amount of $ 100,000 dollar investment. The shares have not yet been issued.

On August 12, 2013, Redwood Management LLC converted $125,000 principal amount to 25,000,000 shares of common stock at 0.005 conversion price. The balance of principal after conversions is $122,000. Shares were issued on September 19, 2013.

On August 20, 2013, the Company accepted the resignation of Sam Kan and Company (“Sam Kan”) as Independent Registered Public Accountants (the “Resignation”). Sam Kan advised the Audit Committee that it will no longer be servicing public clients. On August 20, 2013, the Board of Directors of the Company accepted such Resignation. Concurrent with the acceptance of Sam Kan’s Resignation as our independent registered public accounting firm, the Board of Directors of the Company appointed Sadler Gibb & Associates, LLC (“Sadler”) as our independent registered public accounting firm.

On September 3, 2013, the Company signed a $150,000 8% convertible debenture agreement with Group 10 Holding Inc. (“the Lender”). The convertible debenture is due on September 2, 2014. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at a price of the lower of $0.10 per share or 45% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

On September 4, 2013, the Company signed a $500,000 promissory note with JMJ Financial (“the Lender”). The Principal Sum is up to $500,000 plus accrued and unpaid interest and any other fees. The Consideration is $450,000 payable by wire and $50,000 is original issue discount (“OID”). The Lender shall pay $50,000 of Consideration upon closing of the Note. The maturity date is September 4, 2015. The conversion price is lesser of $0.03 or 60% of the lowest trade price in the 25 trading days previous to the conversion. The Lender offered 0% interest for the first three months. After three months, a one-time interest charge of 12% shall be applied to the Principal Sum. Any interest payable is in addition to OID and that OID remains payable regardless of time and manner payment by the Company. The Company received $50,000 loan disbursement from the Lender by September 4, 2013.

On September 9, 2013, the Company signed a $50,000 10% convertible debenture agreement with a private investor. The convertible debenture is due on March 9, 2014. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at a price of the lower of $0.005 per share or 50% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

On September 9, 2013, the Company signed a $5,000 10% convertible debenture agreement with a private investor. The convertible debenture is due on March 9, 2014. The holder has received $8,500 in consideration as a 10% commission from the Company upon execution for affecting an $85,000 funding. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at a price of the lower of $0.005 per share or 50% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

On September 19, 2013, the Company entered into a forbearance agreement with Hudson Bay Master Fund to receive a total $113,110 loan. The maturity date is October 28, 2013. At the maturity date, the Company has to pay as part of the total amount $3,100 interest and $10,000 estimated collection expenses. The conversion price is lesser of 85% of the quotient of the sum of the three lowest VWAPs of the common stocks or 80% of the lowest trade price in the 10 trading days previous to the conversion.

On September 19, 2013, Eco Building Products, Inc. (the “Company”) filed a certificate of amendment with the Colorado Secretary of State, amending the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 500,000,000 shares to 2,000,000,000 shares. The Amendment to the Articles of Incorporation was approved at the Company’s Special Meeting on September 24, 2013.

On September, 27, 2013, Eco Building Products, Inc. (the “Company”) filed a certificate of amendment with the Colorado Secretary of State, amending the Company’s Articles of Incorporation to authorize a class of undesignated or “blank check” preferred stock, consisting of up to 500,000,000 authorized shares. The stockholders approved and adopted an amendment to the Company’s Articles of Incorporation to authorize a class of undesignated or “blank check” preferred stock, consisting of up to 500,000,000 authorized shares. The Amendment to the Articles of Incorporation was approved at the Company’s Special Meeting held on September 24, 2013.

On October 14, 2013, the Company signed a Common Stock Purchase agreement to sell 55,000,000 shares to an accredited private investor for a principal amount of $ 100,000 dollar investment. The shares have not yet been issued.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure and no changes other than as previously reported on the Current Report on Form 8-K relating to the change to the current auditor.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2013 and all interim subsequent periods. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on that evaluation, our principal executive officer and our principal financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms to allow timely decisions regarding required disclosure. The material weakness and significant deficiency identified by our management as of June 30, 2013 and all interim subsequent periods relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

Material Weaknesses

During the period ended June 30, 2013, we determined that because of the limited personnel, lack of segregation of duties and manual process related to the tracking and valuation of our inventory, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our financial statements. This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

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

The Company expects to remediate these weaknesses prior to the completion of the quarter ended March 31, 2014.

The Company deemed that the internal control over financial reporting for the Company as of June 30, 2013 is not effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

Reference is made to the disclosure set forth under the caption Sales of Unregistered Securities in Item 5 of this Annual Report on Form 10-K, which is incorporated by reference herein

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
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

Steven Conboy, President and Chief Executive Officer, Director

Mr. Conboy started his career in Southern California in 1979. Following 17 years of framing he went to work for Trus Joist, Weyerhaeuser. During his tenure with Trus Joist Mr. Conboy was transferred to Las Vegas to convert the market from Open-Web joists to I- Joists.

In 2001 Mr. Conboy started Framers Choice Inc. (“FCI”) in Las Vegas, Nevada. FCI teamed with Nascor products to market I-Joist in the Western United States. Mr. Conboy’s framing background and engineered wood experience were applied to create the “Wide and Deep”™ floor system. He defined and branded the framing package as the Frame Right System™ in the spring of 2006.

In the fall of 2006 Mr. Conboy created Southern California Bluwood, Inc. with the purchase of BluWood licensing for Southern California and Arizona. By the end of 2007, Mr. Conboy secured all of the BluWood licensing for the Western United States and renamed the company to SC Bluwood, Inc. FCI and SC Bluwood have developed a family of Blu building products and a builder program utilizing these products. Mr. Conboy served as founder and president of SC Bluwood until the company entered into a Definitive Merger Agreement with ECO Building Products, Inc. on July 28, 2009, at which point, Mr. Conboy became the president of the newly formed, ECO Building Products, Inc.

Mr. Conboy’s qualifications to serve on our board of directors include his industry knowledge and management experience.

Mark Vuozzo, Chief Technical Officer

Mr. Vuozzo was the founder and CEO of MV Technical Sales, LLC a privately held company that serviced the Semiconductor Automated Test industry. Mr. Vuozzo grew the company to span across USA, Asia and Europe with sales in excess of 25 million. In 2006, Mr. Vuozzo sold his interest in MV Technical Sales, LLC. In 2007, Mr. Vuozzo joined Steven Conboy to manage SC Bluwood, Inc., and Framers Choice, Inc. Mr. Vuozzo acted in the capacity of General Manager and Director of both organizations. In 2009, Mr. Vuozzo joined the Company, as a General Manager and Corporate Secretary. Mr. Vuozzo continues to act in the capacity of Chief Technical Officer.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that none of the Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended June 30, 2013 were filed timely.

Board of Director Meetings and Committees

The Board of Directors is a sole director and held no meetings during the year ended June 30, 2013.

Eco Building Products does not have a designated Audit, Nominating or Compensation Committee and relies on the board of directors to perform those functions.

Item 11.	Executive Compensation

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

The following table shows for the year ended June 30, 2013 and fiscal year ended June 30, 2012, the compensation awarded (earned) or paid by the Company to its named executive officers as that term is defined in Item 402(a)(2) of Regulation S-K.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus	Option Awards	All Other Compensation	Total ($)

Steve Conboy, President, CEO, CFO Director (1)	2013	$300,000	(3)	$0	$0	$0	$300,000
Principal Executive & Financial Officer	2012	$315,000	(2)	$0	$75,680	$0	$390,680

Mark Vuozzo (4) Chief Technical Officer	2013	$250,000	(6)	$0	$0	$0	$250,000
	2012	$250,000	(5)	$0	$37,840	$0	$287,840

(1)

On April 23, 2009, Mr. Steve Conboy assumed the role of President. Effective April 1, 2011, the Company entered into an employment agreement with Steve Conboy, its President and Chief Executive Officer for a term of two years.

(2)	Steve Conboy’s compensation for year ended June 30, 2012 amounted to $315,000, of which $190,385 was accrued and not paid.

(3)

Steve Conboy’s compensation for year ended June 30, 2013 amounted to $300,000, of which $279,997 was accrued and not paid. Total accrued compensation due Steve Conboy at June 30, 2013 totaled $576,000. Compensation charged to operations during the year ended June 30, 2013 on the option granted totaled $37,840.

(4)

In late 2009, Mr. Vuozzo joined ECO Building Products, Inc., as a General Manager and Corporate Secretary. Effective April 1, 2011, the Company entered into an employment agreement with Mark Vuozzo, its Chief Technical Officer for a term of two years.

(5)	Mark Vuozzo’s compensation for year ended June 30, 2012 amounted to $160,577, of which $108,165 was accrued and not paid.

(6)

Mark Vuozzo’s compensation for year ended June 30, 2013 amounted to $250,000, of which $157,974 was accrued and not paid. Total accrued compensation due Mark Vuozzo at June 30, 2013 totaled $423,950. Compensation charged to operations during the year ended June 30, 2013 on the option granted totaled $18,920.

Employment Agreements
Employment Agreement – President and Chief Executive Officer – Director – Chief Financial Officer
Effective April 1, 2011, the Company entered into an employment agreement with its President and Chief Executive Officer for a term of two years. Key provisions of the agreement includes

(a)	Annual salary of $300,000
(b)	Cash bonus of $300,000 in the event that gross sales for the fiscal year ending June 30, 2011 exceed $34,000,000, subject to certain limitations.
(c)

Additional cash bonus of $300,000 in the event that gross sales for the fiscal year ending June 30, 2012 exceed $92,000,000, subject to certain limitations. In the event that gross sales for the prior fiscal year are with 35% of the $92,000,000 target, the target shall be adjusted up so that a minimum sales increase must be achieved for the bonus to vest.

(d)

Option grants to purchase 800,000 shares of the company’s common stock at an exercise price of $0.10 per share, expiring April 1, 2016 (five-year life). Such options will vest over a two-year period. These options were valued at $75,680, as determined using the Black-Scholes option-pricing model using a risk free rate of 2.24%, volatility of 169.83% and a trading price of the underlying shares of $0.10. Severance pay accrued and charged to operations during the year ended June 30, 2013 totaled $16,027.

Employment Agreement –Chief Technical Officer
Effective April 1, 2011, the Company entered into an employment agreement with its Chief Technical Officer for a term of two years. Key provisions of the agreement includes

(a)	Annual salary of $250,000
(b)	Cash bonus of $250,000 in the event that gross sales for the fiscal year ending June 30, 2011 exceed $34,000,000, subject to certain limitations.
(c)

Additional cash bonus of $250,000 in the event that gross sales for the fiscal year ending June 30, 2012 exceed $92,000,000, subject to certain limitations. In the event that gross sales for the prior fiscal year are with 35% of the $92,000,000 target, the target shall be adjusted up so that a minimum sales increase must be achieved for the bonus to vest.

(d)

Option grants to purchase 400,000 shares of the company’s common stock at an exercise price of $0.10 per share, expiring April 1, 2016 (five-year life). Such options will vest over a two-year period. These options were valued at $37,840, as determined using the Black-Scholes option-pricing model using a risk free rate of 2.24%, volatility of 169.83% and a trading price of the underlying shares of $0.10. Severance pay accrued and charged to operations during the year ended June 30, 2013 totaled $13,356.

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

Director Compensation

We do not have a formal plan for director compensation. Our sole director did not receive any type of compensation for serving as a director for the years ended June 30, 2013 or June 30, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of October 22, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 22, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 22, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of 909 West Vista Way, Vista, CA. 92083.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Acquirable	Percentage of Class (1) (2) (3)

Steve Conboy, President and CEO	0	0	0%

Manhattan Resources Limited (3)	40,500,000	0	9.05%

Officers and Directors as a Group (1 persons)	0	0	0%

Total	40,500,000	0	9.05%

(1) Gives effect to the shares of Common Stock issuable upon the exercise of all options exercisable within 60 days of October 22, 2013 and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares.

(2) The denominator is based on total shares outstanding as of June 30, 2013 equal to 447,233,020 shares held by approximately 113 shareholders of record and an undetermined number of holders in street name.

(3) On June 5, 2012 the Company issued 62 million shares, 50 million shares to Steve Conboy and 12 million to Mark Vuozzo collectively. The shares were to be issued at a 25% vesting per year however the transfer agent mistakenly issued the full number of shares. In May 2013 the company cancelled the remaining 75% of the stock issued on June 5, 2012.

(4) On June 5, 2013 the Company cancelled the remaining shares issued on June 5, 2012 under the employee stock option plan, effectively retiring the remaining 25% of shares issued to Steve Conboy and Mark Vuozzo.

(5) On May 15, 2013 the board of directors felt it was in the best interest of the company for Steve Conboy to loan and retire Twenty Three Million Four Hundred Eighty Seven Thousand Nine Hundred Two (23,487,902) shares of common stock into the authorized but unissued treasury of the corporation leaving Steve Conboy with 0% interest in the company.

(6) On May 31, 2013, The Company (“ECOB”) entered into a Debt Assumption and Equity Cancellation Agreement (the “Agreement”) with Redwood Management, LLC (“Redwood”) and Manhattan Resources, Ltd (“MRL”) the terms of this agreement called for the retirement of 40,500,000 shares and 50,000,000 million warrants on behalf of MRL. For further details see note 12.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The following are the related party transactions in which we have engaged since July 1, 2012:

None

Director Independence

NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

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

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees billed for the fiscal year ended June 30, 2012 for professional services rendered by Sam Kan & Co., the former principal accountant, for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2012 were: $40,000.

The aggregate fees billed for the fiscal year ended June 30, 2013 for professional services rendered by Sadler Gibb & Co., the principal accountant, for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2013 were: $40,000.

(2)	Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under item (1) for the fiscal years ending June 30, 2013 and 2012.

(3)	Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning for the fiscal years ending June 30, 2013 and 2012.

(4)	All Other Fees

No aggregate fees were billed for professional services provided by the principal accountants, other than the services reported in items (1) through (3) for the fiscal years ending June 30, 2013 and 2012.

(5)	Audit Committee

The registrant’s Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant’s performance of services for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2013. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6)	Work Performance by others

The percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was zero percent.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibits

Eco Building Products, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation, filed as exhibit 3.1.1 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.
3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.
3.3	Amended Articles of Incorporation; filed as exhibit 3.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009
4.1	Convertible Promissory Note, dated December 22, 2009; filed as exhibit 10.5 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on February 22, 2010
4.2	Convertible Promissory Note, dated February 11, 2010; filed as exhibit 10.6 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on February 22, 2010
10.1

Investment Agreement – between Ecoblu Products, Inc., Manhattan Resources Limited and Dato’ Low Tuck Kwong, dated February 14, 2009, filed as exhibit 10.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on February 16, 2011.

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

Eco Building Products, Inc. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer and Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive Officer and Principal Financial Officer (18 U.S.C. 1350)

101.INS*	XBRL Instance Document	Filed herewith

101.SCH*	XBRL Taxonomy Schema	Filed herewith

101.CAL*	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF*	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB*	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE*	XBRL Taxonomy Presentation Linkbase	Filed herewith

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO Building Products, Inc.

Registrant

Date: October 25, 2013	By:	/s/ Steve Conboy

Steve Conboy, President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 25, 2013	By:	/s/ Steve Conboy

Steve Conboy, President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)