Form 10-Q
period 2013-09-30
ECO Building Products, Inc.
filed 2013-11-19
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  000-53875

Eco Building Products, Inc.
(Exact name of registrant as specified in its charter)

Colorado	20-8677788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 West Vista Way
Vista, California 92083
(Address of principal executive offices)(Zip Code)

(760) 732-5826
(Registrant’s telephone number, including area code)

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

The number of shares outstanding of each of the issuer's classes of common equity as of November 19, 2013:  994,778,745 shares of common stock

Eco Building Products, Inc.

ii

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	Sept 30	June 30
	2013	2013

ASSETS
CURRENT ASSETS
Cash	$15,370	$38,719
Accounts receivable, net of allowance for doubtful accounts of $152,143
and $152,143, respectively	206,500	208,376
Inventories, net of allowance for obsolete inventory or $47,264 and $47,264, respectively	808,162	782,138
Prepaid expenses	8,797	8,797
Notes receivable - related party	98,669	106,669
Other current assets	13,100	7,100
Total current assets	1,150,598	1,151,799

PROPERTY AND EQUIPMENT, net	974,924	1,027,331

TOTAL ASSETS	$2,125,522	$2,179,130

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,391,705	$1,348,747
Payroll and taxes payable	2,619,438	2,501,005
Accrued interest	1,349,665	1,068,866
Deferred revenue	-	140,000
Other payables and accrued expenses	196,744	225,745
Derivative Liability	8,496,679	9,179,309
Convertible notes payable, net of debt discount	2,852,369	1,532,909
Current maturities of notes payable	8,278	8,278
Loans payable - related party	525,731	509,151
Loans payable - other	1,204,140	1,303,136
Total current liabilities	18,644,749	17,817,146

LONG TERM LIABILITIES
Notes payable, less current maturities	7,809	9,103
Total long term liabilities	7,809	9,103

TOTAL LIABILITIES	$18,652,558	$17,826,249

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
726,069,074 and 499,221,857 shares issued and outstanding at Sept 30, 2013
and June 30, 2013	$726,069	$499,222
Treasury Stock	(53,899)	(53,899)
Subscription receivable	-	-
Additional paid-in capital	30,716,102	29,943,445
Accumulated deficit	(47,915,308)	(46,035,887)
Total stockholders' deficit	(16,527,036)	(15,647,119)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,125,522	$2,179,130

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2013	2012
REVENUE
Product sales, net discount allowance	$403,050	$1,060,426
Labor sales	5,278	-

TOTAL REVENUE	$408,328	$1,060,426

COST OF SALES
Cost of sales - Product	263,002	811,682
Cost of sales - Labor	2,325	-

TOTAL COST OF SALES	$265,327	$811,682

GROSS PROFIT	143,001	248,744

OPERATING EXPENSES
Research and development	$31,800	95,217
Marketing	22,837	92,468
Compensation and related expenses	366,582	474,911
Rent - facilities	198,448	210,620
Professional and consulting fees	62,637	745,307
Other general and administrative expenses	273,592	383,927
Total operating expenses	955,896	2,002,450

LOSS FROM OPERATIONS	(812,895)	(1,753,706)

OTHER INCOME (EXPENSE)
Interest income	-	-
Interest expense	(2,608,271)	(2,667,202)
Gain on derivative	1,541,745	-
Loss on modification of debt	-	(448,437)
Other Income	-	7,555
Total other expense	(1,066,526)	(3,108,084)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,879,421)	(4,861,790)

NET LOSS	$(1,879,421)	$(4,861,790)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	(0.00)	(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	637,299,449	246,941,804

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CODENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Three Months Ended Sept 30,
	2013	2012

Cash flows from operating activities
Net Loss	$(1,879,421)	$(4,861,790)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization expense	52,407	41,464
Amortization of loan fee	-	1,078,861
Amortization of debt discount	1,569,658	949,319
Loss on modification of debt	-	448,436
Common stock issuance for services	-	637,500
Common stock issuance for payment of rent and lease settlement		350,000
Gain on derivative liability fair value adjustment	(1,541,745)	-
Initial interest expense on value of derivative (excess)	715,110	-
Stock Based Compensation	-	14,190
Expense paid on behalf of the Company	13,100	-
Changes in assets and liabilities:
Accounts receivable	1,877	(503,114)
Inventory	(26,024)	(167,341)
Prepaid expenses and current assets	(6,000)	998,774
Notes receivable	8,000	-
Accounts payable	42,956	22,232
Payroll and taxes payable	118,432	-
Deferred Revenue	(140,000)	-
Other payable and accrued expenses	(28,999)	136,413
Accrued interest	294,110	72,022
Net cash used in operating activities	(806,539)	(783,034)

Cash flows from investing activities
Purchase of property and equipment	-	(21,523)
Net cash used in investing activities	-	(21,523)

Cash flows from financing activities
Proceeds from related party line of credit advances	-	235,455
Proceeds from short term notes payable	60,000	-
Proceeds from convertible notes payable	380,000	471,000
Repayments on notes payable	(112,096)	-
Proceeds from issuance of common stock	500,000	-
Repayments on notes payable - vehicles loan	(1,294)	(9,755)
Repayments of notes payable - related party	(43,420)	-
Net cash provided by financing activities	783,190	696,700

Net change in cash and cash equivalent	(23,349)	(107,857)
Cash and cash equivalent at the beginning of year	38,719	111,251

Cash and cash equivalent at the end of year	$15,370	$3,394

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for conversion of notes payable	$499,505	$-
Additional derivative liability from new convertible notes	$1,095,110	$-

See accompanying notes to condensed consolidated financial statements

Eco Building Products, Inc.

Notes To Condensed Consolidated Financial Statements
SEPTEMBER 30, 2013AND SEPTEMBER 30, 2012
(Unaudited)

1.   Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2013, and for the three months ended September 30, 2013 and 2012 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at September 30, 2013 has been derived from the unaudited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $47,915,308, current year net loss of $1,879,421, recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations.

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

2.   Summary of Significant Accounting Policies

 Loss Per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potential common shares at September 30, 2013 that have been excluded from the computation of diluted net loss per share are convertible debt into 1,343,799,750 shares of common stock and options exercisable into 1,200,000 shares of common stock. Potential common shares at September 30, 2012 that have been excluded from the computation of diluted net loss per share are warrants exercisable into 50,250,000 shares of common stock and options exercisable into 1,200,000 shares of common stock. Accordingly, total common share equivalents of 1,344,999,750 and 51,450,000 were excluded in the computation of diluted net loss per share for the three months ended September 30, 2013 and 2012, respectively, because the effect would be anti-dilutive.

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

Recent Accounting Pronouncements

Management has determined that no new accounting pronouncements during the period that would affect the condensed consolidated financial statements.

3.   Balance Sheet details

As of September 30, 2013, inventories consisted of the following:

Chemicals	$134,844
Lumber	673,318
$808,162

All of the Company’s inventories are pledged as collateral for the Company’s $1,500,000 Senior Secured Notes (see Note 4). In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated and untreated lumber.

Accrued Liabilities

As of September 30, 2013, the Company owed $1,392,800 in past due payroll taxes and accrued penalties. The Company has not yet filed the necessary payroll tax reports with the impacted taxing authorities. These amounts are recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at September 30, 2013, the Company owed $170,797 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.

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

4.   Notes Payable

The following table summarizes the notes payable as of September 30, 2013.

	As of September 30, 2013
Description	Short term	Long term

Convertible notes	$2,852,369	$—
Auto notes payable	8,278	7,809
Loan payable - related party	525,731	—
Loan payable - other	1,204,140	—
Total notes payable	$4,590,518	$7,809

	As of June 30, 2013
Description	Short term	Long term

Convertible notes	$1,532,909	$—
Auto notes payable	8,278	9,103
Loan payable - related party	509,151	—
Loan payable - other	1,303,136	—
Total notes payable	$3,353,474	$9,103

Following is further disclosure of each note payable.

Convertible Notes

At September 30, 2013, the Company issued convertible notes and the convertible notes can be converted to common stock in connection with raising equity and debt financing. However, as of September 30, 2013, the Company’s number of potential common shares plus the number of actual common shares outstanding (“Committed Shares”) exceeded the number of common shares authorized to issue in accordance with ASC 815-40-19 “Contracts in Entity’s Own Equity”. The number of outstanding common shares plus the potential common share liability has exceeded the amount of authorized shares, therefore the Company has to employ ASC 815-40-19 (“ASC 815”) to value options issued for the potential liability associated with the convertible notes. The Company has estimated the fair value of the derivative financial instruments by using the Black-Scholes option valuation technique.

Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes. This liability represents the maximum amount management believes the Company would have been liable for if the Company were required to meet all of its committed share obligations.

During the three months ended September 30, 2013, the Company issued an aggregate of $380,000 convertible promissory notes to various creditors that mature from January 18, 2014 to September 4, 2015. These notes are convertible into the Company’s common shares, at the holder’s option, at conversion prices equal to the lesser of (a) a “Fixed Price” ranging from $0.003 – $0.1 or (b) an amount ranging from 50% to 60% of the stock’s trading price, defined as the lowest average or actual (range of) (3) three to (5) five trading prices of the (range of) 10 to 25 trading days immediately prior to the date of conversion, representing a 40% to 50% discount.

The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model. Following are the ranges of inputs (or assumptions) the Company used to value the derivative liabilities at note issuances, conversion dates, and at period end:

(1)	dividend yield of 0%
(2)	expected volatility of 9.86% to 11.29%
(3)	risk-free interest rate of 0.07% to 0.46%
(4)	expected life of 181 days to 2 year, and
(5)	estimated fair value of the Company’s common stock of $0.003 to $0.10 per share.

For all convertible notes described in the following paragraphs, the fair value of the resulting derivative liability was $8,496,679 and $9,179,309 at September 30, 2013 and June 30, 2013, respectively, with corresponding debt discounts with an aggregate balance of $3,590,008 and corresponding amortization of debt discount (interest expense) of $1,569,694. Additionally, during the period ended September 30, 2013, because the initial valuation of the derivative liabilities exceeded the face value of the convertible notes and the corresponding discounts, the Company recorded interest expense of $715,110, representing an expense for the value of the derivative over the discounts recorded. Lastly during the period, after conversions and/or valuation of the derivative liability, the Company recorded a gain on derivative liability of $1,541,745, which represents the changes in the fair value of the derivative liability.

$5,000,000 convertible line of credit (loan facility)

As of September 30, 2013, the Company had a $5,000,000 balance on convertible credit facility due to a third party creditor, represented by a convertible note payable bearing interest of twelve percent (12%) per annum and is due May 29, 2014. The creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

As of the three months ended September 30, 2013, the Company had amortized $1,381,381 of the debt discount to interest expense, leaving $3,180,263 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the Company recorded a derivative liability of $7,032,830 and corresponding gain on change in derivative liability $687,720.
As of September 30, 2013 and June 30, 2013, the balance on this line of credit was $5,000,000 and $5,000,000, respectively. The Company accrued $16,289 in interest for the three months ended September 30, 2013 leaving balances in accrued interest of $559,253 and $542,964 as of September 30, 2013 and June 30, 2013, respectively.

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

During the three months ended September 30, 2013, the Company converted $125,000 convertible notes into 25,000,000 shares of common stock and the outstanding convertible notes as of September 30, 2013 was $122,000. The Company had $0 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $168,347 and recognized a gain of $14,801 on derivative liability. During the three months ended September 30, 2013, the Company recorded $0 interest expense on the convertible note which was over the original debt discount from derivative liability.  During the three months ended September 30, 2013, the Company recorded $192,357 conversion of derivative to additional paid in capital.

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

During the three months ended September 30, 2013, the Company accrued $150 of interest expense related to this Note. As of the three months ended September 30, 2013, the Company had amortized the $134 of the debt discount to interest expense, leaving $108 in unamortized debt discount at the period ended September 30, 2013. As of September 30, 2013, the derivative liability was $5,560 and recognized a gain of $1,471 on derivative liability. The balance of this note payable at September 30, 2013 and June 30, 2013 was $5,000 and $5,000, respectively, and accrued interest of $179 and $29, respectively.

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

During the three months ended September 30, 2013, the Company accrued $1,479 of interest expense related to this Note. As of the period ended September 30, 2013, the Company had amortized the $12,603 of the debt discount to interest expense, leaving $34,657 in unamortized debt discount at the period ended September 30, 2013. As of  September 30, 2013, the derivative liability was $70,610 and recognized a gain of $6,680 on derivative liability. During the three months ended September 30, 2013, the Company recorded $0 interest expense on the convertible note which was over the original debt discount from derivative liability. The balance of this note payable at September 30, 2013 and June 30, 2013 was $50,000 and $50,000, respectively with accrued interest of $1,841 and $362, respectively.

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

During the three months ended September 30, 2013, the Company accrued $748 of interest expense related to this Note. As of September 30, 2013, the Company had amortized the $12,568 of the debt discount to interest expense, leaving $12,159 in unamortized debt discount at the period ended September 30, 2013. As of the period ended September 30, 2013, the derivative liability was $28,083 and recognized a gain of $7,661 on derivative liability. During the three months ended September 30, 2013, the Company recorded $0 interest expense on the convertible note which was over the original debt discount from derivative liability. The balance of this note payable at September 30, 2013 and June 30, 2013 was $25,000 and $25,000, respectively with accrued interest of $25 and $773, respectively.

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

During the three months ended September 30, 2013, the Company accrued $1,375 of interest expense related to this Note. As of September 30, 2013, the Company had amortized $0 of the debt discount to interest expense, leaving $0 in unamortized debt discount at the period ended September 30, 2013. As of the period ended September 30, 2013, the derivative liability was $50,748 and recognized a gain of $5,210 on derivative liability. During the three months ended September 30, 2013, the Company recorded $0 interest expense on the convertible note which was over the original debt discount from derivative liability. The balance of this note payable at September 30, 2013 and June 30, 2013 was $55,000 and $55,000, respectively with accrued interest of $4,524 and $5,899, respectively.

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

During the three months ended September 30, 2013, the Company accrued $2,778 of interest expense related to this Note. As of the period ended September 30, 2013, the Company had amortized $34,855 of the debt discount to interest expense, leaving $50,807 in unamortized debt discount at the period ended September 30, 2013. As of September 30, 2013, the derivative liability was $128,074 and recognized a gain of $33,718 on derivative liability. During the three months ended September 30, 2013, the Company recorded $0 interest expense on the convertible note which was over the original debt discount from derivative liability. The balance of this note payable at September 30, 2013 and June 30, 2013 was $110,000 and $110,000, respectively with accrued interest of $1,145 and $3,923, respectively.

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

During the three months ended September 30, 2013, the Company accrued $9,351 of interest expense related to this Note. For the three months ended September 30, 2013, the Company had amortized the $57,432 of the debt discount to interest expense, leaving $2,735 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $41,876 and recognized a gain of $106,406 on derivative liability. During the three months ended September 30, 2013, the investor converted $137,819, including $125,198 of principle and $12,621 of accrued interest payable into 35,181,000 shares of common stock, leaving a balance of this note payable at September 30, 2013 and June 30, 2013 of $105,486 and $108,221, respectively, and accrued interest of $584 and $3,854, respectively.  During the three months ended September 30, 2013, the Company recorded $44,208 conversion of derivative to additional paid in capital.

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

During the three months period ended September 30, 2013, the Company accrued $21,380 of interest expense related to this Note. As of September 30, 2013, there is $0 in unamortized debt discount.  As of September 30, 2013, the derivative liability was $221,026 and recognized a gain of $73,416 on derivative liability. The balance of this note payable at September 30, 2013 and June 30, 2013was $310,750 and $310,750, respectively, and accrued interest of $48,752 and $27,372, respectively.

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

During the three months period ended September 30, 2013, the Company accrued $1,596 in interest expense on the note. As of September 30, 2013, there is $0 in unamortized debt discount.  As of September 30, 2013, the derivative liability was $82,290 and recognized a gain of $8,942 on derivative liability and the interest expense over debt original discount from derivative liability was $0.  The balance of this note payable at September 30, 2013 and June 30, 2013was $106,405 and $106,405, respectively, and accrued interest of $19,883 and $18,287, respectively.

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

During the three months period ended September 30, 2013, the Company accrued $4,250 in interest expense on the note. As of September 30, 2013, there is $0 in unamortized debt discount.  As of September 30, 2013, the derivative liability was $54,731 and recognized a gain of $99,884 on derivative liability and the interest expense over debt original discount from derivative liability was $0.  The balance of this note payable at September 30, 2013 and June 30, 2013was $170,000 and $170,000, respectively, and accrued interest of $30,246 and $25,996, respectively.

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

During the three months period ended September 30, 2013, the Company recorded $1,375 in interest expense on the note, respectively. As of September 30, 2013, there is $0 in unamortized debt discount. As of September 30, 2013, the derivative liability was $50,748 and recognized a gain of $5,210 on derivative liability. The balance of this note payable at September 30, 2013 and June 30, 2013 was $55,000 and $55,000, respectively, and accrued interest of $5,899 and $4,524, respectively.

Convertible Note - $15,000 Financing

On July 18, 2013, the Company issued a 10% Convertible Note due January 18, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $15,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $304 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $6,033 of the debt discount to interest expense, leaving $8,967 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $17,166 and recognized a gain of $8,346 on derivative liability and the interest expense over debt original discount from derivative liability was $10,512. The balance of this note payable at September 30, 2013 was $15,000 and accrued interest of $304.

Convertible Note - $10,000 Financing

On July 18, 2013, the Company issued a 10% Convertible Note due January 18, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $10,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

Convertible Note - $10,000 Financing

On July 18, 2013, the Company issued a 10% Convertible Note due January 18, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $10,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $203 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $4,022 of the debt discount to interest expense, leaving $5,978 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $11,444 and recognized a gain of $5,564 on derivative liability and the interest expense over debt original discount from derivative liability was $7,008. The balance of this note payable at September 30, 2013 was $15,000 and accrued interest of $203.

Convertible Note - $50,000 Financing

On July 18, 2013, the Company issued a 10% Convertible Note due January 18, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $50,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

Convertible Note - $25,000 Financing

On July 18, 2013, the Company issued a 10% Convertible Note due January 18, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $25,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $507 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $10,054 of the debt discount to interest expense, leaving $14,946 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $28,609 and recognized a gain of $13,911 on derivative liability and the interest expense over debt original discount from derivative liability was $17,520. The balance of this note payable at September 30, 2013 was $25,000 and accrued interest of $507.

During the three months period ended September 30, 2013, the Company recorded $1,014 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $20,109 of the debt discount to interest expense, leaving $29,891 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $57,219 and recognized a gain of $27,822 on derivative liability and the interest expense over debt original discount from derivative liability was $35,041. The balance of this note payable at September 30, 2013 was $50,000 and accrued interest of $1,014.

Convertible Note - $25,000 Financing

On July 18, 2013, the Company issued a 10% Convertible Note due January 18, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $25,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $507 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $10,054 of the debt discount to interest expense, leaving $14,946 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $28,609 and recognized a gain of $13,911 on derivative liability and the interest expense over debt original discount from derivative liability was $17,520. The balance of this note payable at September 30, 2013 was $25,000 and accrued interest of $507.

Convertible Note - $15,000 Financing

On July 22, 2013, the Company issued a 10% Convertible Note due January 22, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $15,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $288 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $5,707 of the debt discount to interest expense, leaving $9,293 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $17,255 and recognized a gain of $8,348 on derivative liability and the interest expense over debt original discount from derivative liability was $10,063. The balance of this note payable at September 30, 2013 was $15,000 and accrued interest of $288.

Convertible Note - $15,000 Financing

On July 22, 2013, the Company issued a 10% Convertible Note due January 22, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $15,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $288 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $5,707 of the debt discount to interest expense, leaving $9,293 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $17,455 and recognized a gain of $13,447 on derivative liability and the interest expense over debt original discount from derivative liability was $15,892. The balance of this note payable at September 30, 2013 was $15,000 and accrued interest of $288.

Convertible Note - $150,000 Financing

On September 3, 2013, the Company issued a 8% Convertible Note due September 2, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $150,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.1 (“Fixed Price”) and (b) 45% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $888 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $11,507 of the debt discount to interest expense, leaving $138,493 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $250,689 and recognized a gain of $120,899 on derivative liability and the interest expense over debt original discount from derivative liability was $221,588. The balance of this note payable at September 30, 2013 was $150,000 and accrued interest of $888.

Convertible Note - $50,000 Financing

On September 9, 2013, the Company issued a 10% Convertible Note due March 9, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $50,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $288 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $5,801 of the debt discount to interest expense, leaving $44,199 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $64,023 and recognized a gain of $94,149 on derivative liability and the interest expense over debt original discount from derivative liability was $108,172. The balance of this note payable at September 30, 2013 was $50,000 and accrued interest of $288.

Convertible Note - $500,000 Financing

On September 4, 2013, the Company issued a 12% Convertible Note due September 4, 2015 (the “Note”) to an accredited investor pursuant to which the Company borrowed $500,000. The Note matures approximately 2 years from the date of issue, bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. The principal sum is up to $500,000 plus accrued and unpaid interest and any other fees. The consideration is $450,000 payable by wire and $50,000 is original issue discount (“OID”). The Lender shall pay $50,000 of Consideration upon closing of the Note. The Lender offered 0% interest for the first three months. After three months, a one-time interest charge of 12% shall be applied to the Principal Sum. Any interest payable is in addition to OID and that OID remains payable regardless of time and manner payment by the Company. The Company received $50,000 from the Lender on September 4, 2013. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.03 (“Fixed Price”) and (b) 60% of the lowest daily VWAP occurring during the twenty five (25) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $288 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $1,781 of the debt discount to interest expense, leaving $48,219 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $143,513 and recognized a gain of $195,801 on derivative liability and the interest expense over debt original discount from derivative liability was $289,314. The balance of this note payable at September 30, 2013 was $50,000 and accrued interest of $288.

The following is the summary of convertible notes payable as of September 30, 2013:

Balance as of June 30, 2013, net of discount	$1,532,909

Additions from new convertible notes issued	380,000
Net debt discount on convertible notes	1,189,658
Conversion of convertible notes - principal to common stocks (1)	(250,198)

Balance as of September 30, 2013, net of discount	$2,852,369

(1) The Company converted principal and interest of $250,198 and $12,621, respectively to common stocks for the three months ended on September 30, 2013.

Loan Payable – Other

Auto Notes Payable
The Company entered in an auto loan agreement on November 7, 2011 to purchase a Ford 150 pickup truck. The principal amount of the loan is $27,095 and the interest rate 9.99%. The loan will be matured on October 7, 2015. The Company is currently paying $690 auto payment per month. For the period ended September 30, 2013 and June 30, 2013, the balances of the auto loan were $8,278 and $8,278 (current maturities) and $7,809 and $9,103 (long-term potion), respectively.

Secured Promissory Notes
At June 30, 2012, the Company was indebted for $44,500 for amounts received in prior years for operating expenses in exchange for a secured promissory note from a third party entered into during 2010. This amount was due on demand and non-interest bearing. No payments were made on this note, leaving a balance of $44,500 at September 30, 2013, presented in Loans payable – other on the balance sheet.

During the three months ended September 30, 2013, the Company received $13,100 in exchange for secured promissory notes from third party, maturing from due on demand to October 28, 2013, bearing interest of 0.2%, with default interest to 18%. As of September 30, 2013 and June 30, 2013, the balance of these notes in the amount of  $500,600 and $487,500 are presented as part of the Loans payable – other in the Condensed Consolidated Balance Sheet and accrued interest on these secured promissory notes was $447,124 and $315,567, respectively.

On April 1, 2013, the Company issued a non-interest bearing note (convertible 180 days after issuance) to the Company and due on October 15, 2013 to an accredited investor pursuant to which the Company borrowed $90,000. The $90,000 note included the $15,000 one-time set up fee. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Starting on the 6 month anniversary of the Note issuance date, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to $0.0035 subject to adjustment. As of September 30, 2013 and June 30, 2013, the balance of this note is presented in Loans payable – other in the amount of $90,000 and a balance of accrued interest on this promissory note was $0.

Loans payable - Supplies financing
The total outstanding loan payable for supplies financing from Gemini is $703,540 (net discount of $112,096) and $815,636 (no discount), with corresponding accrued interest of $226,639 and $129,542 as of September 30, 2013 and June 30, 2013, respectively.

5.   Related Party Transactions

At September 30, 2013, the Company entered into a non-interest bearing note payable due to its Chief Executive Officer who is also a Director and significant shareholder.  During the three months ended September 30, 2013, the Company paid $43,420, leaving a balance of $465,731 at September 30, 2013.

During the three months ended September 30, 2013, the Company had a 6% interest bearing note payable due to its Chief Technical Officer.  In the event of default, the note is subject to an increase in the interest rate to 10% per annual.  During the three months ended September 30, 2013, the Company had an advance of $60,000, leaving a balance of $60,000 with $300 accrued interest at September 30, 2013.

6.   Fair Value of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The following table presents the fair value of financial instruments that are measured and recognized on a non-recurring basis classified under the appropriate level of the valuation hierarchy described above, as of September 30, 2013:

Liabilities measured at fair value at September 30, 2013:	Level 1	Level 2	Level 3	Total
Line of credit payable – related party	$--	$525,731	$--	$525,731
Derivative liability	$--	$8,496,679	$--	$8,496,679
Convertible notes and other notes payable	$--	$4,056,509	$--	$4,056,509

7.   Stockholders' Deficit

Common Stock Issuances

During the three months ended September 30, 2013, the Company issued a total of 226,847,217 shares of its common stock of which 166,666,000 shares were issued for cash for $500,000.  The Company also issued 60,180,549 shares towards the conversion of convertible notes (see Note 4).

Options

In April 2011, the Company granted options to its President to purchase 800,000 shares of its common stock and options to its Chief Technical Officer to purchase 400,000 shares of its common stock. The 1,200,000 options have an exercise price of $0.10 per share and expire in five years. The options were valued at $113,520 using the Black-Scholes Option Model with a risk free interest of 2.24%, volatility of 169.83%, and trading price of $0.10 per share. The $113,520 is being charged to operations over their two year vesting period. Compensation charged to operation for the three months ended September 30, 2013 was $0. As of September 30, 2013, the derivative liability was $5,111 and recognized a gain of $7,549 on derivative liability.

8.   Commitments and Contingencies

Purchase commitments

On January 18, 2011, the Company entered into an AF21 Product, Purchase, Sales, Distribution & Service Agreement, (the “Agreement”), with Newstar Holdings Pte Ltd inventors and owners of technical data and intellectual property for a protective coating in order to obtain an exclusive supply, marketing and distribution rights of the coating product. The product is a non-toxic non-corrosive fire inhibitor. Pursuant to the Agreement, the Company guaranteed it will purchase a minimum of six hundred fifty (650) gallon totes of product in the first two-year period at a cost of $1,815,450 for the first two years. The Company is required to increase the minimum quantities in the third year to 842 totes making the total purchase commitment $2,351,706 for year three. In the fourth year the Company is required to increase the minimum quantities to 1,264 totes making the total purchase commitment $3,530,352 for year four. There are no penalty clauses other than cancellation of the agreement if the minimum purchase commitments are not met. The Company and Newstar Holdings are currently in negotiations to modify the current contract to accurately reflect the anticipated future business volumes. Both parties have engaged in the efforts to manufacture additional product to optimize supply chain and meet Company demands. Albeit the Company has not met the stated quantity purchases both parties have reaffirmed their intent to continue the business relationship and confirm the current contract is still in effect and a default situation does not exist. If the agreement were to be cancelled it would have a significant impact on the Company’s operations until a replacement product could be arranged.

Legal Proceedings

At September 30, 2013, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and   dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

9.   Subsequent Events

On October 14, 2013, the Company signed a common stock purchase agreement to sell 55,000,000 restricted shares to an accredited private investor for $100,000. The shares were issued on November 7, 2013.

Between October 14, 2013 and November 11, 2013, various convertible note holders converted $543,862 of debt into 163,709,671 shares of common stock.

On October 18, 2013, the Company signed a $400,000 12% convertible debenture agreement with a private investor. The convertible debenture is due on May 15, 2014. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at a price of the lower of $0.025 per share or 50% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

On October 24, 2013, the Board approved to grant 25,000,000 shares to the Company’s chief technical officer, as compensation for the accrual of wages during fiscal 2011 to 2013 periods. These shares are not issued in lieu of repayment of the debt.  The shares were issued on November 13, 2013.

On October 24, 2013, the Board approved to grant 25,000,000 shares to the Company’s chief executive officer and president, as compensation for the accrual of wages during fiscal 2011 to 2013 periods. These shares are not issued in lieu of repayment of the debt. The shares were issued on November 13, 2013.

On October 24, 2013, the Board approved to reissue 23,487,902 shares to the Company’s chief executive officer and president, to settle the loan of shares made on May 15, 2013.  The shares were issued on November 13, 2013.

On October 24, 2013, the Board approved to reissue 1,750,000 shares to the Company’s chief technical officer, to settle the loan of shares made on May 15, 2013.  The shares were issued on November 13, 2013.

On October 28, 2013, the Company combined outstanding promissory notes to extend the due date to November 30, 2013 (the “Note”) to an accredited investor pursuant to which the Company borrowed $968,200. The Note bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. Upon issuance of the Convertible Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to $0.0025 immediately preceding the applicable Conversion Date.  The Company agreed to pay the principal sum of $968,200 and interest on the outstanding principal amount of the promissory note to Gemini Finance Corp. on or before November 30, 2013.

On October 31, 2013, the Company entered into a second amendment with an accredited investor to agree to issue one million restricted shares of common stocks to the investor on April 18, 2013 but never did so.  Secondly, the Company and the investor  have agreed to extend the maturity date of the convertible note from October 15, 2013 to January 31, 2014 and also agreed to pay a one-time extension fee of $10,000 , which amount shall accrete to principal amount due under the Note on the maturity date will be $100,000.  Thirdly, the conversion price of the promissory note was changed to $0.0035.  Fourthly, the investor agreed to forgive the Company’s chief executive officer and president to deliver 10,000,000 shares to the investor as security upon signing of the second amendment.

On November 6, 2013, the Company and the investor entered into an agreement and the Company agreed to redeem the $113,100 promissory note, currently in default and subsequently entered into a Forbearance Agreement with the investor, signed on September 17, 2013.  The company issued 20,000,000 shares as proceeds towards settlement of this debt.  The shares were issued on November 7, 2013.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three months ended September 30, 2013 included in this report and our audited consolidated financial statements and related notes for the year ended June 30, 2013 included in our Annual Report on Form 10-K filed on November 1, 2013 with the Securities and Exchange Commission.

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

Eco Building Products wood coatings are topically applied to lumber protecting the wood surface from mold, mildew, fungus, decay, wood rot, termites and Formosan termites. Eco’s newest product, Eco Red Shield™ also serves as a fire inhibitor, now meeting class “A” – one hour ratings on structural lumber (Doug Fir), protecting lumber from fire, slowing ignition time and reducing the amount of smoke produced.

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

The following milestones contribute to the viability and acceptance of the Company’s flag ship product Eco Red Shield:

On July 2, 2012, the Company was granted an Engineering Services Report (ESR 3255) from the International Code Commission (ICC-ES) providing evidence that Eco Red Shield meets building code requirements for wood ingesting organisms including Formosan termites and Wood-Rot Decay. This new certification renders Eco Red Shield equivalent to traditional pressure treated lumber typically used for sill plates, mounting against concrete, in above ground applications.

On September 4, 2012, the Company achieved QAI Laboratories (QAI) listing B1053-1, providing evidence that Eco Red Shield’s fire protection qualities now meets building code requirements for Class “A” structural performance on all dimensional Douglas Fir lumber, making Eco Red Shield protected lumber equivalent to the traditionally accepted fire retardant treated wood (FRTW) for interior use.

On October 29, 2012, Eco Red Shield was approved for use in Hawaii by the Department of Planning and Permitting Building Division, City and County of Honolulu. The basis of approval for use is in conjunction with the ICC-ES Engineering Services Report (ESR-3255) currently in effect. Hawaii approval MM2012-0060 will remain in effect for three years and subject to standard building department regulations.

On March 8, 2013, Eco Red Shield™ protected lumber was been recognized for 'Material Excellence' and selected for inclusion into Material ConneXion's global material library, featuring the largest selection of sustainable materials and the only Cradle to Cradle materials library in the world. ECOB's material submission included physical samples that were sent to every Material ConneXion location worldwide.

On April 30, 2013, Eco Red Shield was voted a GOLD winner for innovation at The Edison Awards April 25th event hosted at the Navy Pier in Chicago, Illinois. The Company’s President, Steve Conboy, joined hundreds of senior executives from some of the world's most recognized companies to acknowledge the hard work and commitment of all the 2013 Edison Award winners.

On or about July 22, 2013, the Company entered into an exclusive ninety day agreement withThe Home Depot (“HD”) in a pilot program supported by a foursome of Supplier Buying Agreements (“SBAs”). The SBAs as established between ECOB and HD outlined the business relationship to commence in the areas of direct to distribution, direct to store, special order sales and e-commerce. Effective immediately, the SBAs provided the opportunity for ECOB, for the first time in Company history, position for retail sales, its flagship product Eco Red Shield protected lumber on the shelves of North America’s largest lumber retail outlet, The Home Depot. Upon the rollout of the pilot program, Eco Red Shield was immediately made available on the shelf, in the form of six SKUs, for retail sales in nine (9) stores in the New York, New Jersey and Philadelphia metro areas. The six SKUs rounding out the product assortment included a selection of dimensional and panel lumber products coated with ECOB’s proprietary Eco Red Shield protective coating. Also of importance in this pilot program was the channel opportunity for special order sales. Each of the initial nine stores in the pilot program were also activated in the special order sales program, enabling The Home Depot to market and make available to its vast customer base, a new way of doing business, ultimately supporting The Home Depot’s desire to increase contractor sales. Throughout the progression of the pilot program, stores not initially selected for inclusion were soon activated. This expansion provided three (3) more locations in the northeastern US for both in-stock and special order sales, and an additional twenty-seven (27) stores exclusive in the special order sales program in both the northeastern US and in Southern California markets. The Company treated on the shelf material for in store cash and carry sales at the Salem, Oregon facility and utilize our newly expanded New Jersey facility to facilitate special order sales from within the region. In summary, ECOB is conducting its retail business with The Home Depot in a total of thirty-nine (39) locations across the United States. The Eco Red Shield pilot program evaluation anniversary is on or about the 22nd of October 2013, at which time ECOB management and The Home Depot will meet to discuss strategy and future plans in the realm of retail business with respect to Eco Red Shield protected lumber. ECOB continues to market and sell “Advance Framing Lumber” through various Home Depot retail sales channels.  Further discussions and plans have taken place on how best to scale the efforts already achieved.  On November 4, 2013 The Home Depot has updated the vendor Supply Buying Agreements with ECOB to afford the company with favorable terms moving forward. No firm commitments have been made by either party at this time.

On or about October 30, 2013, The Company was successful to meet the current requirements of the ICC-ES in order to reinstate ESR-3255  from the prior suspension classification.  This resulted in the Company successfully supplying testing data as required by the ICC-ES on a yearly basis.  Albeit the data had some anomalies of question, ongoing analysis and potential changes are being contemplated to allow the Company to maintain our ESR-3255 certification as currently specified.  The Company is now in the process to switch third party monitoring and inspection service to better consolidate our current programs into a single source.

The Eco Building Products line includes dimensional lumber, wall and floor panels, I-joists, GluLam Beams, LVL beams, truss lumber and trim. These products can be coated at our production facilities and at the mill or distributor with our proprietary formula and coating machines. Additionally the company has six authorized affiliates producing Eco Red Shield coated products. The Company sells concentrated coating materials to the affiliate network creating additional revenue streams. The Company plans to increase the affiliate network significantly over the next four quarters providing the Company with higher margin chemical sales opportunities.

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

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the income tax related balances. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three months ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2013 Annual Report on Form 10-K.

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

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current operational expenses of approximately three hundred thousand dollars a month is required to continue to operate. This is achieved either through profit from sales; or by management seeking additional financing through the sale of its common stock, and/or through private placements the minimum operational expenses must be met in order to relive the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. This has resulted in a decrease of sales revenues due to the unwinding of contracts serviced by E Build &Truss division.  This division is now dormant allowing the Company to preserve cash and reduce overhead expense while we transition into the direct sales of finished goods (Home Depot), coating services and chemical sales to affiliates. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2013 as Compared to the Three Months Ended September 30, 2012

Revenues and Cost of Sales - For the three months ended September 30, 2013, we had total revenues of $403,050 from product sales, as compared to $1,060,424 in revenues from product and equipment sales for three month period ended September 30, 2012.  Our cost of sales and gross profit for the three months ended September 30, 2013 was $265,327 and $143,001, respectively. This is compared to our cost of sales and gross profit for the three months ended September 30, 2012 of $811,682 and $248,744, respectively. Sales margins continue to remain flat; however gross sales have not yet developed to sufficient levels to improve efficiencies.

Operating Expenses - For the three months ended September 30, 2013, our total operating expenses were $955,896.  This is compared to $2,002,450 for the three month period ended September 30, 2012. Included in our operating expenses for the three months ended September 30, 2013 were compensation and related costs of $366,582. Professional fees included in our operating expenses for the three months ended September 30, 2013 amounted to $62,637.  Other significant operating costs we incurred during the three months ended September 30, 2013 included rent of $198,448, consulting fees of $62,637, marketing of $22,837, research and development of $31,800, and other general and administrative costs of $273,592. Our operating expenses for the three months ended September 30, 2012 consisted of $474,911 of compensation and related costs, $745,307 of professional and consulting fees, $210,620 of rent expense, $95,217 of research and development expense, $92,468 of marketing expense, and $383,927 of other general and administrative expenses.

Other Income and Expenses - For the three months ended September 30, 2013 we had other expenses that included interest expense of $2,608,271.  We incurred $1,541,745 for the gain on derivative of our convertible notes payable. This is compared to the three months ended September 30, 2012, in which our other income and expenses included interest expense of $2,677,202 and loss on modification of $448,437 of debt related to the fair value of the common stocks granted to the debtors who assumed the loan that we have previously written off.

Overall the Company has adjusted the expense to better align with revenue.  The decline in revenue and expenses can be attributed to the unwinding of contracts serviced by E Build &Truss division.  This division is now dormant allowing the Company to preserve cash and reduce overhead expense while we transition into the direct sales of finished goods (Home Depot), coating services and chemical sales to affiliates.

Liquidity and Capital Resources

On September 30, 2013, we had $15,370 cash on hand.  During the three months ended September 30, 2013, net cash used in our operating activities amounted to $806,539. Cash of $783,190 was provided by financing activities during the same period, which consisted of $500,000 proceeds from issuance of common stocks, $60,000 proceeds from third party advances, $380,000 proceeds from third party convertible notes payable, offset by $112,096 repayment of third party notes payable and $43,420 repayment of related party notes payable.

During the three month ending September 30, 2012, net cash used in our operating activities amounted to $783,034.  Cash of $21,523 was used by investing activities during the same period.  Cash of $696,700 was provided by financing activities during the same period, which consisted of $471,000 proceeds from debt issuance from third parties, $235,455 proceeds from related party advances and notes, less $9,755 payment to third party loan payable.

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

We may continue to incur operating losses over the next nine months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing activities with special purpose entities.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.       Controls and Procedures.

Effectiveness of internal control over financial reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act.  Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of April 30, 2013, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

The material weaknesses assessed by our management were related to the tracking and valuation of our inventory, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our financial statements.  This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

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

The Company expects to remediate these weaknesses prior to the completion of the quarter ended September 30, 2014.

The Company deemed that the internal control over financial reporting for the Company as of September 30, 2013 is not effective.

Changes in Internal Controls

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

At September 30, 2013, the Company is involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and   dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

Item 1A.    Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2013, the Company issued 166,666,000 shares of common stock to an individual investor sold at an aggregate offering price of $0.003 a shares for total cash consideration of $500,000.

Convertible Note - $15,000 Financing

On July 18, 2013, the Company issued a 10% Convertible Note due January 18, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $15,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $304 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $6,033 of the debt discount to interest expense, leaving $8,967 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $17,166 and recognized a gain of $8,346 on derivative liability and the interest expense over debt original discount from derivative liability was $10,512. The balance of this note payable at September 30, 2013 was $15,000 and accrued interest of $304.

Convertible Note - $10,000 Financing

On July 18, 2013, the Company issued a 10% Convertible Note due January 18, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $10,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

Convertible Note - $10,000 Financing

On July 18, 2013, the Company issued a 10% Convertible Note due January 18, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $10,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $203 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $4,022 of the debt discount to interest expense, leaving $5,978 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $11,444 and recognized a gain of $5,564 on derivative liability and the interest expense over debt original discount from derivative liability was $7,008. The balance of this note payable at September 30, 2013 was $15,000 and accrued interest of $203.

Convertible Note - $50,000 Financing

On July 18, 2013, the Company issued a 10% Convertible Note due January 18, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $50,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

Convertible Note - $25,000 Financing

On July 18, 2013, the Company issued a 10% Convertible Note due January 18, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $25,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $507 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $10,054 of the debt discount to interest expense, leaving $14,946 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $28,609 and recognized a gain of $13,911 on derivative liability and the interest expense over debt original discount from derivative liability was $17,520. The balance of this note payable at September 30, 2013 was $25,000 and accrued interest of $507.

During the three months period ended September 30, 2013, the Company recorded $1,014 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $20,109 of the debt discount to interest expense, leaving $29,891 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $57,219 and recognized a gain of $27,822 on derivative liability and the interest expense over debt original discount from derivative liability was $35,041. The balance of this note payable at September 30, 2013 was $50,000 and accrued interest of $1,014.

Convertible Note - $25,000 Financing

On July 18, 2013, the Company issued a 10% Convertible Note due January 18, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $25,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $507 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $10,054 of the debt discount to interest expense, leaving $14,946 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $28,609 and recognized a gain of $13,911 on derivative liability and the interest expense over debt original discount from derivative liability was $17,520. The balance of this note payable at September 30, 2013 was $25,000 and accrued interest of $507.

Convertible Note - $15,000 Financing

On July 22, 2013, the Company issued a 10% Convertible Note due January 22, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $15,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $288 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $5,707 of the debt discount to interest expense, leaving $9,293 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $17,255 and recognized a gain of $8,348 on derivative liability and the interest expense over debt original discount from derivative liability was $10,063. The balance of this note payable at September 30, 2013 was $15,000 and accrued interest of $288.

Convertible Note - $15,000 Financing

On July 22, 2013, the Company issued a 10% Convertible Note due January 22, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $15,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $288 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $5,707 of the debt discount to interest expense, leaving $9,293 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $17,455 and recognized a gain of $13,447 on derivative liability and the interest expense over debt original discount from derivative liability was $15,892. The balance of this note payable at September 30, 2013 was $15,000 and accrued interest of $288.

Convertible Note - $150,000 Financing

On September 3, 2013, the Company issued a 8% Convertible Note due September 2, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $150,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.1 (“Fixed Price”) and (b) 45% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $888 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $11,507 of the debt discount to interest expense, leaving $138,493 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $250,689 and recognized a gain of $120,899 on derivative liability and the interest expense over debt original discount from derivative liability was $221,588. The balance of this note payable at September 30, 2013 was $150,000 and accrued interest of $888.

Convertible Note - $50,000 Financing

On September 9, 2013, the Company issued a 10% Convertible Note due March 9, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $50,000. The Note matures approximately 6 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to $1,000 per day. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.005 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $288 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $5,801 of the debt discount to interest expense, leaving $44,199 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $64,023 and recognized a gain of $94,149 on derivative liability and the interest expense over debt original discount from derivative liability was $108,172. The balance of this note payable at September 30, 2013 was $50,000 and accrued interest of $288.

Convertible Note - $500,000 Financing

On September 4, 2013, the Company issued a 12% Convertible Note due September 4, 2015 (the “Note”) to an accredited investor pursuant to which the Company borrowed $500,000. The Note matures approximately 2 years from the date of issue, bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. The principal sum is up to $500,000 plus accrued and unpaid interest and any other fees. The consideration is $450,000 payable by wire and $50,000 is original issue discount (“OID”). The Lender shall pay $50,000 of Consideration upon closing of the Note. The Lender offered 0% interest for the first three months. After three months, a one-time interest charge of 12% shall be applied to the Principal Sum. Any interest payable is in addition to OID and that OID remains payable regardless of time and manner payment by the Company. The Company received $50,000 from the Lender on September 4, 2013. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.03 (“Fixed Price”) and (b) 60% of the lowest daily VWAP occurring during the twenty five (25) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months period ended September 30, 2013, the Company recorded $288 in interest expense on the note. For the three months ended September 30, 2013, the Company had amortized the $1,781 of the debt discount to interest expense, leaving $48,219 in unamortized debt discount at September 30, 2013. As of September 30, 2013, the derivative liability was $143,513 and recognized a gain of $195,801 on derivative liability and the interest expense over debt original discount from derivative liability was $289,314. The balance of this note payable at September 30, 2013 was $50,000 and accrued interest of $288.

The above securities were issued in reliance on the exemption under Section 4(2) of the Securities Act. These securities of our common stock qualified for exemption under Section 4(2) since the issuance of the securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

None.

Item 6.       Exhibits.

Exhibit Number	Exhibit Title	Filing Method

3.1	Articles of Incorporation, filed as exhibit 3.1.1 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.	Incorporated by Reference

3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.	Incorporated by Reference

3.3	Amended Articles of Incorporation ; filed as exhibit 3.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009.	Incorporated by Reference

3.4	Amended Articles of Incorporation ; filed as exhibit 3.3 with the registrant’s Annual Report on Form 10-K; filed with the Securities and Exchange Commission on September 28, 2011.	Incorporated by Reference

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this reported to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2013	By:	/s/ Steve Conboy
Steve Conboy, President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)