Form 10-Q
period 2013-12-31
ECO Building Products, Inc.
filed 2014-02-19
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The number of shares outstanding of each of the issuer's classes of common equity as of February 18, 2014:  1,853,332,270 shares of common stock.

Eco Building Products, Inc.

Contents

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	Dec 31	June 30
	2013	2013

ASSETS
CURRENT ASSETS
Cash	$5,836	$38,719
Accounts receivable, net of allowance for doubtful accounts of $152,143
and $152,143, respectively	65,878	208,376
Inventories, net of allowance for obsolete inventory or $47,264 and $47,264, respectively	663,943	782,138
Prepaid expenses	8,797	8,797
Notes receivable - related party	98,669	106,669
Other current assets	33,600	7,100
Total current assets	876,723	1,151,799

PROPERTY AND EQUIPMENT, net	922,517	1,027,331

TOTAL ASSETS	$1,799,240	$2,179,130

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,537,205	$1,348,747
Payroll and taxes payable	2,831,851	2,501,005
Accrued interest	1,542,439	1,068,866
Deferred revenue	-	140,000
Other payables and accrued expenses	180,438	225,745
Derivative Liability	6,427,542	9,179,309
Convertible notes payable, net of debt discount	3,969,410	1,532,909
Current maturities of notes payable	8,278	8,278
Loans payable - related party	530,171	509,151
Loans payable - other	413,294	1,303,136
Total current liabilities	17,440,628	17,817,146

LONG TERM LIABILITIES
Notes payable, less current maturities	6,217	9,103
Total long term liabilities	6,217	9,103

TOTAL LIABILITIES	$17,446,845	$17,826,249

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 500,000,000 shares authorized,
no shares issued and outstanding at Dec 31, 2013	$-	$-
Common stock, $0.001 par value, 2,000,000,000 shares authorized,
1,395,462,654 and 499,221,857 shares issued and outstanding at Dec 31, 2013
and June 30, 2013	$1,395,463	$499,222
Treasury Stock	(28,661)	(53,899)
Additional paid-in capital	33,343,064	29,943,445
Accumulated deficit	(50,357,471)	(46,035,887)
Total stockholders' deficit	(15,647,605)	(15,647,119)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,799,240	$2,179,130

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	3-month ended	3-month ended
	June 30	June 30
	2013	2012
REVENUE
Product sales, net discount allowance	$316,347	$920,815
Labor sales	-	441,918

TOTAL REVENUE	$316,347	$1,362,733

COST OF SALES
Cost of sales - Product	257,442	907,713
Cost of sales - Labor	-	317,590

TOTAL COST OF SALES	$257,442	$1,225,303

GROSS PROFIT	58,905	137,430

OPERATING EXPENSES
Research and development	27,334	36,802
Marketing	28,034	197,506
Goodwill/Donation		9,233
Compensation and related expenses	840,781	635,077
Rent - facilities	224,797	207,858
Professional and consulting fees	203,572	311,721
Other general and administrative expenses	276,994	1,154,475

Total operating expenses	1,601,512	2,552,672

LOSS FROM OPERATIONS	(1,542,607)	(2,415,242)

OTHER INCOME (EXPENSE)
Interest income	-	-
Interest expense	(4,683,244)	(863,627)
Gain on derivative	3,783,688	-
Loss on modification of debt		(694,887)
Other Income	-	1,381

Total other expense	(899,556)	(1,557,133)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,442,163)	(3,972,375)

NET LOSS	$(2,442,163)	$(3,972,375)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	(0.00)	(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	1,057,489,398	259,034,327

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CODENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Six Months Ended December 31,
	2013	2012

Cash flows from operating activities
Net Loss	$(4,321,584)	$(8,834,165)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization expense	104,815	84,425
Amortization of loan fee	-	1,078,861
Amortization of debt discount	3,574,500	949,319
Loss on modification of debt	-	1,161,150
Common stock issuance for services	143,278	1,279,250
Common stock issuance for payment of rent and lease settlement		350,000
Shares reissued to officers from treasury	353,331	-
Stock Based Compensation	700,000	14,190
Expenses paid on behalf of the Company	175,615	-
Gain on derivative liability fair value adjustment	(5,325,433)	-
Initial interest expense on value of derivative (excess)	2,076,448	-
Changes in assets and liabilities:
Accounts receivable	142,498	(100,452)
Inventory	118,195	(154,559)
Prepaid expenses and current assets	(26,500)	945,552
Accounts payable	188,456	141,081
Payroll and taxes payable	330,845	-
Deferred Revenue	(140,000)	-
Other payable and accrued expenses	(44,053)	346,539
Accrued interest	627,271	289,367
Net cash used in operating activities	(1,322,318)	(2,449,443)

Cash flows from investing activities
Purchase of property and equipment	-	(21,523)
Net cash used in investing activities	-	(21,523)

Cash flows from financing activities
Notes receivable payments	8,000	-
Proceeds from related party line of credit advances	95,000	-
Proceeds from short term notes payable	-	632,511
Proceeds from convertible notes payable	780,000	1,519,821
Repayments on notes payable	(112,096)	-
Proceeds from issuance of common stock	600,000	307,432
Repayments on notes payable - vehicles loan	(7,489)	-
Repayments of notes payable - related party	(73,980)	-
Net cash provided by financing activities	1,289,435	2,459,764

Net change in cash and cash equivalent	(32,883)	(11,202)
Cash and cash equivalent at the beginning of year	38,719	111,251

Cash and cash equivalent at the end of year	$5,836	$100,049

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$310,751

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for conversion of notes payable and convertible notes payable	$2,342,984	$224,523
Conversion from promissory notes payable to convertible notes payable	$833,082	$-
Fair value of derivative liability and debt discount	$1,748,200	$-

See accompanying notes to condensed consolidated financial statements

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Organization and Basis of Presentation

Basis of Presentation
The accompanying condensed consolidated financial statements as of December 31, 2013, and for the three and six months ended December 31, 2013 and 2012 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the unaudited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $50,357,471, current year net loss of $4,321,584, recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations.

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

2.   Summary of Significant Accounting Policies

Loss Per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potential common shares at December 31, 2013 that have been excluded from the computation of diluted net loss per share are convertible debt into 6,718,895,488 shares of common stock and options exercisable into 1,200,000 shares of common stock.  Potential common shares at June 30, 2013 that have been excluded from the computation of diluted net loss per share are warrants exercisable into 50,250,000  shares of common stock and options exercisable into 1,200,000 shares of common stock.  Accordingly, total common share equivalents of 6,720,095,488 and 51,450,000 were excluded in the computation of diluted net loss per share for the three and six months ended December 31, 2013 and 2012, respectively, because the effect would be anti-dilutive.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Recent Accounting Pronouncements

Management has determined that no new accounting pronouncements during the period that would affect the condensed consolidated financial statements.

3.   Balance Sheet details

As of December 31, 2013, inventories consisted of the following:

Chemicals	$113,303
Lumber	550,640
$663,943

All of the Company’s inventories are pledged as collateral for the Company’s $968,200 Senior Secured Notes (see Note 4). In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated lumber.

Accrued Liabilities

As of December 31, 2013, the Company owed $1,335,704 in past due payroll taxes and accrued penalties. The Company has filed the necessary payroll tax reports with the impacted taxing authorities and is currently on a periodic payment plan. These amounts are recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at December 31, 2013, the Company owed $154,491 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.

As of June 30, 2013, the Company owed $1,388,739 in past due payroll taxes and accrued penalties. The Company has filed the necessary payroll tax reports with the impacted taxing authorities and is currently on a periodic payment plan. These amounts are recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at June 30, 2013, the Company owed $199,798 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.

4.   Notes Payable

The following table summarizes the notes payable as of December 31, 2013.

	As of December 31, 2013
Description	Short term	Long term

Convertible notes, net	$3,969,410	$—
Auto notes payable	8,278	6,217
Loan payable - related party	530,171	—
Loan payable - other	413,294	—
Total notes payable	$4,916,153	$6,217

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of June 30, 2013
Description	Short term	Long term

Convertible notes, net	$1,532,909	$—
Auto notes payable	8,278	9,103
Loan payable - related party	509,151	—
Loan payable - other	1,303,136	—
Total notes payable	$3,353,474	$9,103

Following is further disclosure of each note payable.

Convertible Notes

At December 31, 2013, the Company issued convertible notes and the convertible notes can be converted to common stock in connection with raising equity and debt financing. However, as of December 31, 2013, the Company’s number of potential common shares plus the number of actual common shares outstanding (“Committed Shares”) exceeded the number of common shares authorized to issue in accordance with ASC 815-40-19 “Contracts in Entity’s Own Equity”. The number of outstanding common shares plus the potential common share liability has exceeded the amount of authorized shares, therefore the Company has to employ ASC 815-40-19 (“ASC 815”) to value options issued for the potential liability associated with the convertible notes. The Company has estimated the fair value of the derivative financial instruments by using the Black-Scholes option valuation technique.

Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes. This liability represents the maximum amount management believes the Company would have been liable for if the Company were required to meet all of its committed share obligations.

During the six months ended December 31, 2013, the Company issued an aggregate of $1,732,590 convertible promissory notes, including $780,000 in new convertible notes, and increasing existing notes outstanding balances by $952,590 for additional fees and conversion terms, to various creditors that mature from November 30, 2013 to May 15, 2014. These notes are convertible into the Company’s common shares, at the holder’s option, at conversion prices equal to the lesser of (a) a “Fixed Price” of $0.0025 or (b) an amount ranging from 50% of the stock’s trading price, defined as the lowest average or actual (range of) (3) three to (5) five trading prices of the (range of) 20 trading days immediately prior to the date of conversion.

The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model. Following are the ranges of inputs (or assumptions) the Company used to value the derivative liabilities at note issuances, conversion dates, and at period end:

(1)	dividend yield of 0%
(2)	expected volatility of 8.71% to 13.35%
(3)	risk-free interest rate of 0.01% to 0.08%
(4)	expected life of 33 days to 334 days, and
(5)	estimated fair value of the Company’s common stock of $0.0011 to $0.0107 per share.

For all convertible notes described in the following paragraphs, the fair value of the resulting derivative liability was $6,427,542 and $9,179,309 at December 31, 2013 and June 30, 2013, respectively, with corresponding debt discounts with an aggregate balance of $2,953,366 and $4,779,975, respectively and corresponding amortization of debt discount (interest expense) of $3,574,809. Additionally, during the period ended December 31, 2013, because the initial

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

valuation of the derivative liabilities exceeded the face value of the convertible notes and the corresponding discounts, the Company recorded interest expense of $2,461,584, representing an expense for the value of the derivative over the discounts recorded. Lastly during the period, after conversions and/or valuation of the derivative liability, the Company recorded a gain on derivative liability of $5,325,433, which represents the changes in the fair value of the derivative liability.

$5,000,000 convertible line of credit (loan facility)

As of December 31, 2013, the Company had a $2,913,696 balance on convertible credit facility due to a third party creditor, represented by a convertible note payable bearing interest of twelve percent (12%) per annum and is due May 29, 2014. The creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.During the six months ended December 31, 2013, the Company had amortized $2,906,445 of the debt discount to interest expense, leaving $1,655,199 in unamortized debt discount at December 31, 2013. As of December 31, 2013, the Company recorded a derivative liability of $2,885,387 and corresponding gain on change in derivative liability $3,688,609.

During the six months ended December 31, 2013, the Company converted $431,105 convertible notes into 292,164,295 shares of common stock and the outstanding convertible notes as of December 31, 2013 was $2,913,696.  During the three and six months ended December 31, 2013, the Company recorded $0 interest expense on the convertible note which was over the original debt discount from derivative liability.  During the three and six months ended December 31, 2013, the Company recorded $556,637 conversion of derivative to additional paid in capital.

As of December 31, 2013 and June 30, 2013, the balance on this line of credit was $4,568,895 and $5,000,000, respectively. The Company accrued $254,397 in interest for the six months ended December 31, 2013 leaving balances in accrued interest of $797,361 and $542,964 as of December 31, 2013 and June 30, 2013, respectively.

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

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the six months ended December 31, 2013, the Company converted $247,000 convertible notes into 40,888,553 shares of common stock and the outstanding convertible notes as of December 31, 2013 was $0. The Company had $0 in unamortized debt discount at December 31, 2013. As of December 31, 2013, the derivative liability was $0 and recognized a gain of $183,841 on derivative liability. During the six months ended December 31, 2013, the Company recorded $0 interest expense on the convertible note which was over the original debt discount from derivative liability. During the six months ended December 31, 2013, the Company recorded $514,050 conversion of derivative to additional paid in capital, respectively.

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

During the six months ended December 31, 2013, the Company accrued $150 of interest expense related to this Note. As of the three and six months ended December 31, 2013, the Company had amortized the $0 and $134 of the debt discount to interest expense, leaving $108 in unamortized debt discount at the period ended December 31, 2013. As of December 31, 2013, the derivative liability was $8,587 and recognized a loss of $1,556 on derivative liability. The balance of this note payable at December 31, 2013 and June 30, 2013 was $5,000 and $5,000, respectively, and accrued interest of $179 and $29, respectively.

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

During the six months ended December 31, 2013, the Company accrued $3,025 of interest expense related to this Note, respectively. As of the period ended December 31, 2013, the Company had amortized the $12,602 and $25,205 of the debt discount to interest expense, respectively, leaving $22,055 in unamortized debt discount at the period ended December 31, 2013. As of December 31, 2013, the derivative liability was $80,241 and recognized a loss of $2,951 on derivative liability. During the six months ended December 31, 2013, the Company recorded $0 interest expense on the convertible note which was over the original debt discount from derivative liability. The balance of this note payable at December 31, 2013 and June 30, 2013 was $50,000 and $50,000, respectively with accrued interest of $3,387 and $362, respectively.

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

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the six months ended December 31, 2013, the Company accrued $1,488 of interest expense related to this Note, respectively. As of December 31, 2013, the Company had amortized the $12,293 and $24,861 of the debt discount to interest expense, respectively, leaving $139 in unamortized debt discount at the period ended December 31, 2013. As of the period ended December 31, 2013, the derivative liability was $28,571 and recognized a gain of $7,173 on derivative liability. During the six months ended December 31, 2013, the Company recorded $0 interest expense on the convertible note which was over the original debt discount from derivative liability. The balance of this note payable at December 31, 2013 and June 30, 2013 was $25,000 and $25,000, respectively with accrued interest of $1,513 and $25, respectively.

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

During the six months ended December 31, 2013, the Company accrued $7,022 of interest expense related to this Note. As of the period ended December 31, 2013, the Company had amortized $76,241 of the debt discount to interest expense, leaving $9,421 in unamortized debt discount at the period ended December 31, 2013. As of December 31, 2013, the derivative liability was $78,762 and recognized a gain of $57,851 on derivative liability. During the six months ended December 31, 2013, the Company recorded $0 interest expense on the convertible note which was over the original debt discount from derivative liability.

During the six months ended December 31, 2013, the Company converted $55,000 convertible notes into 30,555,555 shares of common stock and the outstanding convertible notes as of December 31, 2013 was $45,619, net of discount. During the six months ended December 31, 2013, the Company recorded $0 interest expense on the convertible note which was over the original debt discount from derivative liability. During the three and six months ended December 31, 2013, the Company recorded $18,660 conversion of derivative to additional paid in capital. The balance of this note payable at December 31, 2013 and June 30, 2013 was $55,000 and $110,000, respectively with accrued interest of $8,167 and $1,145, respectively.

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

During the six months ended December 31, 2013, the Company accrued $14,195 of interest expense related to this Note, respectively. For the six months ended December 31, 2013, the Company had amortized the $60,167 of the debt discount to interest expense, leaving $0 in unamortized debt discount at December 31, 2013. As of December 31, 2013, the derivative liability was $36,786 and recognized a gain of $84,209 on derivative liability. During the six months ended December 31, 2013, the investor converted $159,410, including $143,623 of principle and $15,787 of accrued interest payable into 49,180,549 shares of common stock, leaving a balance of this note payable at December 31, 2013 and June 30, 2013 of $89,796 and $173,252, net of discount, respectively, and accrued interest of $2,262 and $3,854, respectively. During the six months ended December 31, 2013, the Company recorded $84,209 conversion of derivative to additional paid in capital.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the six months period ended December 31, 2013, the Company accrued $21,380 of interest expense related to this Note. As of December 31, 2013, there is $0 in unamortized debt discount. As of December 31, 2013, the derivative liability was $176,939 and recognized a loss of $62,414 on derivative liability. During the six months ended December 31, 2013, the investor converted $114,880 into 29,519,607 shares of common stock, leaving a balance of this note payable at December 31, 2013 and June 30, 2013 of $195,870 and $173,252, respectively, and accrued interest of $2,262 and $3,854, respectively. During the six months ended December 31, 2013, the Company recorded $55,119 conversion of derivative to additional paid in capital. The balance of this note payable at December 31, 2013 and June 30, 2013was $195,870 and $310,750, respectively, and accrued interest of $66,973 and $27,372, respectively.

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

During the six months period ended December 31, 2013, the Company accrued $836 in interest expense and transfer of $18,287 interest expense on the note. As of December 31, 2013, there is $0 in unamortized debt discount. As of December 31, 2013, the derivative liability was $115,868 and recognized a loss of $55,028 on derivative liability and the interest expense over debt original discount from derivative liability was $0. During the six months period ended December 31, 2013, the Company paid $15,610 expenses, leaving the balance of this note payable at December 31, 2013 and June 30, 2013 was $90,795 and $106,405, respectively, and accrued interest of $836 and $18,287, respectively.

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

During the six months period ended December 31, 2013, the Company accrued $11,950 in interest expense on the note. As of December 31, 2013, there is $0 in unamortized debt discount. As of December 31, 2013, the derivative liability was $6,066 and recognized a gain of $151,461 on derivative liability and the interest expense over debt original discount from derivative liability was $0. During the six months ended December 31, 2013, the investor converted $45,019 including $40,000 of principle and $5,019 of accrued interest payable into 45,440,836 shares of common stock, leaving a balance of this note payable at December 31, 2013 and June 30, 2013 of $130,000 and $170,000, respectively, accrued interest of $32,727 and $25,996, respectively. During the three and six months ended December 31, 2013, the Company recorded $9,220 conversion of derivative to additional paid in capital.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the six months period ended December 31, 2013, the Company recorded $1,375 in interest expense on the note. As of December 31, 2013, there is $0 in unamortized debt discount. As of December 31, 2013, the derivative liability was $18,448 and recognized a gain of $37,510 on derivative liability. The balance of this note payable at December 31, 2013 and June 30, 2013 was $55,000 and $55,000, respectively, and accrued interest of $5,899 and $4,524, respectively.

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

During the six months period ended December 31, 2013, the Company recorded $304 in interest expense on the note. For the six months ended December 31, 2013, the Company had amortized the $5,999 of the debt discount to interest expense, leaving $9,001 in unamortized debt discount at December 31, 2013. As of December 31, 2013, the derivative liability was $20,028 and recognized a gain of $5,484 on derivative liability and the interest expense over debt original discount from derivative liability was $10,512. The balance of this note payable at December 31, 2013 was $15,000 and accrued interest of $682.

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

During the six months period ended December 31, 2013, the Company recorded $455 in interest expense on the note. For the six months ended December 31, 2013, the Company had amortized the $4,009 of the debt discount to interest expense, leaving $5,991 in unamortized debt discount at December 31, 2013. As of December 31, 2013, the derivative liability was $13,078 and recognized a gain of $3,930 on derivative liability and the interest expense over debt original discount from derivative liability was $7,008. The balance of this note payable at December 31, 2013 was $10,000 and accrued interest of $455.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

During the six months period ended December 31, 2013, the Company recorded $1,137 in interest expense on the note. For the six months ended December 31, 2013, the Company had amortized the $22,554 of the debt discount to interest expense, leaving $2,446 in unamortized debt discount at December 31, 2013. As of December 31, 2013, the derivative liability was $33,381 and recognized a gain of $9,139 on derivative liability and the interest expense over debt original discount from derivative liability was $17,520. The balance of this note payable at December 31, 2013 was $25,000 and accrued interest of $1,137.

During the six months period ended December 31, 2013, the Company recorded $2,274 in interest expense on the note. For the six months ended December 31, 2013, the Company had amortized the $45,109 of the debt discount to interest expense, leaving $4,891 in unamortized debt discount at December 31, 2013. As of December 31, 2013, the derivative liability was $66,761 and recognized a gain of $51,733 on derivative liability and the interest expense over debt original discount from derivative liability was $68,494. The balance of this note payable at December 31, 2013 was $50,000 and accrued interest of $2,274.

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

During the six months period ended December 31, 2013, the Company recorded $1,137 in interest expense on the note. For the six months ended December 31, 2013, the Company had amortized the $22,554 of the debt discount to interest expense, leaving $2,446 in unamortized debt discount at December 31, 2013. As of December 31, 2013, the derivative liability was $33,381 and recognized a gain of $9,139 on derivative liability and the interest expense over debt original discount from derivative liability was $17,520. The balance of this note payable at December 31, 2013 was $25,000 and accrued interest of $1,137.

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

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months period ended December 31, 2013, the Company recorded $288 in interest expense on the note. For the six months ended December 31, 2013, the Company had amortized the $12,450 of the debt discount to interest expense, leaving $2,550 in unamortized debt discount at December 31, 2013. As of December 31, 2013, the derivative liability was $20,115 and recognized a gain of $11,018 on derivative liability and the interest expense over debt original discount from derivative liability was $10,063. The balance of this note payable at December 31, 2013 was $15,000 and accrued interest of $288.

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

During the six months period ended December 31, 2013, the Company recorded $288 in interest expense on the note. For the six months ended December 31, 2013, the Company had amortized the $5,686 of the debt discount to interest expense, leaving $9,314 in unamortized debt discount at December 31, 2013. As of December 31, 2013, the derivative liability was $20,115 and recognized a gain of $10,777 on derivative liability and the interest expense over debt original discount from derivative liability was $15,892. The balance of this note payable at December 31, 2013 was $15,000 and accrued interest of $288.

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

During the six months period ended December 31, 2013, the Company recorded $4,868 in interest expense on the note. For the six months ended December 31, 2013, the Company had amortized the $49,315 of the debt discount to interest expense, leaving $100,685 in unamortized debt discount at December 31, 2013. As of December 31, 2013, the derivative liability was $292,777 and recognized a gain of $78,811 on derivative liability and the interest expense over debt original discount from derivative liability was $221,588. The balance of this note payable at December 31, 2013 was $150,000 and accrued interest of $888.

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

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months period ended December 31, 2013, the Company recorded $1,548 in interest expense on the note. For the six months ended December 31, 2013, the Company had amortized the $31,225 of the debt discount to interest expense, leaving $18,775 in unamortized debt discount at December 31, 2013. As of December 31, 2013, the derivative liability was $74,608 and recognized a gain of $83,564 on derivative liability and the interest expense over debt original discount from derivative liability was $108,172. The balance of this note payable at December 31, 2013 was $50,000 and accrued interest of $1,548.

Convertible Note - $500,000 Financing

On September 4, 2013, the Company issued a 12% Convertible Note due September 4, 2015 (the “Note”) to an accredited investor pursuant to which the Company borrowed $500,000. The Note matures approximately 2 years from the date of issue, bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. The principal sum is up to $500,000 plus accrued and unpaid interest and any other fees. The consideration is $450,000 payable by wire and $50,000 is original issue discount (“OID”). The Lender paid $50,000 of Consideration upon closing of the Note. The Lender offered 0% interest for the first three and six months. After three and six months, a one-time interest charge of 12% shall be applied to the Principal Sum. Any interest payable is in addition to OID and that OID remains payable regardless of time and manner payment by the Company. The Company received $50,000 from the Lender on September 4, 2013. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.03 (“Fixed Price”) and (b) 60% of the lowest daily VWAP occurring during the twenty five (25) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the six months period ended December 31, 2013, the Company recorded $254 in interest expense on the note. For the six months ended December 31, 2013, the Company had amortized the $8,082 of the debt discount to interest expense, leaving $41,918 in unamortized debt discount at December 31, 2013. As of December 31, 2013, the derivative liability was $77,891 and recognized a gain of $261,423 on derivative liability and the interest expense over debt original discount from derivative liability was $289,314. The balance of this note payable at December 31, 2013 was $50,000 and accrued interest of $254.

Convertible Note - $400,000 Financing

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

During the six months period ended December 31, 2013, the Company recorded $9,863 in interest expense on the note. For the six months ended December 31, 2013, the Company had amortized the $141,637 of the debt discount to interest expense, leaving $258,363 in unamortized debt discount at December 31, 2013. As of December 31, 2013, the derivative liability was $624,093 and recognized a gain of $335,320 on derivative liability and the interest expense over debt original discount from derivative liability was $559,313. The balance of this note payable at December 31, 2013 was $400,000 and accrued interest of $9,863.

Convertible Note - $968,200 Financing

On October 28, 2013, the Company combined outstanding promissory notes including $135,118 interest expense and $833,082 transfer from promissory notes and converted to convertible notes to extend the due date to November 30, 2013 (the “Note”) to Gemini pursuant to which the Company borrowed $968,200. The Note bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. Upon issuance of the Senior Secured Convertible Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to $0.0025 immediately preceding the applicable Conversion Date.  The Company agreed to pay the principal sum of $968,200 and interest on the outstanding principal amount of the promissory note to Gemini Finance Corp. on or before November 30, 2013.

During the six months period ended December 31, 2013, the Company recorded $23,873 in interest expense on the note. For the six months ended December 31, 2013, the Company had amortized the $155,690 of the debt discount to interest expense, leaving $812,510 in unamortized debt discount at December 31, 2013.  Per the Note, the Company converted $91,093 into common stocks. As of December 31, 2013, the derivative liability was $1,748,574 and recognized a gain of $373,334 on derivative liability and the interest expense over debt original discount from derivative liability was $1,153,708. The balance of this note payable at December 31, 2013 was $877,108 and accrued interest of $23,873.

The following is the summary of convertible notes payable as of December 31, 2013:

Balance as of June 30, 2013, net of discount	$1,532,909

Additions from new convertible notes issued	1,732,593
Net debt discount on convertible notes	1,826,609
Conversion of convertible notes - principal to common stocks (1)	(1,122,701)

Balance as of December 31, 2013, net of discount	$3,969,410

(1) The Company converted principal and interest of $1,143,507 and $250,198, respectively to common stocks for the three and six months ended on December 31, 2013.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loan Payable – Other
Auto Notes Payable
The Company entered in an auto loan agreement on November 7, 2011 to purchase a Ford 150 pickup truck. The principal amount of the loan is $27,095 and the interest rate 9.99%. The loan will be matured on October 7, 2015. The Company is currently paying $690 auto payment per month. For the period ended December 31, 2013 and June 30, 2013, the balances of the auto loan were $8,278 and $8,278 (current maturities) and $6,217 and $9,103 (long-term potion), respectively.

Secured Promissory Notes
At June 30, 2012, the Company was indebted for $44,500 for amounts received in prior years for operating expenses in exchange for a secured promissory note from a third party entered into during 2010. This amount was due on demand and non-interest bearing. No payments were made on this note, leaving a balance of $44,500 at December 31, 2013, presented in Loans payable – other on the balance sheet.

On April 1, 2013, the Company issued a non-interest bearing note (convertible 180 days after issuance) to the Company and due on October 15, 2013 to an accredited investor pursuant to which the Company borrowed $90,000. The $90,000 note included the $15,000 one-time set up fee. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Starting on the 6 month anniversary of the Note issuance date, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to $0.0035 subject to adjustment. On October 31, 2013, the Company entered into a second amendment with an accredited investor to agree to issue one million restricted shares of common stocks to the investor on April 18, 2013 but never did so. Secondly, the Company and the investor have agreed to extend the maturity date of the convertible note from October 15, 2013 to January 31, 2014 and also agreed to pay a one-time extension fee of $10,000 , which amount shall accrete to principal amount due under the Note on the maturity date will be $100,000. Thirdly, the conversion price of the promissory note was changed to $0.0035 and $75,000 of the principle balance was converted to common stock. Fourthly, the investor agreed to forgive the Company’s chief executive officer and president to deliver 10,000,000 shares to the investor as security upon signing of the second amendment. As of December 31, 2013 and June 30, 2013, the balance of this note is presented in Loans payable – other in the amount of $25,000 and a balance of accrued interest on this promissory note was $0.

On November 6, 2013, the Company and Hudson Bay entered into an agreement and the Company agreed to redeem the $113,100 promissory note, currently in default and subsequently entered into a Forbearance Agreement with the investor, signed on September 17, 2013. The company issued 20,000,000 shares as proceeds towards settlement of this debt. The shares were issued on November 7, 2013. Per the agreement, Hudson Bay agreed to settle $90,794 principle at October 15, 2013 with the Company and continue to accrue interest afterward. The Company recorded $45,794 interest expense as part of the promissory note and had a $55,000 equity conversion during the three months ended December 31, 2013. As of December 31, 2013, the balance of this note is $90,794 and a balance of accrued interest on this promissory note was $23.

5.   Related Party Transactions

At December 31, 2013, the Company entered into a non-interest bearing note payable due to its Chief Executive Officer who is also a Director and significant shareholder.  During the six months ended December 31, 2013, the Company paid $73,900, leaving a balance of $435,171 at December 31, 2013.

During the six months ended December 31, 2013, the Company had a 6% interest bearing note payable due to its Chief Technical Officer.  In the event of default, the note is subject to an increase in the interest rate to 10% per annual.  During the six months ended December 31, 2013, the Company had an advance of $95,000, leaving a balance of $95,000 with $450 accrued interest at December 31, 2013.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

7.   Stockholders' Deficit

Common Stock Issuances

During the six months ended December 31, 2013, the Company issued a total of 896,240,797 shares of its common stock of which 221,666,668 shares were issued for cash for $600,000.  The Company also issued 549,416,062 shares towards the conversion of convertible notes (see Note 4). The Company issued 50,000,000 shares towards the accrued compensation to the officers accounting to $700,000 in stock-based compensation; 25,000,000 shares towards to the consulting fee for services to unrelated parties; 24,920,165 shares towards interest expense and 25,237,902 shares reissued to two Company's officers from the treasury, which resulted in compensation expense of $353,331.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Options

In April 2011, the Company granted options to its President to purchase 800,000 shares of its common stock and options to its Chief Technical Officer to purchase 400,000 shares of its common stock. The 1,200,000 options have an exercise price of $0.10 per share and expire in five years. The options were valued at $113,520 using the Black-Scholes Option Model with a risk free interest of 2.24%, volatility of 169.83%, and trading price of $0.10 per share. The $113,520 has already been recorded in prior years. Compensation charged to operation for the six months ended December 31, 2013 was $0. As of December 31, 2013, the derivative liability was $5,111 and recognized a gain of $7,549 on derivative liability (see Note 4).

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

Legal Proceedings

At December 31, 2013, the Company is not involved in any litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

The Company has settled a dispute with Hudson Bay Master Fund, LTD which resulted in a loss of $143,841 and was expensed towards interest expense.

9.   Subsequent Events

On January 6, 2014, the Company signed a common stock purchase agreement to sell 10,000,000 restricted shares to an accredited private investor for $10,000. The shares were issued on January 22, 2014.

On January 9, 2014, the Company and an investor entered into a final court judgment for the forbearance agreement entered on November 1, 2013.  The Company agreed to pay $114,275 to settle the case with the investor.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 10, 2014, the Company signed a $89,500, 10% convertible debenture agreement with a private investor. The convertible debenture is due on July 10, 2014. When the convertible debenture agreement was signed, the private investor paid $50,000 to the Company. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at 50% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

On January 27, 2014, the board of directors of the Company determined that it was in the best interests of the Company to file a Certificate of Designation that authorized the issuance of up to thirty thousand (30,000) shares of a new series of preferred stock, par value $0.001 per share designated "Series A Preferred Stock," for which the board of directors established the rights, preferences and limitations thereof. The board of directors authorized the Series A Preferred Stock pursuant to the authority given to the board of directors under the Articles of Incorporation, which authorizes the issuance of up to five hundred million (500,000,000) shares of preferred stock, par value $0.001 per share, and authorizes the board of directors, by resolution, to establish any or all of the unissued shares of preferred stock, not then allocated to any series into one or more series and to fix and determine the designation of each such shares, the number of shares which shall constitute such series and certain preferences, limitations and relative rights of the shares of each series so established. The Certificate of Designation was filed as an amendment to the Company’s Articles of Incorporation with the State of Colorado on January 27, 2014.

On January 27, 2014, the Company issued an aggregate of 11,000 shares of Series A Preferred Stock, par value $0.001 per share, to the CEO in consideration for services rendered to the Company, including for and as incentive to continue to assist and provide services to the Company.  As a holder of outstanding shares of Series A Preferred Stock, the CEO, is entitled to one hundred thousand (100,000) votes for each share of Series A Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company. The related compensation expense will be recorded in the Company’s books at that date.

On January 28, 2014, the Company signed a $50,000 10% convertible debenture agreement with a private investor. The convertible debenture is due on July 28, 2014. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at 50% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

On February 7, 2014, the Company signed a $52,625 10% convertible debenture agreement with a private investor. The convertible debenture is due on August 7, 2014.  If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at 50% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

On February 10, 2014, the Company entered into a second amendment (the “Amendment”) to supplement the terms in the most recent Supplier Buying Agreement dated November 4, 2014 (the “Supplier Agreement”) with The Home Depot, a Delaware corporation (“Home Depot”). Prior to this Amendment, the Company and Home Depot agreed to an initial ninety (90) day pilot test to sell the Company’s products in ten (10) Home Depot retail stores located in the Northeast United States (the “Initial Pilot”).  Pursuant to this Amendment, the Company and Home Depot agreed to expand the sale of the Company’s products from ten (10) stores in the Initial Pilot to one hundred and four (104) Home Depot retail stores located in the Northeast United States (the “Second Pilot”).  Moreover, unlike the Initial Pilot, the Second Pilot is not limited to ninety (90) days, but is for an indefinite period.  In Connection with the Amendment, Home Depot will have the exclusive right in the United States and its territories and possessions to sell the Company’s products.

On February 14, 2014, the Company signed a $500,000 secured promissory note with $10,000 legal fee up front and a guaranteed payback of 9% of the interest being accrued or 545,000 at the maturity date. The promissory note is due on May 14, 2014.  The proceeds are to be used to purchase inventory to supply The Home Depot.  The loan is secured by the accounts receivable from The Home Depot.  If any event the promissory note is not repaid upon the maturity date, the full principal amount of the promissory together with the interest will be converted to convertible promissory note.

Between January 3, 2014 and February 13, 2014, various convertible note holders converted $317,443 of debt into 473,876,922 shares of common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six months ended December 31, 2013 included in this report and our audited consolidated financial statements and related notes for the year ended June 30, 2013 included in our Annual Report on Form 10-K filed on November 1, 2013 with the Securities and Exchange Commission.

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

The following milestones contribute to the viability and acceptance of the Company’s flag ship product Eco Red Shield:

On July 2, 2012, the Company was granted an Engineering Services Report (ESR 3255) from the International Code Commission (ICC-ES) providing evidence that Eco Red Shield meets building code requirements for wood ingesting organisms including Formosan termites and Wood-Rot Decay. This new certification renders Eco Red Shield equivalent to traditional pressure treated lumber typically used for sill plates, mounting against concrete, in above ground applications. The Engineering Services Report (ESR3255) was renewed and reissued on October 1, 2013. The Company has completed the process to switch third party monitoring and inspection service to better consolidate our current programs into a single source.

On September 4, 2012, the Company achieved QAI Laboratories (QAI) listing B1053-1, providing evidence that Eco Red Shield’s fire protection qualities now meets building code requirements for Class “A” structural performance on all dimensional Douglas Fir lumber, making Eco Red Shield protected lumber equivalent to the traditionally accepted fire retardant treated wood (FRTW) for interior use. The Company has maintained proper factory auditing processes, throughout the quarter, keeping this listing in good standing.

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

On or about July 22, 2013, the Company entered into an exclusive ninety day agreement with The Home Depot (“HD”) in a pilot program supported by a foursome of Supplier Buying Agreements (“SBAs”). The SBAs as established between ECOB and HD outlined the business relationship to commence in the areas of direct to distribution, direct to store, special order sales and e-commerce. Effective immediately, the SBAs provided the opportunity for ECOB, for the first time in Company history, position for retail sales, its flagship product Eco Red Shield protected lumber on the shelves of North America’s largest lumber retail outlet, The Home Depot. Upon the rollout of the pilot program, Eco Red Shield was immediately made available on the shelf, in the form of six SKUs, for retail sales in nine (9) stores in the New York, New Jersey and Philadelphia metro areas. The six SKUs rounding out the product assortment included a selection of dimensional and panel lumber products coated with ECOB’s proprietary Eco Red Shield protective coating. Also of importance in this pilot program was the channel opportunity for special order sales. Each of the initial nine stores in the pilot program were also activated in the special order sales program, enabling The Home Depot to market and make available to its vast customer base, a new way of doing business, ultimately supporting The Home Depot’s desire to increase contractor sales. Throughout the progression of the pilot program, stores not initially selected for inclusion were soon activated. This expansion provided three (3) more locations in the northeastern US for both in-stock and special order sales, and an additional twenty-seven (27) stores exclusive in the special order sales program in both the northeastern US and in Southern California markets. The Company treated on the shelf material for in store cash and carry sales at the Salem, Oregon facility and utilize our newly expanded New Jersey facility to facilitate special order sales from within the region. In summary, ECOB is conducting its retail business with The Home Depot in a total of thirty-nine (39) locations across the United States. The Eco Red Shield pilot program evaluation anniversary is on or about the 22nd of October 2013, at which time ECOB management and The Home Depot have met to discuss strategy and future plans in the realm of retail business with respect to Eco Red Shield protected lumber. ECOB continues to market and sell “Advance Framing Lumber” through various Home Depot retail sales channels.  Further discussions and plans have taken place on how best to scale the efforts already achieved.  On November 4, 2013 The Home Depot has updated the vendor Supply Buying Agreements with ECOB to afford the company with favorable terms moving forward. The Home Depot continues to stock store shelves from inventory located in their distribution centers and provide the Company with follow on orders for SKU’s required to replenish the distribution center.  The Home Depot continues to market and sell Eco Red Shield coated lumber via the Special Order sales program, which sales history data indicates to be four times the sales of in store SKU’s, with Eco Building Products New Jersey facility providing fulfillment.

Over the past quarter the Company has redirected E Build & Truss to focus on the engineering and presentation of the Eco Shelter offerings.  The tragedy in the Philippines with Typhoon Haiyan has provided opportunity for deployment of our Eco Shelters due to the ability to provide engineering values against high wind loads, seismic activity, above ground installation and fast assembly in large quantities.  The truss division is still producing orders for the market as this facility is open every day for production.

The Eco Building Products line includes dimensional lumber, wall and floor panels, I-joists, GluLam Beams, LVL beams, truss lumber and trim. These products can be coated at our production facilities and at the mill or distributor with our proprietary formula and coating machines. Additionally the company has five authorized affiliates producing Eco Red Shield coated products. The Company sells concentrated coating materials to the affiliate network creating additional revenue streams. The Company plans to increase the affiliate network significantly over the next four quarters providing the Company with higher margin chemical sales opportunities.

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

On January 7, 2014, the Company signed a second amendment to the Debt Assumption and Equity Cancellation Agreement (the “Agreement”) with Redwood Management, LLC (“Redwood”) and Manhattan Resources, Ltd (“MRL”) for the agreement that was originally entered on May 31, 2013. In consideration of the assignment of the Debt by MRL to Redwood, Redwood agrees to pay MRL an aggregate amount of $3,350,000 instead of $3,300,000 to buyout all the outstanding common stocks and assume all outstanding loan the Company owed to MRL as of May 31, 2013.  Terms of the Agreement are as set out below:

i) Three Hundred Fifty Thousand Dollars ($350,000), payable upon execution of this Agreement;
ii) One Hundred Twenty-Five Thousand Dollars ($125,000), payable on each of June 17, 2013, July 15, 2013 and August 15, 2013;
iii) Four Hundred Seventy-Five Thousand Dollars ($475,000), payable on September 19, 2013;
iv) Four Hundred Seventy-Five Thousand Dollars ($475,000), payable on October 4, 2013;
v) Four Hundred Fifty Thousand Dollars ($450,000), payable on each of November 1, 2013, and December 2, 2013;
vi) Two Hundred Thousand Dollars ($200,000), payable on January 3, 2014;
vii) One Hundred Thirty-Seven Thousand Five Hundred Dollars ($137,500), payable on January 15, 2014;
viii) One Hundred Forty-Seven Thousand Five Hundred Dollars ($147,500), payable on February 1, 2014;
ix) One Hundred Forty-Five Thousand Dollars ($145,000), payable on February 15, 2014; and
x) One Hundred Forty-Five Thousand Dollars ($145,000), payable on March 1, 2014.

No other material changes or modifications have transpired between the parties. As of the time of this filing Redwood Management, LLC has been on time with the above payment schedule.

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the income tax related balances. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three and six months ended December 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2013 Annual Report on Form 10-K.

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

Financial Condition and Results of Operations

Results of Operations for the Three and six Months Ended December 31, 2013 as Compared to the Three and Six Months Ended December 31, 2012

Revenues and Cost of Sales - For the three months ended December 31, 2013, we had total revenues of $316,347 from product sales, as compared to $1,362,733 in revenues from product and equipment sales for three month period ended December 31, 2012.  Our gross margin for the three months ended December 31, 2013 was $257,442. This is compared to gross margin for the three months ended December 31, 2012 of $1,225,303 sales margins continue to remain flat; however gross sales have not yet developed to sufficient levels to improve efficiencies.

For the six months ended December 31, 2013, we had total revenues of $724,675 from product sales, as compared to $2,423,159 in revenues from product and equipment sales for six month period ended December 31, 2012.  Our gross margin for the six months ended December 31, 2013 was $201,906. This is compared to our gross margin for the six ended December 31, 2012 of $386,174. Sales margins continue to remain flat; however gross sales have not yet developed to sufficient levels to improve efficiencies.

Operating Expenses - For the three months ended December 31, 2013, our total operating expenses were $1,601,512.  This is compared to $2,552,672 for the three month period ended December 31, 2012. Included in our operating expenses for the three months ended December 31, 2013 were compensation and related costs of $840,781. Professional fees included in our operating expenses for the three ended December 31, 2013 amounted to $203,572.  Other significant operating costs we incurred during the three ended December 31, 2013 included rent of $224,797, marketing of $28,034, research and development of $27,334, and other general and administrative costs of $276,994. Our operating expenses for the three months ended December 31, 2012 consisted of $635,077 of compensation and related costs, $311,721 of professional and consulting fees, $207,858 of rent expense, $36,802 of research and development expense, $197,506 of marketing expense, and $1,154,475 of other general and administrative expenses.

For the six months ended December 31, 2013, our total operating expenses were $2,557,408.  This is compared to $4,555,121 for the six month period ended December 31, 2012. Included in our operating expenses for the six months ended December 31, 2013 were compensation and related costs of $1,207,363. Professional fees included in our operating expenses for the six months ended December 31, 2013 amounted to $266,209.  Other significant operating costs we incurred during the six months ended December 31, 2013 included rent of $423,245, marketing of $50,871, research and development of $59,134, and other general and administrative costs of $550,586. Our operating expenses for the six months ended December 31, 2012 consisted of $1,109,988 of compensation and related costs, $1,057,028 of professional and consulting fees, $418,478 of rent expense, $132,018 of research and development expense, $289,974 of marketing expense, and $1,529,077 of other general and administrative expenses.

Other Income and Expenses - For the three months ended December 31, 2013 we had other expenses that included interest expense of $4,678,244.  We incurred $3,783,688 for the gain on derivative of our convertible notes payable. This is compared to the three months ended December 31, 2012, in which our other income and expenses included interest expense of $863,627 and loss on modification of $694,887 of debt related to the fair value of the common stocks granted to the debtors who assumed the loan that we have previously written off.

For the six months ended December 31, 2013 we had other expenses that included interest expense of $7,286,515.  We incurred $5,325,433 for the gain on derivative of our convertible notes payable. This is compared to the six months ended December 31, 2012, in which our other income and expenses included interest expense of $3,530,829 and loss on modification of $1,143,324 of debt related to the fair value of the common stocks granted to the debtors who assumed the loan that we have previously written off.

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

Liquidity and Capital Resources

On December 31, 2013, we had $5,836 cash on hand.  During the six months ended December 31, 2013, net cash used in our operating activities amounted to $1,317,317. Cash of $1,284,435 was provided by financing activities during the same period, which consisted of $600,000 proceeds from issuance of common stocks, $16,020 proceeds from third party advances, $780,000 proceeds from third party convertible notes payable, offset by $112,096 repayment of third party notes payable and $7,489 repayment of related party notes payable.

During the six months ended December 31, 2012, net cash used in our operating activities amounted to $2,449,443. Net cash used during the same period for our investing activities totaled $21,523 which was used for the purchase of property and equipment.  During the six month ended December 31, 2012, net cash provided by our financing activities totaled $2,459,764, of which $307,432 was received from related party advances and notes and $1,519,821 was received from debt issuance of convertible notes and $632,511 was received from third party notes payable.  In January and February 2013, the note holders completed the six months holding periods and start the conversion of the note to common stock thereby terminating the requirement to collateralize the note.

If current and projected revenue growth does not meet management estimates and proceeds received from future financing are insufficient, we may choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, we do not have any commitments or assurances for additional capital, nor can we provide assurance that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations.

We may continue to incur operating losses over the next six months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

The Company deemed that the internal control over financial reporting for the Company as of December 31, 2013 is not effective.

Changes in Internal Controls

During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

At December 31, 2013, the Company is not involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and   dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other information

None.

Item 6.     Exhibits.

Number	Exhibit Title	Filing Method

3.1	Articles of Incorporation, filed as exhibit 3.1.1 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.	Incorporated by Reference

3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.	Incorporated by Reference

3.3	Amended Articles of Incorporation ; filed as exhibit 3.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009.	Incorporated by Reference

3.4	Amended Articles of Incorporation ; filed as exhibit 3.3 with the registrant’s Annual Report on Form 10-K; filed with the Securities and Exchange Commission on September 28, 2011.	Incorporated by Reference

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this reported to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2014	By:	/s/ Steve Conboy
Steve Conboy, President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial and Accounting Officer)