Form 10-Q/A
period 2013-12-31
ECO Building Products, Inc.
filed 2014-02-24
CIK 1409885

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

Eco Building Products, Inc.

Contents

Explanatory Note for Amendment 1:
This Amendment #1 to our Quarterly Report only furnishes the XBRL presentation not filed with the previous 10Q filed on February 19, 2014. No other material changes, revisions, or updates were made to the original amended filing.  A typographical error was corrected on the Statement of Operations heading.

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

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	3-month ended	3-month ended
	December 31	December 31
	2013	2012
REVENUE
Product sales, net discount allowance	$316,347	$920,815
Labor sales	-	441,918

TOTAL REVENUE	$316,347	$1,362,733

COST OF SALES
Cost of sales - Product	257,442	907,713
Cost of sales - Labor	-	317,590

TOTAL COST OF SALES	$257,442	$1,225,303

GROSS PROFIT	58,905	137,430

OPERATING EXPENSES
Research and development	27,334	36,802
Marketing	28,034	197,506
Goodwill/Donation		9,233
Compensation and related expenses	840,781	635,077
Rent - facilities	224,797	207,858
Professional and consulting fees	203,572	311,721
Other general and administrative expenses	276,994	1,154,475

Total operating expenses	1,601,512	2,552,672

LOSS FROM OPERATIONS	(1,542,607)	(2,415,242)

OTHER INCOME (EXPENSE)
Interest income	-	-
Interest expense	(4,683,244)	(863,627)
Gain on derivative	3,783,688	-
Loss on modification of debt		(694,887)
Other Income	-	1,381

Total other expense	(899,556)	(1,557,133)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,442,163)	(3,972,375)

NET LOSS	$(2,442,163)	$(3,972,375)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	(0.00)	(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	1,057,489,398	259,034,327

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

Date: February 21 , 2014	By:	/s/ Steve Conboy
Steve Conboy, President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial and Accounting Officer)