Form 10-Q
period 2014-03-31
ECO Building Products, Inc.
filed 2014-05-20
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of each of the issuer's classes of common equity as of May 20, 2014:   2,846,538,527 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31	June 30
	2014	2013
	UNAUDITED

ASSETS
CURRENT ASSETS
Cash	$49,020	$38,719
Accounts receivable, net of allowance for doubtful accounts of $152,143
and $152,143, respectively	71,931	208,376
Inventories, net of allowance for obsolete inventory or $47,264 and $47,264, respectively	902,843	782,138
Prepaid expenses	8,797	8,797
Notes receivable - related party	142,696	106,669
Other current assets	33,600	7,100
Total current assets	1,208,888	1,151,799

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $661,710 and $514,788, respectively	1,501,218	1,027,331

TOTAL ASSETS	$2,710,106	$2,179,130

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,498,501	$1,348,747
Payroll and taxes payable	2,391,249	2,501,005
Accrued interest	1,955,935	1,068,866
Deferred revenue	18,878	140,000
Other payables and accrued expenses	180,437	225,745
Derivative Liability	34,920,702	9,179,309
Convertible notes payable, net of debt discount	3,845,587	1,532,909
Current maturities of notes payable	8,278	8,278
Loans payable - related party	520,172	509,151
Loans payable - other	1,320,500	1,303,136
Total current liabilities	46,660,238	17,817,146

LONG TERM LIABILITIES
Notes payable, less current maturities	5,588	9,103
Total long term liabilities	5,588	9,103

TOTAL LIABILITIES	$46,665,826	$17,826,249

STOCKHOLDERS' DEFICIT
Series A Preferred stock, $0.001 par value, 30,000 shares authorized,
30,000 shares issued and outstanding at March 31, 2014	$30	$-
Series B Redeemable Convertible Preferred stock, $0.001 par value, 500,000,000 shares
authorized, 6,750 shares issued and outstanding at March 31, 2014	$7	$-
Common stock, $0.001 par value, 2,000,000,000 shares authorized
2,092,489,485 and 499,221,857 shares issued and outstanding at March 31, 2014
and June 30, 2013	$2,092,490	$499,222
Treasury Stock	(69,161)	(53,899)
Subscription Payable	237,352	-
Additional paid-in capital	35,575,764	29,943,445
Accumulated deficit	(81,792,202)	(46,035,887)
Total stockholders' deficit	(43,955,720)	(15,647,119)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,710,106	$2,179,130

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,		Nine Months Ended March 31
	2014	2013	2014	2013

REVENUE
Product sales, net discount allowance	$270,476	$1,717,001	$989,873	$4,140,160
Labor sales	15,044	-	20,322	-

TOTAL REVENUE	$285,520	$1,717,001	$1,010,195	$4,140,160

COST OF SALES
Cost of sales - Product	222,079	1,635,217	742,523	3,672,202
Cost of sales - Labor	-	-	2,325	-

TOTAL COST OF SALES	$222,079	$1,635,217	$744,848	$3,672,202

GROSS PROFIT	63,441	81,784	265,347	467,958

OPERATING EXPENSES
Research and development	19,857	10,233	$78,991	$142,252
Marketing	14,538	54,246	65,409	344,220
Goodwill/Donation	-	3,095	-	21,653
Compensation and related expenses	1,589,364	706,692	2,796,727	1,816,680
Rent - facilities	192,284	243,332	615,529	661,810
Professional and consulting fees	177,570	89,824	443,779	1,146,852
Other general and administrative expenses	484,983	462,982	1,035,569	1,992,059
Total operating expenses	2,478,596	1,570,404	5,036,004	6,125,526

LOSS FROM OPERATIONS	(2,415,155)	(1,488,620)	(4,770,657)	(5,657,568)

OTHER INCOME (EXPENSE)
Interest expense	(1,984,863)	(678,166)	(9,271,378)	(4,208,995)
Loss on derivative liability fair value adjustment	(27,039,713)	-	(21,714,280)	-
Loss on modification of debt	-	(46,337)	-	(1,189,661)
Other Income	-	-	-	8,936

Total other expense	(29,024,576)	(724,503)	(30,985,658)	(5,389,720)

LOSS BEFORE PROVISION FOR INCOME TAXES	(31,439,731)	(2,213,123)	(35,756,315)	(11,047,288)

NET LOSS	$(31,439,731)	$(2,213,123)	$(35,756,315)	$(11,047,288)

	(0.02)	(0.01)	(0.03)	(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC & DILUTED	1,900,673,894	282,258,116	1,197,115,590	284,051,083

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CODENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Nine Months Ended March 31,
	2014	2013

Cash flows from operating activities
Net Loss	$(35,756,315)	$(11,047,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	146,922	129,092
Bad debt expense		455
Amortization of loan fee	-	2,087,244
Amortization of debt discount	4,101,238	1,310,556
Loss on modification of debt	-	1,189,661
Common stock issuance for prepaid loan interest for convertible notes		350,000
Common stock issuance for services	143,516	1,370,738
Common stock issuance for payment of rent and lease settlement	-	-
Shares reissued to officers from treasury	353,093	-
Stock Based Compensation	200,030	14,190
Expenses paid on behalf of the Company	77,861	-
Loss on derivative liability fair value adjustment	21,714,280	-
Initial interest expense on value of derivative (excess)	5,074,247	-
Changes in assets and liabilities:
Accounts receivable	(134,864)	(462,728)
Inventory	(120,705)	174,256
Prepaid expenses and other current assets	(26,500)	(15,733)
Accounts payable	149,752	510,943
Payroll and taxes payable	(109,757)	-
Deferred Revenue	(121,122)	-
Other payable and accrued expenses	454,693	806,225
Accrued interest	1,215,578	262,811
Net cash used in operating activities	(2,638,053)	(3,319,579)

Cash flows from investing activities
Purchase of property and equipment	(52,437)	(55,136)
Notes receivable payments	(36,027)	-
Net cash used in investing activities	(88,464)	(55,136)

Cash flows from financing activities
Proceeds from related party line of credit advances	90,000	186,094
Proceeds from short term notes payable	500,000	1,028,320
Proceeds from convertible notes payable	968,125	2,049,050
Payments on convertible notes payable	(16,000)	-
Proceeds from issuance of common stock	610,000	-
Proceeds from issuance of preferred stock	675,000	-
Repayments on notes payable - vehicles loan	(11,327)	-
Repayments of notes payable - related party	(78,980)	-
Net cash provided by financing activities	2,736,818	3,263,464

Net change in cash and cash equivalent	10,301	(111,251)
Cash and cash equivalent at the beginning of year	38,719	111,251

Cash and cash equivalent at the end of year	$49,020	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$7,812	$-

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for conversion of notes payable and convertible notes payable	$4,728,723	$756,250
Conversion from promissory notes payable to convertible notes payable	$952,590	$-
Fair value of derivative liability and debt discount	$6,592,546	$-
Purchase of property & equipment for note payable and forgiveness of accounts receivable	$568,372	$-
Conversion of debt for subscription payable	$237,352	$-
Shares issued for accrued compensation	$500,000	$-

See accompanying notes to condensed consolidated financial statements

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2014, and for the three and nine months ended March 31, 2014 and 2013 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at March 31, 2014 has been derived from the unaudited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $81,792,202, current year net loss of $35,756,315, recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations.

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

2.   Summary of Significant Accounting Policies

Loss Per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potential common shares at March 31, 2014 that have been excluded from the computation of diluted net loss per share are convertible debt into 6,744,556,238 shares of common stock and options exercisable into 1,200,000 shares of common stock.  Potential common shares at March 31, 2013 that have been excluded from the computation of diluted net loss per share are warrants exercisable into 50,250,000  shares of common stock and options exercisable into 1,200,000 shares of common stock.  Accordingly, total common share equivalents of 6,744,556,238 and 51,450,000 were excluded in the computation of diluted net loss per share for the three and nine months ended March 31, 2014 and 2013, respectively, because the effect would be anti-dilutive.

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

Recent Accounting Pronouncements

Management has determined that no new accounting pronouncements during the period that would affect the condensed consolidated financial statements.

3.   Balance Sheet details

As of March 31, 2014, inventories consisted of the following:

Chemicals	$363,368
Lumber	$539,475
$902,843

All of the Company’s inventories are pledged as collateral by the $968,200 convertible note held by a third party investor and by the series B preferred shares held by the same third party investor. (see Note 4 and Note 9). In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated lumber.

Accrued Liabilities

As of March 31, 2014, the Company owed $1,335,704 in past due payroll taxes and accrued penalties. The Company has filed the necessary payroll tax reports with the impacted taxing authorities and is currently on a periodic payment plan. These amounts are recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at March 31, 2014, the Company owed $154,491 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.

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

4.   Notes Payable

The following table summarizes the notes payable as of March 31, 2014.

	As of March 31, 2014
Description	Short term	Long term

Convertible notes, net	$3,845,587	$—
Auto notes payable	8,278	5,588
Loan payable - related party	520,172	—
Loan payable - other	1,320,500	—
Total notes payable	$5,694,537	$5,588

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of June 30, 2013
Description	Short term	Long term

Convertible notes, net	$1,532,909	$—
Auto notes payable	8,278	9,103
Loan payable - related party	509,151	—
Loan payable - other	1,303,136	—
Total notes payable	$3,353,474	$9,103

Following is further disclosure of each note payable balance.

Convertible Notes

At March 31, 2014, the Company issued convertible notes and the convertible notes can be converted to common stock in connection with raising equity and debt financing. However, as of March 31, 2014, the Company’s number of potential common shares plus the number of actual common shares outstanding (“Committed Shares”) exceeded the number of common shares authorized to issue in accordance with ASC 815-40-19 “Contracts in Entity’s Own Equity”. The number of outstanding common shares plus the potential common share liability has exceeded the amount of authorized shares, therefore the Company has to employ ASC 815-40-19 (“ASC 815”) to value common share equivalents potentially issuable to settle conversions of convertible notes, convertible preferred shares and exercise of options. The Company has estimated the fair value of the derivative financial instruments by using the Black-Scholes valuation technique.

Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes. This liability represents the maximum amount management believes the Company would have been liable for if the Company were required to meet all of its committed share obligations.

As of March 31, 2014, the Company issued an aggregate of $3,845,587 convertible promissory notes net of debt discount, including $968,125 in new convertible notes, and increasing existing notes outstanding balances by $960.610 for additional fees and conversion terms, to various creditors that mature from November 30, 2013 to March 31, 2014. These notes are convertible into the Company’s common shares, at the holder’s option, at conversion prices equal to the lesser of (a) a “Fixed Price” ranging from $0.0025 to $0.08 or (b) an amount ranging from 50% to 80% of the stock’s trading price, defined as the lowest average or actual (range of) (3) three to (5) five trading prices of the (range of) 3 to 20 trading days immediately prior to the date of conversion.

The fair value of these embedded conversion features for the notes was determined using the Black-Scholes option pricing model. Following are the ranges of inputs (or assumptions) the Company used to value the derivative liabilities at note issuances, conversion dates, and at period end:

(1) dividend yield of 0%
(2) expected volatility of 8.71% to 27.42%
(3) risk-free interest rate of 0.01% to 0.13%
(4) expected life of 33 days to 334 days, and
(5) estimated fair value of the Company’s common stock of $0.0011 to $0.0107 per share.

For all convertible notes described in the following paragraphs and for the options and convertible preferred Series B shares described in Note 6, the fair value of the resulting derivative liability was $34,920,702 and $9,179,309 at March 31, 2014 and June 30, 2013, respectively, with corresponding debt discounts with an aggregate balance of $2,618,753 and $4,779,975, respectively and corresponding amortization of debt discount (interest expense) of $4,101,234. Additionally, during the period ended March 31, 2014, because the initial valuation of the derivative liabilities exceeded the face value of the convertible notes and the corresponding discounts, the Company recorded interest expense of $2,615,325, representing an expense for the value of the derivative over the discounts recorded and the cash received and face value of the preferred Series B shares. Lastly during the period, after conversions and/or valuation of the derivative liability, the Company recorded a loss on derivative liability of $21,714,280 and $0, respectively, which represents the changes in the fair value of the derivative liability for the nine months ended March 31, 2014 and March 31, 2013.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$5,000,000 convertible line of credit (loan facility)

As of March 31, 2014, the Company had a $2,385,709 balance on convertible credit facility due to a third party creditor, represented by a convertible note payable bearing interest of twelve percent (12%) per annum and is due May 29, 2014. The creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the nine months ended March 31, 2014, the Company had amortized $2,900,452 of the debt discount to interest expense, leaving $1,661,192 in unamortized debt discount at March 31, 2014. As of March 31, 2014, the Company recorded a derivative liability of $19,879,726 and corresponding loss on change in derivative liability $14,279,734.

During the nine months ended March 31, 2014, the Company converted $953,099 convertible notes into 951,274,293 shares of common stock and the outstanding convertible notes as of March 31, 2014 was $2,385,709.  During the three and nine months ended March 31, 2014, the Company recorded $0 interest expense on the convertible note which was over the original debt discount from derivative liability.  During the three and nine months ended March 31, 2014, the Company recorded $2,120,558 conversion of derivative to additional paid in capital.

As of March 31, 2014 and June 30, 2013, the balance on this line of credit was $5,000,000 and $5,000,000, respectively. The Company accrued $423,691 in interest for the nine months ended March 31, 2014 leaving balances in accrued interest of $966,655 and $542,964 as of March 31, 2014 and June 30, 2013, respectively.

Convertible Notes - $1,080,000 Financing

On August 13, 2013, Eco Building Products, Inc., and subsidiaries entered into a Securities Purchase Agreement (the “Purchase Agreement”) wherein the Company agreed to privately issue and sell (the “Offering”) and the purchaser identified on the signature page to the Purchase Agreement (the “Purchaser”) agreed to purchase (i) $1 million, in the aggregate, of Original Issue Discount Senior Secured Convertible Debenture due on November 13, 2013 (the “Debenture”) and (ii) an aggregate of 3,500,000 shares (the “Shares”) of the Company’s common stock (the “Common Stock”). The closing of the Offering occurred on August 13, 2013 (“Original Issue Date”).

The Company sold to the Purchaser the Debenture having a principal amount of $1,080,000. At any time after the nine month anniversary of the Original Issue Date until the Debenture is no longer outstanding, the Debenture shall be convertible, in whole or in part, into shares of Common Stock at the option of holder, subject to certain conversion limitations set forth in the Debenture, at a conversion price equal to the lesser of (i) $0.08, subject to adjustment thereunder, and (ii) 80% of the average of the lowest 3 closing prices during the 3 trading days immediately prior to any such date of conversion.

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

To secure the Company’s obligations under the Debenture, the Company granted a security interest in substantially all of its property to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Debenture in accordance with that certain security agreement between the Company and the Purchaser, dated as of August 13, 2013 (the “Security Agreement”). Furthermore, the Company’s subsidiaries entered into a subsidiary guarantee, dated as of August 13, 2013 (the “Subsidiary Guarantee”), to guarantee the prompt and complete payment and performance when due of all of the obligations pursuant to the Debenture and transaction documents.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Chardan Capital Markets acted as placement agent and received compensation in the amount of 1,500,000 restricted shares of Common Stock.

During the nine months ended March 31, 2014, the Company converted $247,000 convertible notes into 65,888,553 shares of common stock and the outstanding convertible notes as of March 31, 2014 was $0. The Company had $0 in unamortized debt discount at March 31, 2014. As of March 31, 2014, the derivative liability was $0 and recognized a gain of $181,556 on derivative liability. During the nine months ended March 31, 2014, the Company recorded $0 interest expense on the convertible note, which was over the original debt discount from derivative liability. During the nine months ended March 31, 2014, the Company recorded $193,939 conversion of derivative to additional paid in capital, respectively.

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

During the nine months ended March 31, 2014, the Company accrued $449 of interest expense related to this Note. As of the three and nine months ended March 31, 2014, the Company had amortized the $200 and $242 of the debt discount to interest expense, leaving $42 in unamortized debt discount at the period ended March 31, 2014. As of March 31, 2014, the derivative liability was $26,934 and recognized a loss of $19,903 on derivative liability. The balance of this note payable at March 31, 2014 and June 30, 2013 was $5,000 and $5,000, respectively, and accrued interest of $479 and $29, respectively.

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

During the nine months ended March 31, 2014, the Company accrued $4,504 of interest expense related to this Note, respectively. As of the period ended March 31, 2014, the Company had amortized the $37,534 of the debt discount to interest expense, respectively, leaving $9,726 in unamortized debt discount at the period ended March 31, 2014. As of March 31, 2014, the derivative liability was $225,228 and recognized a loss of $147,938 on derivative liability. During the nine months ended March 31, 2014, the Company recorded $0 interest expense on the convertible note, which was over the original debt discount from derivative liability. The balance of this note payable at March 31, 2014 and June 30, 2013 was $50,000 and $50,000, respectively with accrued interest of $4,833 and $362, respectively.

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

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended March 31, 2014, the Company accrued $2,243 of interest expense related to this Note, respectively. As of March 31, 2014, the Company had amortized the $24,727 of the debt discount to interest expense, respectively, leaving $0 in unamortized debt discount at the period ended March 31, 2014. As of the period ended March 31, 2014, the derivative liability was $134,676 and recognized a loss of $98,932 on derivative liability. During the nine months ended March 31, 2014, the Company recorded $0 interest expense on the convertible note, which was over the original debt discount from derivative liability. The balance of this note payable at March 31, 2014 and June 30, 2013 was $25,000 and $25,000, respectively with accrued interest of $2,268 and $25, respectively.

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

During the nine months ended March 31, 2014, the Company accrued $10,176 of interest expense related to this Note. As of the period ended March 31, 2014, the Company had amortized $116,323 of the debt discount to interest expense, leaving $0 in unamortized debt discount at the period ended March 31, 2014. As of March 31, 2014, the derivative liability was $0 and recognized a gain of $112,587 on derivative liability. During the nine months ended March 31, 2014, the Company recorded $0 interest expense on the convertible note, which was over the original debt discount from derivative liability.

During the nine months ended March 31, 2014, the Company converted $55,000 convertible notes into 30,555,555 shares of common stock and the outstanding convertible notes as of March 31, 2014 was $0, net of discount. During the nine months ended March 31, 2014, the Company recorded $0 interest expense on the convertible note, which was over the original debt discount from derivative liability. During the nine months ended March 31, 2014, the Company recorded $49,205 conversion of derivative to additional paid in capital and recorded a gain on derivative of $112,587. The balance of this note payable at March 31, 2014 and June 30, 2013 was $0 and $110,000, respectively with accrued interest of $0 and $1,145, respectively.

Convertible Notes - $285,000 and $310,750 Financing

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

On January 15, 2013, the Company issued a 8% Convertible Note due March 15, 2013 and is currently in default (the “Note”) to the same accredited investor pursuant to which the Company borrowed $310,750. The Note bears interest of eight percent (8%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to a penalty of 5% of the then outstanding balance of the Note and increase in the interest rate to twenty four percent (24%) per annum. The Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to $0.06 subject to adjustment.

During the nine months ended March 31, 2014, the Company accrued $74,888 of interest expense related to these two Notes. For the nine months ended March 31, 2014, the Company had amortized the $60,167 of the debt discount to interest expense, leaving $0 in unamortized debt discount at March 31, 2014. As of March 31, 2014, the derivative liability was $761,903 and recognized a loss of $401,555 on derivative liability. During the nine months ended March 31, 2014, the investor converted $308,437, including $292,575 principle and $15,962 accrued interest into 80,713,485 shares of common stock, leaving a balance of this note payable at March 31, 2014 and June 30, 2013 of $251,594 and $484,002, net of discount, respectively, and accrued interest of $90,152 and $31,226, respectively. During the nine months ended March 31, 2014, the Company recorded $126,583 conversion of derivative to additional paid in capital.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Convertible Note - $429,729 Financing

On November 19, 2012, the Company issued a 6% Convertible Note due May 31, 2013 (the “Note”) to an accredited investor pursuant to which the Company borrowed $429,729. The Note matures approximately 9 months from the date of issue, bears interest of nine percent (6%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to nine percent (6%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.02 (“Fixed Price”) and (b) 60% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the nine months period ended March 31, 2014, the Company accrued $0 in interest expense and transfer of $15,610 of debt from promissory note to the convertible note. As of March 31, 2014, there is $0 in unamortized debt discount. As of March 31, 2014, the derivative liability was $0 and recognized a gain of $91,232 on derivative liability and the interest expense over debt original discount from derivative liability was $0. During the nine months ended March 31, 2014, the investor converted $90,795 into common stock, leaving a balance of this note payable at March 31, 2014 and June 30, 2013 of $0 and $106,405, net of discount, respectively, and accrued interest of $0 and $0, respectively. During the nine months ended March 31, 2014, the Company recorded $0 conversion of derivative to additional paid in capital.

Convertible Note - $220,000 Financing

On July 12, 2012, the Company issued a 10% Convertible Note due March 1, 2013 (the “Note”) to an accredited investor pursuant to which the Company borrowed $220,000. On February 25, 2013 the Note was extended until March 31, 2014. The Note matures approximately 7.5 months from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.15 (“Fixed Price”) and (b) 70% of the lowest daily VWAP occurring during the ten (10) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the nine months period ended March 31, 2014, the Company accrued $15,000 in interest expense on the note. As of March 31, 2014, there is $0 in unamortized debt discount. As of March 31, 2014, the derivative liability was $205,968 and recognized a loss of $60,573 on derivative liability and the interest expense over debt original discount from derivative liability was $0. During the nine months ended March 31, 2014, the investor converted $45,019 including $40,000 of principle and $5,019 of accrued interest payable into 45,440,836 shares of common stock, leaving a balance of this note payable at March 31, 2014 and June 30, 2013 of $130,000 and $170,000, respectively, accrued interest of $35,977 and $25,996, respectively. During the three and nine months ended March 31, 2014, the Company recorded $9,220 conversion of derivative to additional paid in capital.

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

During the nine months period ended March 31, 2014, the Company recorded $4,125 in interest expense on the note. As of March 31, 2014, there is $0 in unamortized debt discount. As of March 31, 2014, the derivative liability was $121,351 and recognized a loss of $65,393 on derivative liability. The balance of this note payable at March 31, 2014 and June 30, 2013 was $55,000 and $55,000, respectively, and accrued interest of $10,024 and $4,524, respectively.

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

During the nine months period ended March 31, 2014, the Company recorded $764 in interest expense on the note. For the nine months ended March 31, 2014, the Company had amortized the $15,000 of the debt discount to interest expense, leaving $0 in unamortized debt discount at March 31, 2014. As of March 31, 2014, the derivative liability was $0 and recognized a loss of $23,273 on derivative liability and the interest expense over debt original discount from derivative liability was $10,512. During the nine months ended March 31, 2014, the investor converted $34,264 including $15,000 principal and $18,500 interest and penalties and $764 of accrued interest payable into 39,615,385 shares of common stock, leaving a $0 balance of this note payable at March 31, 2014 with accrued interest of $0. During the three and nine months ended March 31, 2014, the Company recorded $48,785 conversion of derivative to additional paid in capital.

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

During the nine months period ended March 31, 2014, the Company recorded $701 in interest income on the note. For the nine months ended March 31, 2014, the Company had amortized the $10,000 of the debt discount to interest expense, leaving $0 in unamortized debt discount at March 31, 2014. As of March 31, 2014, the derivative liability was $0 and recognized a loss of $135 on derivative liability and the interest expense over debt original discount from derivative liability was $7,008.   During the nine months ended March 31, 2014, the investor converted $10,512 including $10,000 principal and $512 of accrued interest payable into 31,538,462 shares of common stock, leaving a $0 balance of this note payable at March 31, 2014 with accrued interest of $0.  During the three and nine months ended March 31, 2014, the Company recorded $17,143 conversion of derivative to additional paid in capital.

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

During the nine months period ended March 31, 2014, the Company recorded $3,507 in interest expense on the note. For the nine months ended March 31, 2014, the Company had amortized the $50,000 of the debt discount to interest expense, leaving $0 in unamortized debt discount at March 31, 2014. As of March 31, 2014, the derivative liability was $269,336 and recognized a loss of $150,842 on derivative liability and the interest expense over debt original discount from derivative liability was $68,494. The balance of this note payable at March 31, 2014 was $50,000 and accrued interest of $3,507.

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

During the nine months period ended March 31, 2014, the Company recorded $1,753 in interest expense on the note. For the nine months ended March 31, 2014, the Company had amortized the $17,534 of the debt discount to interest expense, leaving $7,466 in unamortized debt discount at March 31, 2014. As of March 31, 2014, the derivative liability was $134,668 and recognized a loss of $92,148 on derivative liability and the interest expense over debt original discount from derivative liability was $17,520. The balance of this note payable at March 31, 2014 was $25,000 and accrued interest of $1,753.

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

During the nine months period ended March 31, 2014, the Company recorded $1,036 in interest expense on the note. For the nine months ended March 31, 2014, the Company had amortized the $5,666 of the debt discount to interest expense, leaving $9,334 in unamortized debt discount at March 31, 2014. As of March 31, 2014, the derivative liability was $80,842 and recognized a loss of $49,950 on derivative liability and the interest expense over debt original discount from derivative liability was $15,892. The balance of this note payable at March 31, 2014 was $5,666 and accrued interest of $1,036.

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

During the nine months period ended March 31, 2014, the Company recorded $1,036 in interest expense on the note. For the nine months ended March 31, 2014, the Company had amortized the $5,666 of the debt discount to interest expense, leaving $9,334 in unamortized debt discount at March 31, 2014. As of March 31, 2014, the derivative liability was $80,842 and recognized a loss of $49,950 on derivative liability and the interest expense over debt original discount from derivative liability was $15,892. The balance of this note payable at March 31, 2014 was $5,666 and accrued interest of $1,036.

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

During the nine months period ended March 31, 2014, the Company made a cash payment of 12,000 to the investor. and the Company recorded $6,904 in interest expense on the note. For the nine months ended March 31, 2014, the Company had amortized the $86,301 of the debt discount to interest expense, leaving $63,699 in unamortized debt discount at March 31, 2014. As of March 31, 2014, the derivative liability was $900,658 and recognized a loss of $529,070 on derivative liability and the interest expense over debt original discount from derivative liability was $221,588. The balance of this note payable at March 31, 2014 was $74,301 and accrued interest of $6,904.

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

During the nine months period ended March 31, 2014, the Company recorded $2,781 in interest expense on the note. For the nine months ended March 31, 2014, the Company had amortized the $27,808 of the debt discount to interest expense, leaving $22,192 in unamortized debt discount at March 31, 2014. As of March 31, 2014, the derivative liability was $269,867 and recognized a loss of $100,179 on derivative liability and the interest expense over debt original discount from derivative liability was $119,688. The balance of this note payable at March 31, 2014 was $27,808 and accrued interest of $2,781.

Convertible Note - $500,000 Financing Credit Facility

On September 4, 2013, the Company issued a Convertible Note due September 4, 2015 (the “Note”), or two years after each advance to an accredited investor pursuant to which the Company entered into a credit facility of up to $500,000. The Note matures approximately 2 years from the date of issue and is payable in full upon maturity. The principal sum is up to $500,000 plus accrued and unpaid interest and any other fees. The consideration is $450,000 payable by wire and $50,000 represents an original issue discount (“OID”) or approximately 11.1% of each advance. In addition, the Company owes a one-time 8% fee to the Lender for each advance, to be added to the Principal Sum. The Lender paid $50,000 of Consideration upon closing of the Note. The Lender offered 0% interest for the first three. After three, a one-time interest charge of 12% shall be applied to the Principal Sum. Any interest payable is in addition to OID and that OID remains payable regardless of time and manner payment by the Company. The Company received $50,000 from the Lender on September 4, 2013. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.03 (“Fixed Price”) and (b) 60% of the lowest daily VWAP occurring during the twenty five (25) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the nine months period ended March 31, 2014, the Company recorded $5,520 in interest expenses added to the Principal Sum and $4,000 cash payment to the investor and recorded $0 in interest expense on the note. For the nine months ended March 31, 2014, the Company had amortized the $14,247 of the debt discount to interest expense, leaving $35,753 in unamortized debt discount at March 31, 2014. As of March 31, 2014, the derivative liability was $226,116 and recognized a gain of $113,198 on derivative liability and the interest expense over debt original discount from derivative liability was $289,314. The balance of this note payable at March 31, 2014 was $0 and accrued interest of $0.

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

During the nine months period ended March 31, 2014, the Company recorded $9,863 in interest expense and a $7,000 cash payment on the note. For the nine months ended March 31, 2014, the Company had amortized the $313,876 of the debt discount to interest expense, leaving $86,124 in unamortized debt discount at March 31, 2014. As of March 31, 2014, the derivative liability was $2,128,369 and recognized a loss of $1,169,056 on derivative liability and the interest expense over debt original discount from derivative liability was $559,313. The balance of this note payable at March 31, 2014 was $313,876 and accrued interest of $9,863.

Convertible Note - $968,200 Financing

On October 28, 2013, the Company combined outstanding promissory notes entered into prior to June 30, 2013 including $135,118 interest expense and $833,082 in principal owing from promissory notes and consolidated these notes into one convertible note to effect an extension of the due date to November 30, 2013 (the “Note”) from the original promissory notes to Gemini. The resulting convertible note with a balance of $968,200 bears interest of twelve percent (12%) per annum on the face amount and is payable in full upon maturity. Upon issuance of the Senior Secured Convertible Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to $0.0025 immediately preceding the applicable Conversion Date. The Company agreed to pay the principal sum of $968,200 and interest on the outstanding principal amount of the promissory note to Gemini Finance Corp. on or before November 30, 2013.

During the nine months period ended March 31, 2014, the Company recorded $52,839 in interest expense on the note. For the nine months ended March 31, 2014, the Company had amortized the $374,630 of the debt discount to interest expense, leaving $593,570 in unamortized debt discount at March 31, 2014. As of March 31, 2014, the derivative liability was $5,231,989 and recognized a loss of $3,110,081 on derivative liability and the interest expense over debt original discount from derivative liability was $1,153,708. The balance of this note payable at March 31, 2014 was $968,200 and accrued interest of $52,839.

Convertible Notes - $89,500 Financing

On January 10, 2014, the Company issued a 10% Convertible Note due July 10, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $89,500. The Note matures one year from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.025 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months ended March 31, 2014, the Company accrued $1,962 of interest expense related to this Note, respectively. As of March 31, 2014, the Company had amortized the $39,558 of the debt discount to interest expense, leaving $49,942 in unamortized debt discount at the period ended March 31, 2014. As of the period ended March 31, 2014, the derivative liability was $481,861 and recognized a loss of $290,700 on derivative liability. During the three months ended March 31, 2014, the Company recorded $101,661 interest expense on the convertible note, which was over the original debt discount from derivative liability. The balance of this note payable at March 31, 2014 was $39,558 with accrued interest of $1,962.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Convertible Notes - $50,000 Financing

On January 28, 2014, the Company issued a 10% Convertible Note due July 28, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $50,000. The Note matures one year from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.025 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months ended March 31, 2014, the Company accrued $849 of interest expense related to this Note, respectively. As of March 31, 2014, the Company had amortized the $17,127 of the debt discount to interest expense, leaving $32,873 in unamortized debt discount at the period ended March 31, 2014. As of the period ended March 31, 2014, the derivative liability was $268,921 and recognized a loss of $182,550 on derivative liability. During the three months ended March 31, 2014, the Company recorded $36,371 interest expense on the convertible note, which was over the original debt discount from derivative liability. The balance of this note payable at March 31, 2014 was $17,127 with accrued interest of $849.

Convertible Notes - $52,625 Financing

On February 7, 2014, the Company issued a 10% Convertible Note due August 7, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $50,000. The Note matures one year from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.025 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

During the three months ended March 31, 2014, the Company accrued $750 of interest expense related to this Note, respectively. As of March 31, 2014, the Company had amortized the $15,119 of the debt discount to interest expense, leaving $37,506 in unamortized debt discount at the period ended March 31, 2014. As of the period ended March 31, 2014, the derivative liability was $263,386 and recognized a loss of $179,516 on derivative liability. During the three months ended March 31, 2014, the Company recorded $31,245 interest expense on the convertible note, which was over the original debt discount from derivative liability. The balance of this note payable at March 31, 2014 was $15,119 with accrued interest of $750.

The following is the summary of convertible notes payable as of March 31, 2014:

Balance as of June 30, 2013, net of discount	$1,532,909

Additions from new convertible notes issued	1,928,735
Net debt discount on convertible notes	2,168,932
Conversion of convertible notes - principal to common stocks (1)	(1,776,969)

Balance as of March 31, 2014, net of discount	$3,845,587

(1)	The Company converted principal and interest of $1,776,969 and $71,647, respectively to common stocks for the nine months ended on March 31, 2014.

Loan Payable – Other

Auto Notes Payable

The Company entered in an auto loan agreement on November 7, 2011 to purchase a vehicle. The principal amount of the loan is $27,095 and the interest rate 9.99%. The loan is due on October 7, 2015. The Company is currently paying $690 auto payment per month. For the period ended March 31, 2014 and June 30, 2013, the balances of the auto loan were $8,278 and $8,278 (current maturities) and $5,588 and $9,103 (long-term potion), respectively.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Secured Promissory Notes

Secured Promissory Note - $500,000

On February 14, 2014, Eco Building Products, Inc. (the “Company”) entered into a Loan Agreement (the “Loan Agreement”) with an institutional investor (the “Lender”) providing for loan (the “Loan”) in an aggregate principal amount of $500,000 (the “Purchase Price”). In connection with the Loan Agreement, the Company issued a Secured Promissory Note (the “Secured Note”) in exchange for the Purchase Price. The Secured Note has an interest rate per day equal to 0.1% and a maturity date of May 14, 2014. The Company has the option to prepay all or any portion of the Purchase Price; however, the prepayment amount must be in an amount not less than $25,000. Pursuant to the Loan Agreement, the Company has agreed to direct Home Depot, Inc. to make payment of all amounts due under current purchase orders directly to the Lender. In the event the Secured Note is not repaid on the Maturity Date, then the Lender, in its sole discretion, may exchange the Secured Note for a 10% Senior Secured Convertible Debenture (the “Convertible Debenture”). The Convertible Debenture is due on demand, has an interest rate of 10% per annum and the Lender has the right to convert the Debenture in shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at any time at a conversion price equal to 50% of the lowest trading price of the Company lowest trading price of the Common Stock for the 20 trading days immediately preceding the applicable conversion notice (the “Debenture Conversion Price”). The Debenture Conversion Price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the Debenture Conversion Price. For the three months ended March 31, 2014, the Company accrued $25,000 interest on secured promissory note.

The Company also granted the Lender a security interest in certain Company assets to secure the repayment of the Secured Note under a Security Agreement that was executed in connection with the Loan Agreement.

The Secured Note and the Convertible Debenture was issued and sold without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Accordingly, the Lender may sell the Secured Note, Convertible Debenture or the underlying Common Stock only pursuant to an effective registration statement under the Securities Act covering the resale of those securities, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.

Secured Promissory Note - $498,000

On March 19, 2014, the Company entered into an asset purchase agreement to purchase all of the assets from Eco Prime, Inc. One, of the company’s affiliate coating operations. The agreement called for the purchase of only the assets to include three coating lines and other various assets to allow for high volume coating of lumber with the Eco Red Shield coatings. The agreement called for the Company to pay a total purchase price of 568,373 with a down payment of 70,373 and the remaining balance in the amount of $498,000 to be paid within one year of closing date. Additionally the Company has taken over the current facility located in Augusta, Georgia on a month to month rental basis. The down payment of $70,373 represents the current accounts receivables Eco Prime owed to the Company.

Secured Promissory Note - $44,500

At June 30, 2013, the Company was indebted for $44,500 for amounts received in prior years for operating expenses in exchange for a secured promissory note from a third party entered into during 2010. This amount was due on demand and non-interest bearing. No payments were made on this note, leaving a balance of $44,500 at March 31, 2014, presented in Loans payable – other on the balance sheet.

On April 1, 2013, the Company issued a non-interest bearing note (convertible 180 days after issuance) to the Company and due on October 15, 2013 to an accredited investor pursuant to which the Company borrowed $90,000. The $90,000 note included the $15,000 one-time set up fee. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Starting on the 6 month anniversary of the Note issuance date, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to $0.0035 subject to adjustment. On October 31, 2013, the Company entered into a second amendment with an accredited investor to agree to issue one million restricted shares of common stocks to the investor on April 18, 2013 but never did so. Secondly, the Company and the investor have agreed to extend the maturity date of the convertible note from October 15, 2013 to January 31, 2014 and also agreed to pay a one-time extension fee of $10,000 , which amount shall accrete to principal amount due under the Note on the maturity date will be $100,000. Thirdly, the conversion price of the promissory note was changed to $0.0035 and $75,000 of the principle balance was converted to common stock. Fourthly, the investor agreed to forgive the Company’s chief executive officer and president to deliver 10,000,000 shares to the investor as security upon signing of the second amendment. As of March 31, 2014 and June 30, 2013, the balance of this note is presented in Loans payable – other in the amount of $25,000 and a balance of accrued interest on this promissory note was $0.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Secured Promissory Note - $110,000

On November 6, 2013, the Company and Hudson Bay entered into an agreement and the Company agreed to redeem the $113,100 promissory note, currently in default and subsequently entered into a Forbearance Agreement with the investor, signed on September 17, 2013. The company issued 20,000,000 shares as proceeds towards settlement of this debt. The shares were issued on November 7, 2013. Per the agreement, Hudson Bay agreed to settle $90,794 principle at October 15, 2013 with the Company and continue to accrue interest afterward. The Company recorded $45,000 interest expense as part of the promissory note made payments by assigning accounts receivable to the investor of $88,841 and settled the remaining $55,000 with an equity conversion during the nine months ended March 31, 2014. As of March 31, 2014, the balance of this note is $0 and a balance of accrued interest on this promissory note was $0.

5.   Related Party Transactions

Previous to March 31, 2014, the Company entered into a non-interest bearing note payable due on demand to its Chief Executive Officer who is also a Director and significant shareholder. During the nine months ended March 31, 2014, the Company paid $73,900, leaving a balance of $435,171 at March 31, 2014.

During the nine months ended March 31, 2014, the Company had a 6% interest bearing note payable due to its Chief Technical Officer due on November 2, 2013.  In the event of default, the note is subject to an increase in the interest rate to 10% per annual in default.  During the nine months ended March 31, 2014, the Company paid $5,000, leaving a balance of $85,000 with $1,700 accrued interest at March 31, 2014.

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

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Derivative Liabilities. The Company assessed that the fair value of these liabilities using observable inputs described in level 2 above. The methodology described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

7.   Stockholders' Deficit

Common Stock Issuances

During the nine months ended March 31, 2014, the Company issued a total of 1,593,267,628 shares of its common stock of which 231,666,668 shares were issued for cash for $610,000.  The Company also issued 1,236,442,983 shares towards the conversion of convertible notes (see Note 4). The Company issued 50,000,000 shares towards the accrued compensation to the officers accounting to $700,000 in stock-based compensation; 25,000,000 shares towards to the consulting fee for services to unrelated parties; 24,920,165 shares towards interest expense and 25,237,902 shares reissued to two Company's officers from the treasury, which resulted in compensation expense of $353,331.

Options

In April 2011, the Company granted options to its President to purchase 800,000 shares of its common stock and options to its Chief Technical Officer to purchase 400,000 shares of its common stock. The 1,200,000 options have an exercise price of $0.10 per share and expire in five years. The options were valued at $113,520 using the Black-Scholes Option Model with a risk free interest of 2.24%, volatility of 169.83%, and trading price of $0.10 per share. The $113,520 has already been recorded in prior years. Compensation charged to operation for the nine months ended March 31, 2014 was $0. As of March 31, 2014, the derivative liability was $2,980 and recognized a gain of $9,681 on derivative liability (see Note 4).

Preferred Stocks

The Company is authorized to issue 500,000,000 shares of redeemable convertible preferred stock with a par value of $0.001 per share.

Series A Preferred Stocks:

On January 27, 2014 the Board of Directors has authorized 30,000 shares of Class A Preferred Stock with par value of $0.001.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 27, 2014 the Board of Directors issued Steve Conboy 11,000 shares of Class A Preferred Stock.

On February 26, 2014 the Board of Directors issued Steve Conboy an additional 19,000 shares of Preferred Series A stock.

The terms of the preferred series A shares are as follows:

●	Series A Preferred stock is not convertible.
●	Each share of Series A Preferred stock is entitled to 100,000 votes on matters that the holders of the Company's common stock may vote.
●	The Series A Preferred stock is redeemable by the company for no consideration at any time.
●	The Series A Preferred stock cannot vote on election or removal of directors.
●	The Series A Preferred stock has no stated dividend rate and has no liquidation preference.

The Voting Control Valuation of the Securities at issuance were valued at $1,212,000 based upon the industry control premiums and the Company’s market cap at the time of the transaction, which has been recorded as compensation expense during the nine months ended March 31, 2014.

Series B Redeemable Convertible Preferred Stock:

$675,000 Series B Preferred Stock Financing

On February 26, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) providing for the issuance and sale by the Company (the “Offering”) of  6,750 shares of the Company’s Series B 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), for a purchase price of $675,000 (the “Financing”) which are convertible into shares of the Company’s common stock (the “Common Stock”).   The closing of the sale of these securities took place on February 27, 2014 (the “Closing”).

The Series B Preferred stock is convertible into shares with a conversion price of 60% of the lowest volume weighted average trading price for the 20 days leading up to the conversion date.  As a result, this conversion feature has been valued similar to the convertible notes, comprising a part of the derivative liability.  During the three months period ended March 31, 2014, recognized a loss of $1,221,056 on derivative liability and the interest expense over the face value of $675,000 from derivative liability (see Note 4) was $1,329,015.  As of March 31, 2014, the derivative liability was $3,225,071.

At March 31, 2014, the rights, preferences, privileges and restrictions for the holders of Series B redeemable convertible preferred stock are as follows:

Dividends:

The holders of Series B is subjected to 12% dividend per share.  If any triggering events happen, the Company will pay 18% dividend per share.  As of March 31, 2014, the Company did not declare any dividend.

Liquidation

In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, shares of Preferred Stock have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share (the “Stated Value”) plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing.

Redemption:

Outstanding shares of redeemable convertible preferred stock are redeemable at the option of the holder at any time upon the triggering events happen. The redemption price is equal to the original issuance price per share (as adjusted for stock splits, stock dividends, combinations, recapitalizations or the like), plus any declared but unpaid dividends and is payable in three annual installments commencing on the initial redemption date.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Conversion:

All shares of redeemable convertible preferred stock are convertible into common stock at any time at the option of the holder, according to a conversion ratio, subject to adjustment for stock splits, stock dividends, combinations, recapitalizations or the like. The conversion price equal to 60% of the lowest VWAP during the 20 trading day period immediately prior to the applicable conversion date, subject to adjustment (the “Conversion Price”). The shares of Preferred Stock are convertible into Common Stock by dividing the Stated Value of such share of Preferred Stock by the Conversion Price.

Voting

Holders of redeemable convertible preferred stock does not have voting rights.

Protection Provisions:

Subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the Conversion Price. Subject to limited exceptions, holders of shares of Preferred Stock will not have the right to convert any portion of their Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.

Treasury stock

During the nine months ended March 31, 2014, the Company reissued 25,237,902 treasury stocks for $25,238 toward the Chief Executive Officer and Chief Technical Officer, offset by 40,500,000 shares for $40,500 related to the retirement of shares for the convertible notes conversion.

Subscription payable

As the Company did not have enough shares authorized and unissued to convert the convertible notes to the investors as of March 31, 2014, there were 237,352,300 shares in the amount of $237,352 considered as subscription payable.  The 237,352,300 shares were converted to common stocks in April 2014 after the Securities Exchange Commission authorized the increase of the outstanding shares from 2,000,000,000 to 10,000,000,000 shares.

8.   Commitments and Contingencies

Purchase commitments

On January 18, 2011, the Company entered into an AF21 Product, Purchase, Sales, Distribution & Service Agreement, (the “Agreement”), with Newstar Holdings Pte Ltd inventors and owners of technical data and intellectual property for a protective coating in order to obtain an exclusive supply, marketing and distribution rights of the coating product. The product is a non-toxic non-corrosive fire inhibitor. Pursuant to the Agreement, the Company guaranteed it will purchase a minimum of nine hundred fifty (650) gallon totes of product in the first two-year period at a cost of $1,815,450 for the first two years. The Company is required to increase the minimum quantities in the third year to 842 totes making the total purchase commitment $2,351,706 for year three. In the fourth year the Company is required to increase the minimum quantities to 1,264 totes making the total purchase commitment $3,530,352 for year four. There are no penalty clauses other than cancellation of the agreement if the minimum purchase commitments are not met. The Company and Newstar Holdings are currently in negotiations to modify the current contract to accurately reflect the anticipated future business volumes. Both parties have engaged in the efforts to manufacture additional product to optimize supply chain and meet Company demands. Albeit the Company has not met the stated quantity purchases both parties have reaffirmed their intent to continue the business relationship and confirm the current contract is still in effect and a default situation does not exist. If the agreement were to be cancelled it would have a significant impact on the Company’s operations until a replacement product could be arranged.

On March 5, 2014, the Company entered into a first amendment to the AF21 Product, Purchase, Sales, Distribution & Service Agreement, (the “Agreement”), with Newstar Holdings Pte Ltd inventors and owners of technical data. The amendment modified the current agreement in the following manner;

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All parties agree;

The “Buyer” has changed their corporate name from EcoBlu Products, Inc to Eco Building Products, Inc. and this change has no impact on the validity or assignment of the contract other than a corporate name change.

To modify section 1.3 Rights to use Product Technology - sub section (A) to substitute the sentence defining “of and rights within the USA and Canada to use the Product as a component of the Enhanced Products” to now state “of and rights within the Entire World to use the Product as a component of the Enhanced Products” the change from USA and Canada to Entire World or Worldwide also effects language in section D.

All parties agree that the original agreement referenced hereto and the modifications as defined in this Amendment are in good standing.

Legal Proceedings

At March 31, 2014, the Company is not involved in any litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims.  Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

9. Subsequent Events

On April 1, 2014 the Company signed a $50,000, 10% convertible debenture agreement with a private investor. The convertible debenture is due on October 1, 2014. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at 60% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

On April 1, 2014 the Company signed a $50,000, 10% convertible debenture agreement with a private investor. The convertible debenture is due on October 1, 2014. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at 60% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

On April 10, 2014 the Company signed a $35,000, 10% convertible debenture agreement with a private investor. The convertible debenture is due on October 10, 2014. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at the lesser of $0.005 or 60% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

In April 2014, the Company entered into agreements with the major vendors and agreed to settle 75% to 100% of the outstanding accounts payable with major vendors.  The payment was scheduled to be paid by a private investor from April 2014 till the end of the year.  In order to pay off the outstanding accounts payable, the Company borrowed the convertible notes with the private investor on April 17, 2014 and April 28, 2014 in the total amount, reducing accounts payable by $216,996.

On April 17, 2014 the Company signed a $173,041, 12% convertible debenture agreement with a private investor. The convertible debenture is due on December 17, 2014. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at 50% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 28, 2014 the Company signed a $43,925, 12% convertible debenture agreement with a private investor. The convertible debenture is due on December 28, 2014. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at 50% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

On April 17, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) providing for the issuance and sale by the Company (the “Offering”) of  2,500 shares of the Company’s Series B 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), for a purchase price of $250,000 (the “Financing”) which are convertible into shares of the Company’s common stock (the “Common Stock”).   The closing of the sale of these securities took place on April 17, 2014 (the “Closing”). See rights and conversion terms described in Note 7.

On April 11, 2014, the Company mailed an informational proxy to all shareholders of record. This Information Statement is furnished by the Board of Directors (the “Board”) of Eco Building Products, Inc., a Colorado corporation (the “Company” or “We”) to inform the stockholders of action already approved by written consent (the “Written Consent”) as of February 26, 2014 (the “Record Date”) by the majority stockholder holding 60.95% of the voting rights consisting of 2.57% of the outstanding shares of our common stock, par value $0.001 per share (the “Common Stock”) and 100% of the outstanding shares of our Series A Preferred Stock(the “Series A Preferred Stock”) to approve:

●
The filing of a Certificate of Amendment to our Articles of Incorporation, as amended (the “Articles of Incorporation”) to increase the Company’s authorized Common Stock from 2,000,000,000 shares to 10,000,000,000 shares, par value $0.001 per share (the “Amendment”).

●
On April 16, 2014, the Company filed with the Colorado secretary of state the filing of a  Certificate of Amendment to our Articles of Incorporation as amended , That the Board of Directors (the “Board”) of Eco Building Products, Inc. (the “ Corporation ”) resolutions were duly adopted setting forth a proposed amendment of the Articles of Incorporation of the Corporation authorizing 10,000,000,000 shares of common stock, par value $0.001 per share (the “ Authorization ”), and, declaring said amendments, as reflected in a single amendment (hereinafter the “ Amendment ”), to be advisable and calling for separate approvals of the stockholders of the Corporation for consideration thereof.  The resolution setting forth the proposed Amendment is substantially as follows:

o
The Corporation shall have two classes of stock. The total number of shares of stock that this Corporation shall have authority to issue is 10,500,000,000, of which 10,000,000,000 shares shall be Common Stock, $0.001 par value per share (the Common Stock"); and 500,000,000 of blank check preferred stock, $0.001 par value per share (the " Preferred Stock"). Subject to the limitations prescribed by law and the provisions of this Certificate of Incorporation, the Board of Directors of the Corporation is authorized to issue the preferred stock from time to time in one or more series, each of such series to have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional, or other special rights, and such qualifications, limitations or restrictions thereof, as shall be determined by the board of directors in a resolution or resolutions providing for the issue of such preferred stock. Subject to the powers, preference, and rights of any preferred stock, including any series thereof, having any preference or priority over, or rights superior to, the common stock and except as otherwise provided by law, the holders of common stock shall have and possess all powers and voting and other rights pertaining to the stock of the Corporation and each share of common stock shall be entitled to one vote. Pursuant to resolution of its Board of Directors, a written consent by a majority of the stockholders of the Corporation was obtained on February 26, 2013 in accordance with 7-107-104 of the Colorado Revised Statutes of the State of Colorado, pursuant to which a majority of each class of stockholders voted in favor of the Amendment. That said Amendment was duly adopted on February 26, 2014 in accordance with the provisions of Section 7-110-103 of the Colorado Revised Statutes of the State of Colorado.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 13, 2014 the Company signed a $50,000, 10% convertible debenture agreement with a private investor. The convertible debenture is due on November 11, 2014. If any event of default occurs, the full principal amount of the debenture together with the interest and other amounts owing in respect thereof, need to be due immediately and payable in cash. The debenture including interest and principal, shall be convertible into shares of common stock at 50% of the lowest traded price, for 20 days prior to conversion at the option holder, in whole at any time and from time to time.

Between April 1, 2014 and May 20, 2014, 10,627,903 shares were issued to a third party for interest expense and various convertible note holders converted $633,915 of debt into 743,421,139 shares of common stock.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine months ended March 31, 2014 included in this report and our audited consolidated financial statements and related notes for the year ended June 30, 2013 included in our Annual Report on Form 10-K filed on November 1, 2013 with the Securities and Exchange Commission.

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

Eco Building Products wood coatings are topically applied to lumber protecting the wood surface from mold, mildew, fungus, decay, wood rot, termites and Formosan termites. Eco’s newest product, Eco Red Shield™ also serves as a fire inhibitor, now meeting class “A” – one-hour ratings on structural lumber (Doug Fir), protecting lumber from fire, slowing ignition time and reducing the amount of smoke produced.

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

The following milestones contribute to the viability and acceptance of the Company’s flagship product Eco Red Shield:

On July 2, 2013, the Company was granted an Engineering Services Report (ESR 3255) from the International Code Commission (ICC-ES) providing evidence that Eco Red Shield meets building code requirements for wood ingesting organisms including Formosan termites and Wood-Rot Decay. This new certification renders Eco Red Shield equivalent to traditional pressure treated lumber typically used for sill plates, mounting against concrete, in above ground applications. The Engineering Services Report (ESR3255) was renewed and reissued on October 1, 2013. The Company has completed the process to switch third party monitoring and inspection service to better consolidate our current programs into a single source.

On September 4, 2013, the Company achieved QAI Laboratories (QAI) listing B1053-1, providing evidence that Eco Red Shield’s fire protection qualities now meets building code requirements for Class “A” structural performance on all dimensional Douglas Fir lumber, making Eco Red Shield protected lumber equivalent to the traditionally accepted fire retardant treated wood (FRTW) for interior use. The Company has maintained proper factory auditing processes, throughout the quarter, keeping this listing in good standing.

On October 29, 2013, Eco Red Shield was approved for use in Hawaii by the Department of Planning and Permitting Building Division, City and County of Honolulu. The basis of approval for use is in conjunction with the ICC-ES Engineering Services Report (ESR-3255) currently in effect. Hawaii approval MM2013-0060 will remain in effect for three years and subject to standard building department regulations.

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

Eco Red Shieldtm coatings have successfully achieved GREENGUARD Gold (formerly known as GREENGUARD Children & Schools Certification). The GREENGUARD Gold Program requires products meet strict criteria for emissions of volatile organic compounds (VOC’s).  Selecting products that have achieved this certification helps ensure the creation of healthier indoor environments, in which people will not be exposed to high-levels of potentially harmful chemicals through the air they breathe. To maintain this elite certification, Eco Red Shield coatings have been subjected to quarterly quality monitoring testing and an annual recertification testing. On March 20, 2014 the Company successfully passed the third annual testing criteria to prove consistency and ongoing quality for yearly certification. Low chemical emissions are an extremely important aspect of our product and our recent GREENGUARD Gold Certification proves our ability to offer this attribute to our customer and maintain stewardship to our environment. Furthermore, independent testing data from Air Quality Sciences (AQS) indicates that raw lumber does not meet California 01350 or GREENGUARD Gold (formerly known as GREENGUARD Children & Schools Certification) formaldehyde emissions limits. When Eco Building Products, Inc. compared emissions data from raw lumber to emissions data from the Eco Red Shield coated lumber; we discovered that Eco Red Shield coatings significantly reduced the natural formaldehyde emissions from raw lumber.

On or about July 22, 2013, the Company entered into an exclusive ninety-day agreement with The Home Depot (“HD”) in a pilot program supported by a foursome of Supplier Buying Agreements (“SBAs”). The SBAs as established between ECOB and HD outlined the business relationship to commence in the areas of direct to distribution, direct to store, special order sales and e-commerce. Effective immediately, the SBAs provided the opportunity for ECOB, for the first time in Company history, position for retail sales, its flagship product Eco Red Shield protected lumber on the shelves of North America’s largest lumber retail outlet, The Home Depot. Upon the rollout of the pilot program, Eco Red Shield was immediately made available on the shelf, in the form of nine SKUs, for retail sales in nine (9) stores in the New York, New Jersey and Philadelphia metro areas. The nine SKUs rounding out the product assortment included a selection of dimensional and panel lumber products coated with ECOB’s proprietary Eco Red Shield protective coating. Also of importance in this pilot program was the channel opportunity for special order sales. Each of the initial nine stores in the pilot program were also activated in the special order sales program, enabling The Home Depot to market and make available to its vast customer base, a new way of doing business, ultimately supporting The Home Depot’s desire to increase contractor sales. Throughout the progression of the pilot program, stores not initially selected for inclusion were soon activated. This expansion provided three (3) more locations in the northeastern US for both in-stock and special order sales, and an additional twenty-seven (27) stores exclusive in the special order sales program in both the northeastern US and in Southern California markets. The Company treated on the shelf material for in store cash and carry sales at the Salem, Oregon facility and utilizes our newly expanded New Jersey facility to facilitate special order sales from within the region. On February 10, 2014, the Company entered into a second amendment (the “Amendment”) to supplement the terms in the most recent Supplier Buying Agreement dated November 4, 2014 (the “Supplier Agreement”) with The Home Depot, a Delaware corporation (“Home Depot”). Pursuant to this Amendment, the Company and Home Depot agreed to expand the sale of the Company’s products from ten (10) stores in the Initial Pilot to one hundred and four (104) Home Depot retail stores located in the Northeast United States (the “Second Pilot”).  Moreover, unlike the Initial Pilot, the Second Pilot is not limited to ninety (90) days, but is for an indefinite period.  In Connection with the Amendment, Home Depot will have the exclusive right in the United States and its territories and possessions to sell the Company’s products as supplied directly by the Company. In summary, currently ECOB is conducting its retail business with The Home Depot in a total of forty seven (47) locations across the United States all with inventory on the shelf for sale. ECOB continues to market and sell “Advance Framing Lumber” through various Home Depot retail sales channels. The Home Depot continues to stock store shelves from inventory located in their distribution centers and provide the Company with follow on orders for SKU’s required to replenish the distribution center.  The Home Depot continues to market and sell Eco Red Shield coated lumber via the Special Order sales program, which sales history data indicates to be four times the sales of in store SKU’s, with Eco Building Products New Jersey facility providing fulfillment. The Company is committed to rolling out the remaining fifty seven (57) stores with inventory with the anticipation of expanding into other regions as mutually agreed upon with The Home Depot.  The Northeastern market is experiencing sales growth week over week as demonstrated by the replenishment orders being placed by the existing stores coupled with the change in the weather patterns allowing for the building season to commence.

On March 19, 2014, the Company entered into an asset purchase agreement to purchase all of the assets from Eco Prime, Inc. One of the companies affiliates coating operations.  The agreement called for the purchase of only the assets to include three coating lines and other various assets to allow for high volume coating of lumber with the Eco Red Shield coatings.  The agreement called for ECOB to pay a total purchase price of 568,373 with a down payment of 70,373 and the remaining balance to be paid within one year of closing date. Additionally the Company has taken over the current facility located in Augusta, Georgia on a month to month payment plan. The Company plans to utilize the production capacity to purchase panel products from the local mills and ship them into our active Home Depot sales regions allowing the Company to streamline operations minimizing freight costs and ultimately increasing margins.

Over the past two quarters the Company has redirected E Build & Truss to focus on the engineering and presentation of the Eco Shelter offerings.  The tragedy in the Philippines with Typhoon Haiyan has provided opportunity for deployment of our Eco Shelters due to the ability to provide engineering values against high wind loads, seismic activity, above ground installation and fast assembly in large quantities. The Company anticipates orders for the Eco branded shelters, as the need for our product is still prominent. The truss division is still producing orders for the market, as this facility is open every day for production.

The Eco Building Products line includes dimensional lumber, wall and floor panels, I-joists, GluLam Beams, LVL beams, truss lumber and trim. These products can be coated at our production facilities and at the mill or distributor with our proprietary formula and coating machines. Additionally the company has four authorized affiliates producing Eco Red Shield coated products. The Company sells concentrated coating materials to the affiliate network creating additional revenue streams. Three of the affiliates have provided the company with purchase orders for additional chemicals as they are experiencing increased demand for Eco Red Shield treated lumber. The Company plans to increase the affiliate network significantly over the next four quarters providing the Company with higher margin chemical sales opportunities.

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

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and various other factors that we believe are reasonable under the circumstances. We consider our accounting policies related to revenue recognition, stock-based compensation, goodwill and purchased-intangible assets and accounting for income taxes to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to estimate the best evidence of selling price for revenue recognition, the calculation of stock-based compensation expense, evaluation of the potential impairment of goodwill and purchased-intangible assets and the income tax related balances. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates. Management believes there have been no significant changes during the three and nine months ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2013 Annual Report on Form 10-K.

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

Financial Condition and Results of Operations

Results of Operations for the Three and nine Months Ended March 31, 2014 as Compared to the Three and Nine Months Ended March 31, 2013

Revenues and Cost of Sales - For the three months ended March 31, 2014, we had total revenues of $270,476 from product sales and $15,044 from labor sales, as compared to $1,717,001 in revenues of product sales and $0.00 in labor sales for three month period ended March 31, 2013.  The decline in revenue is mainly attributed to the unwinding of contracts serviced by E Build & Truss division.  Our gross margin for the three months ended March 31, 2014 was $63,441. This is compared to gross margin for the three months ended December 31, 2013 of $81,784 sales margins continue to remain flat; however gross sales have not yet developed to sufficient levels to improve efficiencies.

For the nine months ended March 31, 2014, we had total revenues of $989,873 from product sales and $20,322 from labor sales, as compared to $4,140,160 in revenues from product sales and $0.00 in labor sales for nine month period ended March 31, 2013.  The decline in revenue is mainly attributed to the unwinding of contracts serviced by E Build & Truss division.  Our gross margin for the nine months ended March 31, 2014 was $265,347. This is compared to our gross margin for the nine months ended March 31, 2013 of $467,958. Sales margins continue to remain flat; however gross sales have not yet developed to sufficient levels to improve efficiencies.

Operating Expenses - For the three months ended March 31, 2014, our total operating expenses were $2,478,596.  This is compared to $1,570,404 for the three months period ended March 31, 2013. Included in our operating expenses for the three months ended March 31, 2014 were compensation and related costs of $1,589,364. Professional fees included in our operating expenses for the three months ended March 31, 2014 amounted to $177,570.  Other significant operating costs we incurred during the three ended March 31, 2014 included rent of $192,284, marketing of $14,538, research and development of $19,857, and other general and administrative costs of $484,983. Our operating expenses for the three months ended March 31, 2013 consisted of $706,692 of compensation and related costs, $89,824 of professional and consulting fees, $243,332 of rent expense, $10,233 of research and development expense, $54,246 of marketing expense, and $462,982 other general and administrative expenses.

For the nine months ended March 31, 2014, our total operating expenses were $5,036,004.  This is compared to $6,125,526 for the nine months period ended December 31, 2013. Included in our operating expenses for the nine months ended March 31, 2014 were compensation and related costs of $2,796,727. Professional fees included in our operating expenses for the nine months ended March 31, 2014 amounted to $443,779.  Other significant operating costs we incurred during the nine months ended March 31, 2014 included rent of $615,529, marketing of $65,409, research and development of $78,991, and other general and administrative costs of $1,035,569. Our operating expenses for the nine months ended March 31, 2013 consisted of $1,816,680 of compensation and related costs, $1,146,852 of professional and consulting fees, $668,810 of rent expense, $142,252 of research and development expense, $344,220 of marketing expense, and $1,992,059 of other general and administrative expenses.

Other Income and Expenses - For the three months ended March 31, 2014 we had other expenses that included interest expense of $1,984,863.  We incurred $27,039,713 for the loss on derivative of our convertible notes payable partially due to the increase in the stock price from $0.0016 as of December 31, 2013 to $0.0066 as of March 31, 2014. This is compared to the three months ended March 31, 2013, in which our other income and expenses included interest expense of $678,166 and loss on modification of $46,337 of debt related to the fair value of the common stocks granted to the debtors who assumed the loan that we have previously written off.

For the nine months ended March 31, 2014 we had other expenses that included interest expense of $9,271,378.  We incurred $21,714,280 for the loss on derivative of our convertible notes payable. This is compared to the nine months ended December 31, 2013, in which our other income and expenses included interest expense of $4,208,995 and loss on modification of $1,189,661 of debt related to the fair value of the common stocks granted to the debtors who assumed the loan that we have previously written off.

Overall the Company has adjusted the expense to better align with revenue.  The decline in revenue and cost of sales can be attributed to the unwinding of contracts serviced by E Build &Truss division.  This division is now dormant allowing the Company to preserve cash and reduce overhead expense while we transition into the direct sales of finished goods (Home Depot), coating services and chemical sales to affiliates. The Company has secured purchase order financing allowing the company to ramp inventory deployment with the Home Depot. It is our expectation to continue to expand our barrowing base to allow the company to facilitate increased demand and expansion into more retail locations.

Liquidity and Capital Resources

On March 31, 2014, we had $49,020 cash on hand.  During the nine months ended March 31, 2014, net cash used in our operating activities amounted to $2,638,053, which consisted of $4,101,238 amortization of debt discount, $21,714,280 loss on derivative liability fair value adjustment partially due to increase in share price, $5,074,247 of initial interest expense on value of derivative, $1,215,578 increase in accrued interest, $353,093 shares issued to officers from treasury, $200,030 stock based compensation, and $454,693 increase in other payable and accrued expenses, offset by net loss of 35,756,315.  Net cash used during the same period for our investing activities totaled $88,464, which was used for the purchase of property and equipment and notes receivable payments.  Cash of $2,736,818 was provided by financing activities during the same period, which consisted of $610,000 proceeds from issuance of common stocks, $675,000 proceeds from issuance of preferred stock, $500,000 proceeds from third party third party short term notes payable, $968,125 proceeds from third party convertible notes payable, and $90,000 proceeds from related party line of credit advances, offset by $16,000 repayment of third party convertible notes payable, $11,327 repayment of vehicles loan and $78,980 repayment of related party notes payable.

During the nine months ended March 31, 2013, net cash used in our operating activities amounted to $3,319,579. Net cash used during the same period for our investing activities totaled $55,136, which was used for the purchase of property and equipment.  During the nine month ended December 31, 2013, net cash provided by our financing activities totaled $3,263,464, of which $186,094 was received from related party advances and notes and $2,049,050 was received from debt issuance of convertible notes and $1,028,320 was received from third party notes payable.  In January and February 2013, the note holders completed the nine months holding periods and start the conversion of the note to common stock thereby terminating the requirement to collateralize the note.

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

We may continue to incur operating losses over the next three months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

3.      Hire a Principle Financial Officer to solely act in the capacity of CFO and relieve the current duties as performed by the Principle Executive Officer. The Company is actively pursuing this requirement.

The Company expects to remediate these weaknesses prior to the completion of the quarter ended September 30, 2014.

The Company deemed that the internal control over financial reporting for the Company as of March 31, 2014 is not effective.

Changes in Internal Controls

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

 At March 31, 2014, the Company is not involved in litigation relating to claims arising out of the ordinary course of business or otherwise. Any litigation, regardless of outcome, is costly and time-consuming, can divert the attention of management and key personnel from business operations and deter distributors from selling the Company’s products and   dissuade potential customers from purchasing the Company’s products. The Company defends itself vigorously against any such claims. Due to the uncertainty surrounding the litigation process, the Company is unable to estimate a range of loss, if any, at this time, however the Company does not believe a material loss is probable.

Item 1A.    Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Notes

On January 10, 2014, the Company issued a 10% Convertible Note due July 10, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $89,500. The Note matures one year from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.025 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

On January 28, 2014, the Company issued a 10% Convertible Note due July 28, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $50,000. The Note matures one year from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.025 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

On February 7, 2014, the Company issued a 10% Convertible Note due August 7, 2014 (the “Note”) to an accredited investor pursuant to which the Company borrowed $50,000. The Note matures one year from the date of issue, bears interest of ten percent (10%) per annum on the face amount and is payable in full upon maturity. In the event of default, the note is subject to an increase in the interest rate to eighteen percent (18%) per annum. Upon issuance of the Note, the Creditor may elect, in its sole discretion, to convert all or any portion of the outstanding principal amount of the Loan, and any or all accrued and unpaid interest thereon into shares of our common stock at a conversion price equal to the lesser of (a) $0.025 (“Fixed Price”) and (b) 50% of the lowest daily VWAP occurring during the twenty (20) consecutive Trading Days immediately preceding the applicable Conversion Date.

On February 14, 2014, Eco Building Products, Inc. (the “Company”) entered into a Loan Agreement (the “Loan Agreement”) with an institutional investor (the “Lender”) providing for loan (the “Loan”) in an aggregate principal amount of $500,000 (the “Purchase Price”).  In connection with the Loan Agreement, the Company issued a Secured Promissory Note (the “Secured Note”) in exchange for the Purchase Price. The Secured Note has an interest rate per day equal to 0.1% and a maturity date of May 14, 2014. The Company has the option to prepay all or any portion of the Purchase Price; however, the prepayment amount must be in an amount not less than $25,000.  Pursuant to the Loan Agreement, the Company has agreed to direct Home Depot, Inc. to make payment of all amounts due under current purchase orders directly to the Lender. In the event the Secured Note is not repaid on the Maturity Date, then the Lender, in its sole discretion, may exchange the Secured Note for a 10% Senior Secured Convertible Debenture (the “Convertible Debenture”).  The Convertible Debenture is due on demand, has an interest rate of 10% per annum and the Lender has the right to convert the Debenture in shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at any time at a conversion price equal to 50% of the lowest trading price of the Company lowest trading price of the Common Stock quoted by Bloomberg L.P. for the 20 trading days immediately preceding the applicable conversion notice (the “Debenture Conversion Price”). The Debenture Conversion Price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the Debenture Conversion Price.  For the three months ended March 31, 2014, the Company accrued $25,000 interest on secured promissory note.

Preferred Stock

On January 27, 2014 the Board of Directors issued Steve Conboy 11,000 shares of Class A Preferred Stock and on February 26, 2014 the Board of Directors issued Steve Conboy an additional 19,000 shares of Preferred Series A stock. The terms of the preferred series A shares are as follows:

●	Series A Preferred stock is not convertible.
●	Each share of Series A Preferred stock is entitled to 100,000 votes on matters that the holders of the Company's common stock may vote.
●	The Series A Preferred stock is redeemable by the company for no consideration at any time.
●	The Series A Preferred stock cannot vote on election or removal of directors.
●	The Series A Preferred stock has no stated dividend rate and has no liquidation preference.

On February 26, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) providing for the issuance and sale by the Company (the “Offering”) of  6,750 shares of the Company’s Series B 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred Stock”), for a purchase price of $675,000 (the “Financing”) which are convertible into shares of the Company’s common stock (the “Common Stock”).   The closing of the sale of these securities took place on February 27, 2014 (the “Closing”). The terms of the preferred Series B 12% Convertible Preferred Stock are as follows:

●	The holders of Series B are subjected to 12% dividend per share.
●
The shares have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share (the “Stated Value”) plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing.

●
 Outstanding shares of redeemable convertible preferred stock are redeemable at the option of the holder at any time, with the approval of a majority of redeemable convertible preferred stockholders then outstanding.

●
All shares of redeemable convertible preferred stock are convertible into common stock at any time at the option of the holder, according to a conversion ratio, subject to adjustment for stock splits, stock dividends, combinations, recapitalizations or the like. The conversion price equal to 60% of the lowest VWAP during the 20 trading day period immediately prior to the applicable conversion date, subject to adjustment (the “Conversion Price”). The shares of Preferred Stock are convertible into Common Stock by dividing the Stated Value of such share of Preferred Stock by the Conversion Price.

●	Holders of redeemable convertible preferred stock does not have voting rights.
●
Subject to limited exceptions, holders of shares of Preferred Stock will not have the right to convert any portion of their Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.

The securities described above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder, as applicable, relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued shares of common stock, warrants and options described in this Item 2 included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other information

None.

Item 6.       Exhibits.

Number	Exhibit Title	Filing Method

3.1	Articles of Incorporation, filed as exhibit 3.1.1 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.	Incorporated by Reference

3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.	Incorporated by Reference

3.3	Amended Articles of Incorporation ; filed as exhibit 3.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009	Incorporated by Reference

3.4	Amended Articles of Incorporation ; filed as exhibit 3.3 with the registrant’s Annual Report on Form 10-K; filed with the Securities and Exchange Commission on September 28, 2011	Incorporated by Reference

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this reported to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2014	By:	/s/ Steve Conboy
Steve Conboy, President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)