Form 10-Q/A
period 2014-03-31
ECO Building Products, Inc.
filed 2014-05-23
CIK 1409885

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

Explanatory Note for Amendment 1:
This Amendment #1 to our Quarterly Report only furnishes the XBRL presentation not filed with the previous 10Q filed on May 20, 2014. No other changes, revisions, or updates were made to the original amended filing.

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

Date: May 23 , 2014	By:	/s/ Steve Conboy
Steve Conboy, President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)