Form 10-K
period 2014-06-30
ECO Building Products, Inc.
filed 2014-10-14
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 000-53875

Eco Building Products, Inc.
( Exact name of registrant as specified in its charter )

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2013: $ 2,232,740

Number of the issuer’s common stock outstanding as of October 14, 2014:  4,115,190,420

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

PART I

Item 1.       Business

Our Company

Eco Building Products, Inc. (the “Company”) was incorporated in the state of Colorado under the name N8 Concepts, Inc. on March 27, 2007.  As detailed herein, for the fiscal year ended June 30, 2014, the Company experienced revenues of $1,460,525.

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

On April 8, 2011, the Company formed Red Shield Lumber, Inc. (“Red Shield”) in British Columbia, Canada. Red Shield was formed for the purpose of opening a plant in Canada utilizing the Company’s coating process to support sales and distribution.  As of June 30, 2014, the wholly owned subsidiary has had little operating activity.

On May 31, 2011, the Company formed E Build & Truss, Inc. (“E Build”) in the State of California. E Build was formed for the purpose of operating the Company’s framing labor and truss manufacturing activities. This wholly-owned subsidiary commenced operations during the three months ended December 31, 2011.

In December 2011, the Company formed Seattle Coffee Exchange (“Seattle”) in the State of California.  Seattle is a coffee shop which is located on the 1st floor of the Company’s corporate headquarters in Vista, CA.  This wholly-owned subsidiary has not commenced its operations as of June 30, 2014.

As of June 30, 2014, the Company owns 100% of E Build & Truss, Red Shield Lumber and Seattle Coffee Exchange.

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

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current operational expenses of approximately three hundred thousand dollars a month is required to continue to operate. This is achieved either through profit from sales; or by management seeking additional financing through the sale of its common stock, and/or through private placements. The minimum operational expenses must be met in order to relive the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or that we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal year 2013, the Company successfully created four accounts with The Home Depot, executing several supply buying agreements.  These agreements allow the Company and The Home Depot to perform business in the capacity of web commerce, direct to store sales, direct to distribution sales and special order sales. These agreements with The Home Depot were subsequently renewed providing the company with favorable terms during the fiscal year 2014. Currently the Company has successfully launched the Eco Fire Break and the Christmas Tree Protection on The Home Depot web commerce site. Subsequent to the fiscal year end 2013, the Company engaged into a pilot program with The Home Depot to test market Eco Red Shield lumber products on the shelf for sale in a limited market of fourteen stores. In the first quarter of 2014 the Company and The Home Depot evaluated the pilot program and agreed to install on the shelf inventory in the entire region comprising of one hundred and four stores. By June 30, 2014 the Company had successfully set inventory on the shelf in forty three Home Depot stores with the goal to set one hundred and four stores to complete a roll out into the entire market of Metro New York and New Jersey. Additionally the Company has trained and launched several stores to accept Special Order sales for Eco Red Shield coated lumber products. Additional details can be found on the Company’s web site under “Store Locator”.

If current and projected revenue growth does not meet Management estimates, the Management may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.  With the recent expansion of The Home Depot store rollouts and the increased demand for store inventory resets, the Company is experiencing increased cash flow. The Company has recently secured lines of credit to fund purchasing of raw lumber goods to supply our retail/modular home builders and lumber yard customers and anticipates it will generate profits and cash flow from turns of sales and or contracts as our inventory position improves. The Company has already taken steps to reduce expenses.  The Company has increased the sales price of the Eco Red Shield coatings as applied to finished good lumber sales.  The Company feels that it has now gained positive traction in the market place with our technology, and can therefore command a higher premium which will equate to greater margins and increased cash flows. Orders continue to increase as demand and market acceptance for Eco Red Shield increases. Nevertheless the Company continues to experience cash flow difficulties and there is no assurance of when it may be profitable.

Business

Products

Eco Building Products, Inc., or "ECOB", has developed a line of eco-friendly protective wood coatings, Eco Red ShieldTM and Eco Clear ShieldTM, that extend the lifecycle of framing lumber and other wood products used in the construction of single-family homes, multi-story buildings, as well as The Eco Shelter™ representing a cost-effective global housing solution. The Company has expanded its’ product offering to include Eco Fire BreakTM, Eco Disaster BreakTM, Eco Armor PaintTM, Eco D-FenceTM, Eco Disaster CleanerTM, Eco Flood CaulkTM, Eco TrimTM, and Eco Christmas Tree ProtectionTM.

Eco Building Products wood coatings are topically applied to a wide range of lumber products providing protection from mold, mildew, fungus, decay, wood rot, wood ingesting insects , including Formosan termites. Eco Red Shield™ also serves as a fire inhibitor; significantly increasing treated lumber’s resistance to fire, by way of decreasing the smoke (fire gases) index, slowing ignition time and flame spread.

The ECOB system of coatings is eco-friendly and remains chemically stable over time. The coatings emit virtually zero volatile organic compounds (VOCs), do not leech heavy metals or toxins into groundwater, and do not allow for the growth and propagation of various molds on the cured film surface, that have the potential to contaminate occupant indoor air quality. More importantly, ECOB coatings prevent the degradation of structural lumber that potentially requires existing homes to be periodically renovated resultant of rot and/or insect damage, thereby indirectly preserving our forests.

The Eco Building Products’ line includes dimensional lumber, wall and floor structural panels, I-joists, GluLam Beams, LVL beams, truss lumber and trim. These products are currently coated at the Company’s core production facilities, and can be applied at the mill or distributor, with our proprietary formula and coating machines under the governance of ECOB’s extensive quality control program, which is audited by QAI Laboratories, an independent third-party testing, inspection and certification organization which serves industries worldwide.

By supporting and providing value added lumber materials direct from our facilities or the distributors and manufacturer, ECOB can create a compelling value package. This package is offered to builders via direct-to-builder sales or retail “pull-through” sales, and provides the protection of ECOB coatings at a price that compares favorably to raw, untreated wood. Eco Red Shield coated lumber currently for sale as “Advanced Framing Lumber” at select stores, on the shelf at The Home Depot, has a retail sales price approximately 15% to 18% above the equivalent non-treated products, dependent on store location and commodity pricing.

Eco Red Shield™

Our proprietary eco-friendly formula controls moisture and protects lumber from mold, mildew, fungus, decay, rot, termites (and other wood boring insects including Formosan termites), while simultaneously serving as a fire inhibitor.

Eco Clear Shield™

Our proprietary eco-friendly formula was designed specifically for staining - it controls moisture and protects lumber from mold, mildew, fungus, decay, rot, termites while simultaneously serving as a fire inhibitor. (fire protection optional)

Eco Christmas Tree ProtectionTM

Eco Christmas Tree Protection is sold in 32 oz. spray bottles as an eco-friendly, non-toxic spray for application on Christmas trees and cut greens only. Keep Christmas real by safeguarding your family and home against the effects of fire by applying this easy-to-use Christmas tree protection.

Eco D-FenceTM

Eco D-Fence represents your first line of defense against nature's fury. This fire resistant fencing is constructed with a special blend of eco-friendly lumber protection, capable of standing up to the threat of wildfire, and other nuances commonly encountered by your fence and mine. Say goodbye to rotten posts, termite eaten structural members and rickety old fencing. Eco D-Fence offers protection against fire, mold, termite and wood-rot decay; with the addition of moisture and UV protection.

Eco Disaster BreakTM

Eco Disaster Break™ (EDB) is a Class A Fire Rated, UV Resistant, high performance, non-toxic, acrylic coating that forms a waterproof and seamless monolithic membrane. When applied to Eco Red Shield™ protected wood surfaces, EDB™ forms the most advanced defensive construction assembly available against water penetration, fire ignition, mold, rot and termites.

Eco Fire BreakTM

Eco Fire Break offers homeowners the ability to create a fire break around their property, potentially saving their home and property from the destruction caused by wildfire events. Fire Break as supplied by Newstar Chemicals (M) Sdn Bhd, creates the first Eco-Friendly fire inhibitor, using a proprietary blend of ingredients. The Fire Break formula has been engineered to dissolve in water, creating a fire-inhibiting solution, that when applied directly to vegetation or even a structure, it can do so without causing negative effects to your home and surrounding environment.

Eco Armor Defensive PaintTM

Eco Armor Defensive Paint is the result of collaboration between Eco and the largest paint recycler in California. This joint effort now comes to market with a defensive paint product that has been uniquely blended, further enhancing Eco’s existing family of defensive products. Eco Armor complements existing lumber protection by adding valuable UV and moisture protection. The added protection safeguards original American traditions – using one of our greatest commodities, lumber - already in existence on exterior lumber architectural details, while providing additional protection from termites, rot and fire.

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

ECO RED SHIELD™
CERTIFIED TRUSS FACILITIES

The finest quality trusses available are now being crafted with Eco Red Shield™ Protected Lumber in our quality controlled facilities. We strive to provide builders with high-quality, cost-effective protected lumber products they can trust. Eco Red Shield™ Protected Trusses are protected from fire, mold, wood-rot and termites. Combine that with our design and engineering services, and builders have a powerful friend in Eco.

Eco Corbels

Exterior details built with raw lumber are subjected to termites and fungus. Whereas Eco Red Shield™ exterior details are protected and ready for paint. All standard and custom exterior corbels can be coated with Eco Red Shield™ - which eliminates the need for primer and protects the wood against fire, mold, wood-rot and termites.

Eco TrimTM

Eco Trim is protected on all six sides with ECOB’s protective coatings, providing a nearly impenetrable barrier against moisture, fire, mold, wood-rot and insect attack. It also offers an ultra-smooth surface for painting and a clean, finished look that builders and homeowners desire. Our Eco Trim products offer builders the traditional wood based materials with the performance of the composite products available in the market.  Eco Trim is typically half the price of composites and much easier to install.

Eco Coated LVL Studs

The sustainable alternative to traditional studs but with added protection of Eco Red Shield™ on all six sides of the board, as well as solids that are locked into the lumber to control moisture providing value added protection against fire, mold and termites.

Eco HomeTM

It is our vision to provide well-made, long-lasting homes at a cost-effective price, making home ownership a reality for many constrained by increasing prices resultant of economic downturn. Eco Home addresses this need by creating simple, cost-effective floor plans that are pre-engineered and constructed in a quality-controlled environment to be assembled on-site by local labor. The key to our process is speed in construction as learned and validated by years building in the residential construction boom.  Our design methodologies significantly reduce construction time allowing emerging countries to meet housing demands over the traditionally employed methods. These homes can be constructed quickly and safely and provide American ingenuity at its finest.

Markets

Eco Building Products are marketed through comprehensive labor and material packages to residential builders and retailers as well as distributed internationally for offshore housing projects. Eco Red Shield™ can be factory applied to all wood substrates for the entire super-structure prior to construction, preserving the wood’s structural qualities, while only adding an estimated 10% to 20% to the cost of building materials.

In addition to providing dimensional lumber and Engineered Wood Products coated with Eco Red Shield™, ECOB has undertaken a number of projects that employ this coating, including Eco Shelters and Eco Home developments for use in regions overcoming natural disasters or to meet the demand for sustainable housing in many emerging countries around the world. These international projects have taken longer time to materialize than anticipated.  As of July of 2012, the Company engaged in a pilot program with The Home Depot to test market Eco Red Shield lumber products on the shelf for retail sale in a limited market of fourteen stores. Simultaneously, a special order program was launched in the same markets enabling ECOB to provide a wide variety of finished goods comprised of Eco Red Shield protected lumber products to The Home Depot and their vast customer base.  Since that time, the stocking and special order program has grown to encompass 107 stores in New Jersey, New York and Philadelphia Metro areas, with the most recent expansion being completed in July of 2014. The Home Depot has indicated that the next market region for activation in the Eco Red Shield program will be potentially stores in the Oregon and Washington State markets, scheduled for population in late Fall of 2014. Eco Red Shield has been well received as an “Advanced Framing Lumber” alternative to traditional lumber products, and the Company expects to gain market share in regions where protection on lumber is needed most (i.e. high moisture environments, increased termite population areas, wildfire prone regions, etc.).

The wood preservation/treating industry comprises approximately six to eight percent of the overall lumber industry.  Eco Red Shield treatment albeit a similar wood preservation to traditional methods employs a different application methodology.  Traditional preservation for the most part has been performed in a cylinder under pressure or vacuum process.  Eco Red Shield is a topically applied process which provides for the single most important difference, Eco Red Shield can be applied to the entire super-structure of wood framed buildings offering protection traditionally never available before.  The Company has benefited from various code approvals allowing Eco Red Shield to compete with the current wood preservation market, however the Company has no intention to compete in such a smaller segment of the industry.  Eco Red Shield is produced as a Value Added product to the entire lumber industry aimed at providing protection improving lumber based structures.  The Company is after the approximately ninety plus percent of the lumber industry that has never considered wood preservation coatings such as Eco Red Shield before.  Through various marketing efforts such as with The Home Depot selling the product as “Advanced Framing Lumber” and other programs such as the Eco Trim the Company feels that the current market potential is extremely large. Eco Building Products, Inc has been creating the space for value added wood preservation for many years and feels that the paradigm shift towards the category in which we have created is far under way.  At some point in the future the wood preservation industry will wake up from old tradition and embrace the category in which we have established as it represents a much larger opportunity than the traditional wood preservation market today.

The Company has invested a significant amount of resources aimed at continually improving the Eco Red Shield product line with R&D and technical market acceptance. Through the use of independent wood scientists employed by the company, we have successfully lobbied with the International Code Commission (ICC) to create an acceptance criteria (AC) defining a market space in the building codes for a topical borate treatment for wood members. On June 20, 2011 the ICC adopted, by unanimous vote, a new Acceptance Criteria for Liquid Borate Fungal Decay and Termite-resistant Treatment Applied to Wood Members, AC433-0611-R1. This acceptance criteria was subsequently updated in June of 2012 to include structural wood fiber testing and was adopted into the 2012 Uniform Building Code (UBC).  Eco Red Shield successfully achieved building code acceptance as deemed by the International Code Commission (ICC-ES) meeting the requirements as set forth by AC433, resulting in the issuance of an Engineering Services Report ESR-3255 on July 2nd, 2012. The evaluation report (ESR-3255) from ICC Evaluation Service (ICC-ES), provided evidence that Eco Red Shield protection against Wood Ingesting Organisms including Formosan Termites and Wood-Rot Decay now meets building code requirements. Additionally, the product provides value added protection from Mold and Fire Inhibition. Building officials, architects, contractors, specifiers, designers and others utilize ICC-ES Evaluation Reports to provide a basis for using or approving Eco Red Shield coated lumber products in construction projects under the “AC433” Acceptance Criteria. The creation of a building code (AC433) and the subsequent ESR-3255, addresses a key element (Termite Protection – Wood Rot/Decay) in the wood protection offered by Eco Building products and has started to open up significant market opportunities.  Eco Red Shield lumber products now meet industry standard Use Categories UC1, UC2 and UC3a as defined by the AWPA guidelines for usage of treated lumber. These use categories define the product use for above ground, (anchored to concrete not exposed to constant wetting) which is the most common use for sill plates and exterior decking. The Company has engaged QAI Laboratories as the third party factory Quality Control auditing company, providing audit services and third party inspections to all ESR listed facilities, and facilities producing Eco Red Shield for the purposes of satisfying FRTW lumber per ASTM E84 requirements.  Eco Red Shield is now successfully qualified to produce code approved lumber products in seven locations across the country. Having the ability to stamp/label the lumber with the equivalence to traditionally marketed pressure treated lumber opening up enormous opportunities in the supply chain, and not limited to, Big Box Retailers, national homebuilding supply companies, wholesalers and manufacturers. The pressure-treatment industry generates roughly $4 billion annually (Source: CBS News, February 11, 2009). Approximately 65% of the treated wood components sold annually fall into the UC1, UC2 and UC3a & b use categories opening up significant opportunities for Eco Red Shield products as a direct substitute or competitive product.  Having achieved an ESR designation as defined by the ICC-ES process allows for product recognition by every building official across the United States as well as over 220 countries worldwide. (Source: www.iccsafe.org)

In 2013, the Company engaged with QAI Laboratories, a similar consumer rating and product monitoring agency as Underwriters Laboratories (UL), to certify the coating process and provide a listing for the fire efficacy of Eco Red Shield treated lumber products.  On September 4, 2012 the Company successfully achieved QAI Laboratories (QAI) listing B1053-1, providing evidence that Eco Red Shield’s fire protection qualities now meet building code requirements for Class “A”, structural rated, flammability performance on Douglas Fir solid sawn lumber, making Eco Red Shield protected lumber equivalent to the traditionally accepted fire retardant treated wood (FRTW) for interior use. Achieving the QAI listing for flame spread properties renders Eco Red Shield protection applied to solid sawn Douglas Fir lumber the first topical wood treatment of its kind for interior Class “A” flammability. Additionally providing protection against Wood Ingesting Organisms including Formosan Termites and Wood‐Rot Decay to meet building code requirements. Building officials, architects, contractors, specifiers, designers and others utilize QAI listings and product labeling to provide a basis for using or approving Eco Red Shield coated lumber products in construction projects under the International Building Code. The Company will continue to qualify other species and panel products for similar ratings. The Company has also submitted for and received acceptance for Eco Red Shield approval in Hawaii and the City of Los Angeles to achieve the issuance of an LA Research Report. The Company recognizes the value of the certifications to prove quality controls and efficacy of our coating process. The marketing of Eco Red Shield as an “Advance Framing Lumber” or “Technically Advanced Building Material” are not sold or marketed into code required application for the majority of the markets, or intended use and all products sold for code compliance are labeled per specification.  The building code compliant traditional treating industry comprises an estimated six to eight percent of the overall wood market.  Eco Red Shield is targeting the non-code value added applications offering affordable value to all wood framed construction comprising the other approximate ninety four percent of the available market.

ECOB remains confident that it possesses the first ever certified topical wood treatment in the industry for all the attributes of protection.  To date the industry never had available a product like Eco Red Shield providing an approved treatment that combines wood-rot decay, Formosan termite protection and Class A structural fire ratings on a few substrates with the value added benefits of mold inhibition. The topical application provides for a lower cost manufacturing process than traditional pressure methods allowing the company to maintain greater margins offering a superior product for similar or lower costs than traditional market competition. This has created great opportunities for the Company to offer a superior product to retailers at a lower cost allowing the retailers to achieve greater margins for similar/equivalent shelf space thus opening up a wood coating revenue stream for the approximate ninety four percent of lumber sales that never before had this opportunity. Mold is continually becoming a greater liability issue for lumber manufacturers, wholesalers and retailers driving the needs to embrace the category in which ECOB has created.  As homeowner awareness is discovered more and more builders and contractors are looking to embrace “Technically Advanced Building Materials.” The Company one day envisions that raw lumber will not be acceptable anymore.

The Company continues to execute its’ business plan in relation to growth in the main stream market with Eco Red Shield treated lumber products. Albeit we are receiving demand from many sectors of the market, we are cautiously approaching the supply chain to make sure we are able to maintain margins, provide a competitively priced product and blend into the supply chain the most cost effective way.  The Company is aware of the fact that it will have to create or form alliances with existing manufacturers, wholesalers and or distribution companies in order achieve this goal.  Management is making every effort to insure proper decisions are being made; the right partnerships are erected as they are hard to unwind later. The Company continues to bid and negotiate the supply of housing in the emerging economies around the world.  We continue to actively pursue this business with the expectations of bringing Eco Red Shield treated lumber products to the world as an “Advance Framing Lumber” and/or “Technically Advanced Building Material.”

The Company has faced many challenges over the past year. Management is confident that with all of the product certification achievements, coupled with an improving housing market in the USA, and the industry acceptance of Eco Red Shield as a viable competitive product, we will start to earn a percentage of the total wood production as a function of our sales model. The Company has concentrated efforts in offering “Advance Framing Lumber” in and around the Sandy rebuild effort and continues to execute the retail and special order programs with The Home Depot. We continue to face financial challenges in the up-coming year however market acceptance of our product will create the sales revenue to allow the Company the ability to experience continued growth.

On or about July 22, 2013, the Company (ECOB) engaged The Home Depot (HD) in a pilot program supported by a foursome of Supplier Buying Agreements (SBAs). The SBAs as established between ECOB and HD outlined the business relationship to commence in the areas of direct to distribution, direct to store, special order sales and e-commerce. Effective immediately, the SBAs provided the opportunity for ECOB, for the first time in Company history, position for retail sales, its flagship product Eco Red Shield protected lumber on the shelves of North America’s largest lumber retail outlet, The Home Depot. Upon the rollout of the pilot program, Eco Red Shield was immediately made available on the shelf, in the form of six SKUs, for retail sales in fourteen (14) stores in the New York, New Jersey and Philadelphia metro areas. The six SKUs rounding out the product assortment included a selection of dimensional and panel lumber products coated with ECOB’s proprietary Eco Red Shield protective coating. Also of importance in this pilot program was the channel opportunity for special order sales. Each of the initial fourteen stores in the pilot program were also activated in the special order sales program, enabling The Home Depot to market and make available to its vast customer base, a new way of doing business, ultimately supporting The Home Depot’s desire to increase contractor sales. Throughout the progression of the pilot program, stores not initially selected for inclusion were soon activated. This expansion provided three (3) more locations in the northeastern US for both in-stock and special order sales, and an additional twenty-seven (27) stores exclusive in the special order sales program in both the northeastern US and in Southern California markets. The Company treated the in store material at the Salem, Oregon facility and utilizes the newly expanded New Jersey facility to facilitate all just in time special orders. In summary, ECOB is conducting its retail business with The Home Depot in a total of one hundred and four (104) locations across the United States.

Patents: The Company currently has a patent pending filing in the USA and Canada.  Our patent pending Pub file no in USA:  2012/0121809 A1 in Canada our application no: 2,757,126 – The title of our patent pending is as follows: FORMULATION AND PROCESS FOR TREATING WOOD SUBSTRATES. Currently the Company has received examiner comments and will continue to prove unique art exists in our process.

Trademarks: The Company has filed for trademark protection on various service marks in several categories to include the “Eco” logo, “Eco Red Shield” name, “FRC Technology” - Fire Retardant Coatings and “Wood Surface Film” technology.

Licensing: The Company has a licensing agreement with Newstar Chemical for the rights to use AF21 fire inhibitor on all wood substrates worldwide as updated and amended during this reporting period.  This contract is filed in our Quarterly Report on Form 10Q from the period ended December 31, 2010.

Franchises: We have four affiliates that are approved to produce our Eco Red Shield product in various locations around the USA.  We have formal written agreements with two of these affiliates while the other two affiliates purchase chemical concentrates and adhere to our quality control program. Revenues that are generated from our affiliates are booked as chemical sales. The Company has also developed an affiliate coating program that allows lumber companies to coat commodity lumber at their facilities contingent upon their stocking the Company’s inventory and supporting the Company’s products.

Competitive Advantages

Approximately ninety four percent of the wood market currently does not employ any protection. This represents the Company’s major market opportunity for significant growth. ECOB products have a distinct advantage over non-treated lumber products in a number of ways. These include:

●	Non-treated lumber is susceptible to termite infestation, mold and wood rot. This will have the following detrimental effects:

●
New trees must be sacrificed to save/remediate existing structures from wood rot decay, termite destruction and fire. It is our belief, based upon our experience in the eco-friendly construction industry, that the use of ECOB products will increase the sustainability of our forests by creating a life-long wood product that will reduce fiber consumption.

●	Fumigation is the primary recourse for termites. This process is dirty and toxic to the atmosphere and occupants.

●	Mold has the potential to cause serious health problems and contribute to unhealthy interior air environments.

●
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

●	ECOB products are also more resistant to fire than non-treated lumber. This type of fire protection will reduce the risk of losing homes and commercial properties to fire and could save lives.

●
Eco Red Shield is approved to be applied to the entire super structure of a home, traditional pressure treatments are typically not used in vertical load bearing applications or on engineered wood products.

●	GREENGUARD Gold (Formerly Children & Schoolssm) certified.

●
Eco Red Shield is now an approved product for Wood-Rot Decay and Formosan Termites. Additionally Class “A” fire protection, on some substrates, never before combined in a single approved application.  Additionally Eco Red Shield provides mold protection on the cured film surface.

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

Employees

As of June 30, 2014, ECOB had 22 full time employees consisting of  Mr. Conboy, who is the Company’s Chief Executive Officer, Chief Financial Officer and sole director, Mr. Vuozzo, our Chief Technical Officer, 2 administrative, 1 engineering,1 Home Depot Manager, 1 marketing and sales, 15 production and production support personnel. We anticipate that we will expand the Board of Directors within the next two quarters and hire additional key staff as operations develop in the areas of Chief Financial Officer, Vice President Sales and Marketing; research and development, administration and accounting, business development, operations , and sales and marketing.

We expect to continue to use contract labor, management consultants, attorneys, accountants, engineers, and other professionals as necessary to support our management and administrative requirements.  The need for employees and their availability will be addressed on a continuing basis.

Product Sales

The Company had product sales revenue of $472,539 (The Home Depot), $211,523 (TR Wurster) and $200,741 (Truss Company Sales) representing 32%, 14%, and 14% of total sales for year ended June 30, 2014, respectively. No long term fixed contracts control any future sales to these customers.

Governmental Regulation

The use of assets and/or conduct of business that we are pursuing will be subject to environmental, public health and safety, land use, trade, EPA and other governmental regulations, as well as state and/or local taxation.  The finished product offered by the Company, Eco Red Shield, falls into the “Treated Article Exemption 40 CFR 152.25(a) as stated by the EPA. The company has taken all necessary steps including legal review of all claims made to assure strict compliance for product claims meeting the treated article exemption. Furthermore, compliance with product labeling of all constituents employed in the manufacturing have been reviewed by third party consultants to insure proper use as specified by product manufacturers. These consultants ensure that product labeling is in strict compliance with local, state and federal regulations as represented in the original manufacturer - or supplier-published materials.  In acquiring and/or developing businesses in the wood treatment industry, management will endeavor to ascertain, to the extent possible due to its current limited resources, the effects of such government regulation on our prospective business. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of all potential government regulation. Additionally, ECOB complies with Rules and Regulations of the Securities and Exchange Commission.

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

Real Estate Lease – Vista, California
Real Estate Lease – Colton, California
Real Estate Lease – Oceanside, California (Truss MFG Facility)
Real Estate Lease – Salem, Oregon
Real Estate Lease – Fair Lawn, New Jersey (Leased June 1, 2014)
Real Estate Lease – Augusta, Georgia (Leased April 1, 2014)

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

On June 4, 2013, Trical Construction, Inc. filed a complaint against the Company in Superior Court of California, County of Los Angeles. The nature of the litigation involved Trical’s claim that it suffered various construction delays and other damages from Eco Building Products in connection with the construction of a 77 unit apartment building.  The matter was ultimately resolved by settlement on August 1, 2014 in the amount of $180,564.50, with payment of $30,000.00 by Eco Building Products to Trical on that date and scheduled payments of $10,000.00 each month beginning on November 1, 2014 through February 1, 2016.

While not a matter of litigation, the following matter has resulted in significant or material effects upon the Company that is difficult to quantify. The Company has received a formal inquiry from the Depository Trust Corporation (“DTC”) requesting that legal counsel opine to our compliance with all relevant federal and state securities laws for all DTC stock transactions over the past five years.  The Company and legal staff have engaged in discussions with DTC and continue to comply with their requests.

Item 4.       Mine Safety Disclosures

Not Applicable.

PART II

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

Fiscal Quarter Ended	High	Low
June 30, 2014	$0.006	$0.002
March 31, 2014	$0.009	$0.002
December 31, 2013	$0.014	$0.001
September 30, 2013	$0.023	$0.01
June 30, 2013	$0.035	$0.006
March 31, 2013	$0.043	$0.009
December 31, 2012	$0.071	$0.033
September 30, 2012	$0.118	$0.05
June 30, 2012	$0.14	$0.065

Approximate Number of Equity Security Holders

At June 30, 2014, there were approximately 116 holders of record of our Common Stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

There are no warrants outstanding to purchase shares of our Common Stock subject to conditions and limitations.

There were no warrants issued during the year of 2014.

The Company issued 2,000,000 shares as options to the Chief Executive Officer and Chief Technical Officer.

The Company granted 25,000,000 shares as options to a consultant.

Unregistered Sales of Equity Securities

On June 3, 2014, Eco Building Products, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with Dominion Capital, LLC, (“Dominion”) Redwood Management, LLC, Redwood Fund II, LLC and Redwood Fund III, LLC (together with Redwood Management, LLC and Redwood Fund II, LLC, “Redwood”), (Redwood and Dominion together, the “Investors”) whereby the Investors agreed to fund the Company with a total of up to $3,400,000 in a newly created Series C 12% Convertible Preferred Stock (the “Preferred Stock”). Pursuant to the Agreement, the Company sold (i) $325,000 of Preferred Stock to Dominion and (ii) $75,000 of Preferred Stock to Redwood. On the three week anniversary of the Agreement the Company will sell an additional (i) $325,000 of Preferred Stock to Dominion and (ii) $75,000 of Preferred Stock to Redwood. This funding will be used for Company capital investment and expansion with a portion to pay off outstanding convertible notes to institutional investors. As a result of this transaction, the only outstanding convertible debt will be held by management of the Company and the Investors.

Additionally, at least once per month, the Company agrees to sell to each of Dominion and Redwood, on an equal basis, an amount of Preferred Stock equal to the amount of aged accounts payable of the Company to be held by Dominion and Redwood on such date, up to a maximum of $1,200,000 of face amount of accounts payable in the aggregate during the term of this Agreement. The Company anticipates that as a result of this funding the Company will be able to retire aged debt and maintain a healthy balance sheet moving forward.

Substantially concurrent with the execution and delivery of this Agreement by the parties hereto, and on each of the next three monthly anniversaries of the date of this Agreement, the Company agrees to sell (i) $175,000 of Preferred Stock to Dominion and (ii) $175,000 of Preferred Stock to Redwood. This funding will be used to cover Company overhead costs, including, but not limited to, payroll, facility rents, tax payments, investor and public relations, professional and administrative services, insurance, travel and warehouse supplies.

Series C Preferred Stock Financing

In accordance with the Agreement, the Company agreed to designate and issue to the Investors up to 34,000 shares of Preferred Stock, for an aggregate purchase price of up to $3,400,000 (the “Financing”) which are convertible into shares of the Company’s common stock (the “Common Stock”).   The initial closing of the sale of these securities took place on June 3, 2014 (the “Closing”).

Exchange Agreements

In connection with the Agreement, the Investors have agreed to enter into exchange agreements whereby they will exchange outstanding promissory notes and Series B Preferred Stock for Series C Preferred Stock in the Company. A total of 9,250 Series B Preferred Stock and $7,661,784 due in connection with outstanding promissory notes will be exchange for Series C Preferred Stock. The table below details the original note amount and approximate amount due to each Investor.

Investor	Original Amount Due on Notes (number of notes issued to Investor)	Approximate Balance Due to Investor
Redwood Management, LLC	$5,740,089 (5 notes)	$4,489,794
Redwood Fund II, LLC	$600,000 (4 notes)	$660,000
Redwood Fund III, LLC	$235,000 (3 notes)	$254,000
Dominion Capital, LLC	$3,339,490 (8 notes)	$3,182,990
Total		$8,586,784

Item 6.       Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended June 30, 2014 and 2013 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Financial Condition and Results of Operations

Results of Operations for the Year end June 30, 2014 as Compared to the Year ended June 30, 2013

During the month of April 2013, the Company made a decision to wind down E-Build & Truss along with the current projects and cease procurement of additional labor contracts, moving away from the framing and labor side of production home building. This objective as set forth in the Company’s business plan was aimed at securing framing/labor contracts to market Eco Red Shield protection, which ultimately deemed itself to be successful. The Company is however still in full production of the truss plant and actively pursuing truss business. Winding down the labor portion of the business allowed the company to preserve capital and better manage cash flow, focusing on more lucrative business opportunities. During this time, the company was in the final stages of negotiations with The Home Depot to embark on a pilot program test marketing Eco Red Shield via in store retail and special order sales programs. This effort was mainly focused around the devastated areas of the highly impacted super storm Sandy rebuild in Metro New York, Long Island New York and the State of New Jersey. Eco Red Shield protection offers so many advantages to homebuilding/rebuilding and is considered to be a defensive measure against the elements during events such as hurricanes, fires and flooding. ECOB focused an enormous effort towards meeting The Home Depot’s requirements required to maximize the opportunity put forth to test the consumer market for product acceptance. At this time, the Company feels comfortable that Eco Red Shield has made significant impact in the acceptance of the market place. The initial pilot program with The Home Depot concluded at the end of October 2013 in preparation for a follow-on retail program expansion to commence in the spring of 2014. On April 26, 2013, Eco Red Shield lumber coatings was awarded an Edison Award GOLD for excellence and innovation in the field of Materials Science. Being recognized with an Edison Award has become one of the highest accolades a company can receive in the name of innovation and business. Countless hours of hard work and determination have resulted in the robust formulation known as Eco Red Shield. The Company set out to accomplish a task not knowing all of the challenges that would be faced in the sake of changing an entire Industry, ECOB’s testing protocols resulted in high scores proving our methodology of wood treatment providing superior efficacy in the defense of lumber products against termites, wood rot decay and value added mold and fire. In support of the continued growth in the Northeastern U.S., on August 2, 2013, the Company opened doors for a new coating facility in Fair Lawn, New Jersey. This strategically located facility is complete with rail service and a lumber yard that to this day has supported the continued growth in the region supporting contractor sales and the Company’s business relationship with The Home Depot. This new facility opening arrived on the heels of the fledgling Super Storm Sandy Rebuild.

On November 6, 2013, the Company unveiled Eco Armor – Defensive Paint as a result of collaboration between Eco Building Products and the largest paint recycler in North America, Visions Paint Recycling, LLC. Together, we have been successful in bringing this uniquely blended defensive paint to market, further enhancing the Company’s existing family of defensive products. Eco Armor complements existing lumber protection by adding valuable UV and moisture protection. To date, this new product has assisted the Company in capturing business with Jacuzzi, providing finished goods which are used in the fabrication of structural spa skirts. This niche business opportunity provides great business for the Company’s Colton, CA facility.

On March 14, 2014, the Company began supporting a new niche business channel by way of Jacuzzi®, one of the world’s leading spa manufacturers. Eco Building Products continues to support this business opportunity by providing superior finished goods complete with ECOB’s coatings technology and Eco Armor Paint. This California based  company is always looking to lead the world in innovation and it was for this reason they selected ECOB as the advanced framing lumber technology for the fabrication of their skirt structures. ECOB produces approximately 40 truckloads of finished goods for export into Mexico each month.

On or around March 26, 2014 the Company purchased automated coating equipment from a previously owned and operated Eco Affiliate in Augusta, Georgia. The newly acquired facility and equipment is fully-functional and complete with automation, enabling the Company to obtain increased output rate. In addition to the automated line, ECOB will refurbish the existing production line under the provisions of the Company’s current quality control program, complete with post-conditioning tunnels in an effort to produce the highest quality finished goods. Moreover, this increased production capacity and strategically located facility will allow ECOB to reinforce its market position in the Northeastern and Southern U.S. to meet the growing demand for Eco Red Shield protected lumber.

On April 1, 2014, The Home Depot in concert with Eco Building Products activated the remaining New York and New Jersey HD retail locations for inclusion into the Eco Red Shield retail and special order program. The phase of the expansion will see an increase to 107 active stores across this market region. This increase in active stores is certain to support increased growth and acceptance of this advanced framing lumber product in the region, whilst paving the way for future markets across the country. On or about August 1, 2014, the Company completed the expansion into the remaining stores in this market providing direct-to-store support for retail sales with 2 SKUs on the shelf (2x4-96” Premiums KD DF Stud and 4x8x15/32” Rated Sheathing CDX 4-Ply) and a comprehensive special order sales program. The Company continues to grow with The Home Depot and is currently in the planning phase for the next retail and special order expansion to commence.

On April 21, 2014 the Company took appropriate steps and measures to begin producing the proprietary substrate fire inhibitor here in the U.S, resulting in all constituents now being blended and originating from U.S. points of manufacturing. The Company takes pride in producing everything that goes into our Intellectual Property right here in America, as it has been our goal since inception, that our red lumber will one day be recognized as the true American Brand of Lumber.

In the execution of the Company’s business plan, it has been observed that the traditional wood treating market has demonstrated resistance of market acceptance for Eco Red Shield technology as a competitive product or alternative. The Company views this resistance in a positive manner as this perception of competition is misplaced. Eco Red Shield technology was developed to provide protection for the entire super structure of wood framed construction not typically employed by traditional wood treatment process. The traditional treatment industry comprises approximately 6 to 8 percent of the entire industry. Eco Red Shield was developed to provide a low cost protection for the other 94 percent of the market currently not employing any protection for lumber products. The Company recognized this market segment as a greater opportunity than trying to compete with a smaller segment of the industry. Albeit our building code approvals allow Eco Red Shield to compete, very few of our sales target this market segment.  We have positioned Eco Red Shield to be an Advanced Framing Material to service the much larger segment of traditional raw lumber products. The Company feels that the paradigm shift towards full framing protection has happened and the category within the industry has been created and will never go away.  It is now time for Eco Building Products to capitalize on the opportunity in which we have fought so hard and successfully created.

Revenues and Cost of Sales - For the fiscal year ended June 30, 2014 we had total revenues of $1,460,525, as compared to $5,220,121 in revenues for the previous year.  Our cost of sales for the fiscal year ended June 30, 2014 and June 30, 2013 was $1,309,724 and $5,094,794, respectively. The gross profit for the fiscal year ended June 30, 2014 was $150,801 representing 10% gross margin. The main reason for the decrease in gross sales was due to the shift towards growing the retail big box market, selling finished goods, and the wind down of the E build & Truss framing labor jobs.

Operating Expenses - For the fiscal year ended June 30, 2014, our total operating expenses were $6,834,417 as compared to $11,513,789 for the fiscal year ended June 30, 2013. Included in our operating expenses for the fiscal year ended June 30, 2014 was compensation costs of $3,994,514 of which $412,263 was accrued and not paid.  Other significant operating costs we incurred during the year ended June 30, 2014 included research and development of $117,236, marketing of $111,381, rent of $887,639, other general and administrative costs of $1,186,639 and professional fees of $537,008. The main change in operating expenses is contributed to the decrease in labor intensive framing activities.

Other Income (Expenses) - For the fiscal year ended June 30, 2014, total interest expense was $18,113,022. Of the total interest expense $14,656,639 was the initial interest expense on the value of the derivative (excess). The remaining interest expense of 3,456,383 is interest on the convertible notes and interest to secured promissory note holders. The Company recognized $8,317,610 gain on derivative due to change in the fair value of the derivative liability for the fiscal year ended June 30, 2014.

For the fiscal year ended June 30, 2013, total interest expense was $39,133,784 of the total interest expense $31,196,620 represents the initial interest expense on the value of the derivative (excess).  The remaining interest expense included $2,087,244 write off of the outstanding prepaid loan fee in connection with the MRL $5.0 million line of credit, $1.8 million interest on the convertible notes, $562,000 accrued interest to Redwood Management, $401,000 interest to secured promissory note holders and $448,437 for the loss on modification of five of our convertible notes payable. The Company issued 5.0 million shares in order to offset a loan owed to a third party lender in prior years.  The Company recognized $25,918,860 gain on derivative due to change in the fair value of the derivative liability for the fiscal year ended June 30, 2013.

Liquidity and Capital Resources

On June 30, 2014, we had $375,066 in cash on hand.  During the year ended June 30, 2014, net cash used in our operating activities amounted to $4,090,150. Net cash used during the same period for our investing activities totaled $76,002. During the same year, we received proceeds resulting in net cash from financing activities of $4,502,500 of which $610,000 was received from the issuance of common stocks and $1,380,166 was received from the issuance of third-party convertible notes.

The following table sets forth selected cash flow information for the year ended June 30, 2014:

Net cash used in operating activities	$(4,090,150)
Net cash used in investing activities	(76,002)
Net cash provided by financing activities	4,502,500

Net change in cash	$336,348

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory and raw materials; (ii) developmental expenses associated with a development stage business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Warranty Costs
The Company provides a ten-year warranty on its products. The Company accrues for the estimated warranty costs at the time when revenue is recognized. The warranty accruals are regularly monitored by management based upon historical experience and any specifically identified failures. While the Company engages in extensive product quality assessment, actual product failure rates, material usage or service delivery has resulted in no warranty claims to date.

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

Item 8.      Financial Statements and Supplementary Data

ECO Building Products, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Eco Building Products, Inc.

We have audited the accompanying consolidated balance sheets of Eco Building Products, Inc. (the Company) as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eco Building Products, Inc. as of June 30, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
October 14, 2014

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30	June 30
	2014	2013

ASSETS
CURRENT ASSETS
Cash	$375,066	$38,718
Accounts receivable, net of allowance for doubtful accounts of $1,607
and $152,143, respectively	60,965	208,376
Inventories, net	468,411	782,138
Prepaid expenses	8,797	8,797
Notes receivable - related party	98,669	106,669
Other current assets	29,875	7,100
Total current assets	1,041,783	1,151,798

PROPERTY AND EQUIPMENT, net	869,424	1,027,332

TOTAL ASSETS	$1,911,207	$2,179,130

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,368,452	$1,348,747
Payroll and taxes payable	3,207,637	2,501,005
Accrued interest	89,412	1,068,866
Other payables and accrued expenses	335,270	225,745
Deferred revenue	-	140,000
Derivative Liability	20,504,553	9,179,309
Convertible notes payable, net of debt discount	143,654	1,532,909
Current maturities of notes payable	6,986	8,278
Loans payable - other	943,850	1,303,136
Total current liabilities	26,599,814	17,307,995

LONG TERM LIABILITIES
Loans payable - related parties	465,327	509,151
Notes payable, less current maturities	2,703	9,103
Total long term liabilities	468,030	518,254

TOTAL LIABILITIES	$27,067,844	$17,826,249

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 10,000,000,000 shares authorized,
3,203,510,143 and 499,221,857 shares issued and 3,174,849,208 and
445,323,020 outstanding at June 30, 2014 and June 30, 2013 respectivley	$3,203,510	$499,222
Treasury Stock	(28,661)	(53,899)
Preferred Stock, Series A, $0.001 par value, 30,000 shares authorized,
30,000 shares issued and outstanding at June 30, 2014	30	-
Preferred Stock, Series B, $0.001 par value, 9,250 shares authorized,
-0- shares issued and outstanding at June 30, 2014	-	-
Preferred Stock, Series C, $0.001 par value, 120,000 shares authorized,
94,394 shares issued and outstanding at June 30, 2014	94	-
Declared Dividends	140,498	-
Additional paid-in capital	46,504,278	29,943,445
Accumulated deficit	(74,976,386)	(46,035,887)
Total stockholders' deficit	(25,156,637)	(15,647,119)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,911,207	$2,179,130

See accompanying notes to consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2014	2013

REVENUE
Product sale	$1,455,247	$3,610,991
Labor sale	$5,278	$1,609,130

TOTAL REVENUE	$1,460,525	$5,220,121

COST OF SALES
Cost of sales - Product	1,265,464	3,790,155
Cost of sales - Labor	44,260	1,304,639

TOTAL COST OF SALES	$1,309,724	$5,094,794

GROSS PROFIT	150,801	125,327

OPERATING EXPENSES
Research and development	$117,236	142,373
Marketing	111,381	378,488
Compensation and related expenses	3,994,514	5,881,126
Rent - facilities	887,639	888,442
Professional and consulting fees	537,008	1,479,225
Other general and administrative expenses	1,186,639	2,744,135

Total operating expenses	6,834,417	11,513,789

LOSS FROM OPERATIONS	(6,683,616)	(11,388,462)

OTHER INCOME (EXPENSE)
Interest expense	(18,113,022)	(39,087,908)
Gain (loss) on derivative liability	8,317,610	$25,918,860
Impairment expense	(21,128)	-
Other income	11,793	(38,328)
Gain (loss) on legal settlement	(180,565)	-
Gain (loss) on settlement of debt	590,000	-
Gain (loss) on extinguishment of debt	(9,345,735)	-
Derivative expense	(3,515,836)	-
Total other income (expense)	(22,256,883)	(13,207,376)

LOSS BEFORE PROVISION FOR INCOME TAXES	(28,940,499)	(24,595,838)

NET LOSS	$(28,940,499)	$(24,595,838)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	(0.02)	(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,611,107,338	335,848,567

See accompanying notes to consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended June 30,
	2014	2013

Cash flows from operating activities
Net Loss	$(28,940,499)	$(24,595,838)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization expense	241,910	206,730
Reserve for obsolete inventory	-	(47,264)
Impairment of inventory	181,000	-
Amortization of debt discount	8,278,456	3,583,799
Initial interest expense on value of derivative (excess)	11,140,803	-
Common Stock issued for interest and OID	128,285	-
Common Stock issued for services	42,500	1,500,685
Preferred shares issued for services	1,221,000	-
Common stock issuance for origination cost		504,485
Interest expense on value of derivative (excess discount)		31,196,620
Stock Based Compensation	700,000	3,549,000
Gain on dertivative liability fair value adjustment	(8,317,611)	(25,918,860)
Loss on extinguishment of Convertible N/P & Pref B shs	9,345,651	-
Loss on Legal Settlement	180,565	-
Gain on settlement of notes payable	(590,000)	-
Expense paid on behalf of the Company	(35,000)	2,877,253
Changes in assets and liabilities:
Accounts receivable	147,411	(833,503)
Inventory	132,727	187,772
Prepaid expenses	-	2,085,744
Intangibles	-	17,083
Other current assets	(22,775)	-
Notes receivable	-	(106,669)
Accounts payable	19,704	922,569
Payroll and taxes payable	706,631	906,158
Deferred Revenue	(140,000)	106,360
Other payable and accrued expenses	(71,039)	70,893
Accrued interest	1,560,131	1,013,150
Net cash used by operating activities	(4,090,150)	(2,773,833)

Cash flows from investing activities
Purchase of property and equipment	(84,002)	(27,785)
Notes receivable repayments	8,000	-
Payments for equipment deposits - related party	-	-
Purchase of intangible assets	-	-
Net cash used by investing activities	(76,002)	(27,785)

Cash flows from financing activities
Payments on related party notes	(138,824)	(202,029)
Proceeds from short term notes payable	650,000	261,000
Proceeds from convertible notes payable	1,380,166	2,068,453
Proceeds from related party advances and notes	95,000	509,700
Proceeds from issuance of common stock	610,000	100,000
Proceeds from Series B Preferred Stock	925,000	-
Proceeds from Series B Preferred Stock	1,250,000	-
Payments on convertible notes payable	(37,500)	-
Payments on notes payable	(218,650)	-
Repayments on notes payable - vehicles loan	(7,692)	(5,981)
Repayments on accrued interest	(5,000)	(2,058)
Net cash provided by financing activities	4,502,500	2,729,085

Net change in cash and cash equivalent	336,348	(72,533)

Cash and cash equivalent at the beginning of year	38,718	111,251

Cash and cash equivalent at the end of year	$375,066	$38,718

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$-	$2,058

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for conversion of notes payable	$-	$5,837,223
Derivative liabilities - new (interest expense over discount)	$14,211,051	$-
Settlement of notes payable	$240,000	$-
Convertible notes issued for extinguishment of notes payable	$1,868,778	$-
Third party financing for supplies repaid	$-	$1,291,350
Cancellation and retirement of common shares	$-	$134,899
Shares issued for conversion of accrued interest	$-	$92,500
Pref C shares issued for cancellation of 9,250 shs of Pref B and multiple convertible notes	$28,836,539	$-
Shares issued for conversion of Pref C convertible stock	$31,891	$-
Reissue shares from treasury to officers	$25,238	$-
Declared dividends	$140,498	$-

See accompanying notes to consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT)
For Years Ended June 30, 2014 and 2013

	Common Stock		Treasury Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Dividends	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Totals

Balance, June 30, 2011	178,286,100	$178,286										$10,622,135	$(10,266,167)	$534,254
Issuance of common stock for cash	16,500,000	16,500										873,000	-	889,500
Incremental charges on stock compensation expense between the fair value of the shares at the issuance date and the cash proceeds received from investors												142,500		142,500
Issuance of common stock for settlement of debt	6,879,172	6,879										723,717	-	730,596
Issuance of common stock for legal services	14,496,397	14,496										1,458,513	-	1,473,009
Issuance of warrants for prepaid loan fee	-	-										3,025,148	-	3,025,148
Issuance of common stock for officers	15,500,000	15,500										1,069,500	-	1,085,000
Issuance of common stock for employees	1,400,000	1,400										96,600		98,000
Issuance of common stock for consultants	7,200,000	7,200										496,800	-	504,000
Compensation recognized on options grant		-										56,700		56,700
Net loss	-	-										-	(11,173,883)	(11,173,883)
Balance, June 30, 2012	240,261,669	$240,262	-	$-	-	$-	-	$-	-	$-	$-	$18,564,613	$(21,440,050)	$(2,635,175)

Issuance of common stock for cash	2,000,000	2,000										98,000	-	100,000
Issuance of common stock for convertible notes	258,473,436	258,473										5,578,750	-	5,837,224
Issuance of common stock for professional and consulting services	28,150,000	28,150										1,472,535	-	1,500,685
Issuance of common stocks for interest	2,750,000	2,750										89,750	-	92,500
Issuance of common stocks for loan origination cost	8,086,752	8,087										496,398		504,485
Stock based compensation from common stocks grant	-	-										3,549,000	-	3,549,000
Retirement of common stocks		-	53,898,837	(53,899)		-		-		-		53,899	-	0
Cancellation of common stocks	(40,500,000)	(40,500)		-		-		-		-		40,500	-	-
Net loss	-	-										-	(24,595,838)	(24,595,838)
Balance, June 30, 2013	499,221,857	$499,222	53,898,837	$(53,899)	-	$-	-	$-	-	$-	$-	$29,943,445	$(46,035,888)	$(15,647,119)

Shares issued for convertible notes	2,370,682,283	2,370,682							-	-		6,123,125	-	8,493,807
Shares issued for accrued compensation	50,000,000	50,000							-	-		650,000	-	700,000
Shares issued for services	25,000,000	25,000							-	-		17,500	-	42,500
Shares issued for cash	231,666,668	231,667							-	-		378,333	-	610,000
Retirement of shares	(40,500,000)	(40,500)							-	-		40,500		-
Issuance of Series A preferred for services	-	-			30,000	30			-	-		1,220,970	-	1,220,970
Issuance of Series B preferred for cash	-	-		-		-	9,250	9	-	-		924,991	-	924,991
Issuance of Preferred C for Preferred B shares	-	-		-		-	(9,250)	(9)	2,539	3		(671,093)	-	(671,093)
Issuance of Preferred C for convertible notes	-	-							79,719	80		7,971,820		7,971,945
Issuance of Preferred C for cash	-	-							12,500	13		-		-
Shares issued for Preferred C share conversion	31,891,267	31,891							(364)	(0)		(22,314)		9,577
Shares issued for interest	35,548,068	35,548							-	-		92,737		128,285
Dividends	-	-							-	-	140,498	(140,498)		-
Reissue treasury shares to officer	-	-	(25,237,902)	25,238					-	-		(25,238)		-
Net loss	-	-										-	(28,940,499)	(28,940,499)
Balance, June 30, 2014	3,203,510,143	$3,203,510	28,660,935	$(28,661)	30,000	$30	-	$-	94,394	$94	$140,498	$46,504,278	$(74,976,387)	$(25,156,637)

See accompanying notes to consolidated financial statements

Eco Building Products, Inc.
Footnotes to Consolidated Financial Statements
June 30, 2014
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

On May 31, 2011, the Company formed E Build & Truss, Inc. (“E Build”) on May 31, 2011 in the State of California.  E Build was formed for the purpose of operating the Company’s Truss manufacturing activities. As of June 30, 2014, the Company has purchased equipment through this wholly owned subsidiary.

In December 2011, the Company formed Seattle Coffee Exchange (“Seattle”) in the State of California.  Seattle is a coffee shop which is located in the 1st floor of the Company’s corporate headquarters in Vista, CA.  This wholly-owned subsidiary has not started its operations as of June 30, 2014.

As of June 30, 2014, the Company owns 100% of E Build, Red Shield and Seattle

Going Concern
The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $74,976,386, current year net loss of $28,940,499, recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Eco Building Products, Inc. and its wholly owned subsidiaries, E Build & Truss, Inc., Red Shield Lumber, Inc., and Seattle Coffee Exchange.  Intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable
Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts
An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages, information collected from individual customers related to past transaction history, credit-worthiness, changes in payments terms and current economic industry trends.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. The allowance for doubtful account was, $1,607 and $152,143, respectively, as of June 30, 2014 and June 30, 2013, correspondingly, bad debt expense was $0 and $133,417 for June 30, 2014 and June 30, 2013 respectively.

Inventories
Inventories primarily consist of chemicals, labor and lumber and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value).  Net realizable value is the respective inventory’s estimated selling price reduced by the cost of completion and disposal.  The Company also evaluates its inventories in an ongoing basis based on the demand of its inventories.  If the Company deemed that the inventories do not have demand, the Company reserves those slow moving inventories as obsolete inventories.  As of the fiscal year ended June 30, 2014 and June 30, 2013, the Company reserved $47,264 and $47,264 for obsolete inventory, respectively, recorded in cost of sales in the Consolidated Statements of Operations.

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

Long-Lived Assets
The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  Accordingly, as of the fiscal years ended June 30, 2014 and 2013, the Company recorded on impairment expense of $0 and $37,908, respectively.

Issuances Involving Non-cash Consideration
All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to settlement of accrued compensation, consulting and advisory services, debt cancellation, conversion of Preferred Series C shares and a related party equipment purchase (See Note 8).

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

Loss Per Share
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had approximately 8,622,044,614 and 672,009,634 potentially dilutive shares at June 30, 2014 and 2013, respectively. These potentially issuable common shares were excluded from the calculation of diluted loss per share because the effects were anti-dilutive.

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

The Company recorded derivative liability of $20,504,553 and $9,179,309 and a gain of $8,317,610 and a loss of $25,918,860 on derivative valuation for the years ended June 30, 2014 and 2013, respectively.

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

The Company had product sales revenue of $472,539, $211,523 and $200,741 to three customers, representing 32%, 14% and 14% of total sales for year ended June 30, 2014, respectively

The Company had product sales revenue of $1,151,995, $1,189,004 and $1,000,000 to three customers, representing 22%, 23% and 19% of total sales for year ended June 30, 2013, respectively.

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

Research and Development Expenses
Research and development expenses, consist of expenses related to its wood coating process. It is charged to operations when incurred. We incurred $117,236 and $142,373 for the years ended June 30, 2014 and 2013, respectively.

Deferred revenue
The Company recorded deferred revenue for products or services that have been paid by the customers but the products have not been shipped or services have not been provided to the customers.  The Company recorded $-0- and $140,000 on deferred revenue for the fiscal year ended June 30, 2014 and June 30, 2013, respectively.

Advertising Cost
Advertising costs are charged to operations when incurred.  During in the years ended June 30, 2014 and 2013 the Company incurred $111,381 and $378,488 respectively in advertising and promotion costs.

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

Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard and will not make any reference to previously-reported inception financial information or its prior status as a development stage enterprise.

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

3.  Balance Sheet Components

Inventories

Inventories consisted of the following:

	For the year ended
	June 30,
	2014	2013
Chemicals	$34,733	$108,820
Lumber	433,678	673,318
Total	$468,411	$782,138

All of the Company’s inventories are pledged as collateral for the Company’s Senior Secured Notes (see Note 5). In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated and untreated lumber.

Accrued Liabilities

As of June 30, 2014, the Company owed $1,453,319 in past due payroll taxes and accrued penalties. The Company has successfully made an arrangement with the IRS for monthly payments for $740,000 portion of the liability.  These amounts are recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at June 30, 2014, the Company owed $137,359 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.

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

4.  Property and Equipment

Property and equipment consisted of the following:

	For the year ended
	June 30,
	2014	2013
Machinery and equipment (useful life of five to seven years)	$862,291	$938,939
Vehicles (useful life is three years)	44,095	65,991
Furniture (useful life of five years)	20,407	20,407
Computer equipment and software (useful life of three years)	151,638	151,638
Leasehold improvements (useful life of three years)	406,652	365,144
	1,485,083	1,542,119
Less accumulated depreciation	(615,659)	(514,788)
	$869,424	$1,027,331

Depreciation charged to operations for the fiscal year ended June 30, 2014 and 2013 amounted to $240,414 and $206,730, respectively.

5.  Notes Payable

The following tables summarize the Company’s Notes Payable.

	As of June 30, 2014
Description	Short term	Long term

Convertible notes, net of discount of $149,889	$143,654	$—
Auto notes payable	9,689	—
Loan payable - related party	465,327	—
Loan payable - other	943,850	—
Total notes payable	$1,562,520	$—

	As of June 30, 2013
Description	Short term	Long term

Convertible notes, net of discount of $4,779,662	$1,532,909	$—
Auto notes payable	8,278	9,103
Loan payable - related party	509,151	—
Loan payable – other	1,303,136	—
Total notes payable	$3,353,474	$9,103

Convertible Notes

The following table reconciles the activity of the Company’s Convertible Notes from July 1, 2013 to June 30, 2014:

		Gross Convertible Notes Payable	Discount on Convertible Notes Payable	Net Convertible Notes Payable

Balance as of June 30, 2013		6,312,571	(4,779,662)	1,532,909

Additions from new convertible notes issued for cash	(1)	1,380,166	(1,380,166)	--
Conversion of other debt to convertible notes	(2)	1,107,793	(1,107,793)	--
Repayment of Convertible Debt in cash		(37,500)	--	(37,500)
Capitalization of Accrued Interest to Convertible Debt	(3)	46,904	--	46,904
Conversion of convertible notes - principal to common stocks	(4)	(2,440,661)	--	(2,440,661)
Conversion of convertible notes – principal to Preferred C stock	(5)	(6,075,733)	--	(6,075,733)
Accretion of discount to interest expense		--	8,278,456	8,278,456
Balance as of June 30, 2014	(6)	293,543	(149,889)	143,654

(1)
During the year ended June 30, 2014, the Company issued a total of 19 separate convertible notes totaling $1,380,166 face value and ranging in size from $5,000 to $400,000.  The notes were issued with beneficial conversion features and were convertible in to shares of the Company’s common stock at variable prices.  Conversion prices were at a discount to the Company’s market price, typically a 40% to 80% discount to the lowest closing market price for either 10, 20, or 60 days prior to any notice of conversion.  The Company determined that the beneficial conversion features should be accounted for as a derivative liability and the conversion features were valued at the market value on the date of issuance as described below in derivative liabilities.  A debt discount was recorded up to the face value of the debt on the date of issuance.  Any excess of fair value of the derivatives over the face value of the notes issued was recorded to interest expense.  The notes were issued with stated interest rates of between 6% and 12% annual interest rates and may have included stated minimum interest amounts.  All convertible notes issued for cash were issued with conversion features valued in excess of the face value of the notes.  A total of $2,157,365 of additional interest expense was recorded as a result of the excess fair value over the face value of the notes.

(2)
During the year ended June 30, 2014, the Company converted $1,107,793 of other notes payable into convertible notes payable at terms consistent with those described above for notes issued for cash described above.  Typically, these other notes payable were either purchased by one of several investors in the company who purchased notes from third parties or the notes payable were converted from notes payable which were approaching maturity dates.  The Company recorded a debt discount up to the face value of the debt issued.  Certain of the notes had the embedded conversion features with fair values in excess of the face value and for those notes, the combined excess fair value, charged to interest expense, was $8,397,730.

(3)
During the year ended June 30, 2014, the Company issued an additional $46,904 in convertible notes for minimum interest payments on notes payable issued for cash or in exchange for other notes payable.  These convertible notes were immediately converted into Preferred Stock as part of the June 3, 2014 conversion to Preferred stock for substantially all of the convertible debt outstanding as of that date.

(4)	During the year ended June 30, 2014, the Company converted $2,440,661 of convertible notes into 2,370,682,283 shares of the Company’s common stock as described in Note 5.

(5)	On June 3, 2014, the Company converted substantially all of the convertible notes in existence into 79,179 shares of the Company’s Preferred C stock, as described below in Note 5.

(6)
As of June 30, 2014, the Company had $293,543 of convertible notes consisting of $173,041 issued to Redwood in exchange for the assumption of accounts payable of the Company and which are expected to be converted into Preferred C Shares within one years’ time and $120,502 issued to four investors of which $62,500 was converted to common shares subsequent to year end and $58,002 of which are expected to be converted into Common Shares within one years’ time.

The following is summary roll-forward of convertible notes payable as of the fiscal year ended June 30, 2013:

Balance as of June 30, 2012 (1)	$0

Additions from new convertible notes issued	2,659,479
Transfer of debt to convertible notes	5,064,240
Debt discount on convertible notes issued	(4,779,665)
Conversion of convertible notes - principal to common stocks (2)	(1,411,145)

Balance as of June 30, 2013, net of discount	$1,532,909

(1)	$100,000 convertible note, net of $100,000 discount = $0

(2)	The Company converted principal and interest of $1,411,145 and $28,341, respectively to common stocks for the fiscal year ended on June 30, 2013.

Derivative Liabilities:

During the year ended June 30, 2014, the Company issued stock options, convertible notes, and convertible preferred stock that can be converted to common stock in connection with compensation and with raising equity and debt financing. As of June 30, 2014, the Company’s number of potential common shares plus the number of actual common shares outstanding (“Committed Shares”) exceeded the number of common shares authorized to issue in accordance with ASC 815-40-19 “Contracts in Entity’s Own Equity”. The number of outstanding common shares plus the potential common share liability has exceeded the amount of authorized shares, therefore the Company has to employ ASC 815-40-19 (“ASC 815”) to value common share equivalents potentially issuable to settle conversions of convertible notes, convertible preferred shares and exercise of options.

The Company values its derivative financial instruments, consisting primarily of embedded conversion features for its stock options, convertible debt, and convertible preferred stock at issuance at fair value and revalues its derivative financial instruments at the end of each reporting period or in the case of any conversion or modification of terms, at the date of any such modification or conversion.  Any change in fair value is charged to earnings of the period where the derivative financial instrument is modified or converted. The fair value of the embedded conversion features for the convertible notes was determined using the Black-Scholes option pricing model The fair value of these embedded conversion features for the notes was determined using the Black-Scholes option pricing model. The ranges of inputs (or assumptions) the Company used to value the derivative liabilities at note issuances, conversion dates, and at period end during the year ended June 30, 2014 were as follows:

(1) dividend yield of 0%
(2) expected daily volatility of 8.71% to 27.42%
(3) risk-free interest rate of 0.01% to 0.88%
(4) expected life of 33 days to 2 years, and
(5) estimated fair value of the Company’s common stock of $0.0000114 to $0.0107 per share.

For the year ended June 30, 2014, the Company issued an aggregate of $3,845,587 convertible promissory notes net of debt discount, including $968,125 in new convertible notes, and increasing existing notes outstanding balances by $960.610 for additional fees and conversion terms, to various creditors that mature from November 30, 2013 to April 4, 2015. These notes are convertible into the Company’s common shares, at the holder’s option, at conversion prices equal to the lesser of (a) a “Fixed Price” ranging from $0.0025 to $0.08 or (b) an amount ranging from 40% to 80% of the stock’s trading price, defined as the lowest average or actual (range of) (3) three to (5) five trading prices of the (range of) 3 to 20 trading days immediately prior to the date of conversion.

For all convertible notes described in the following paragraphs and for the options and convertible preferred Series C shares described in Note 6, the fair value of the resulting derivative liability was $20,504,553 and $9,179,309 at June 30, 2014 and June 30, 2013, respectively, with corresponding debt discounts with an aggregate balance of $149,889 and $4,779,975, respectively.

A reconciliation of the derivative liabilities from June 30, 2013 to June 30, 2014 is:

Derivative Liabilities

Balance as of June 30, 2013	9,179,309
Additions related to embedded conversion features of convertible notes issued	14,203,766
Additions related to embedded conversion features of Preferred C issued	25,630,468
Gain on Debt Extinguishment and reduction of derivative liability at fair value of embedded conversion features of Convertible Debt converted into Preferred C Stock	(14,478,476)
Conversion of convertible debt to common stock	(5,720,189)
Gain on decrease in value of derivative liabilities	(8,317,611)
Issuance of Options, net of change in fair value	2,075
Balance as of June 30, 2014	20,504,553

Auto Notes Payable
The Company entered in an auto loan agreement on November 7, 2011 to purchase a Ford 150 pickup truck. The principal amount of the loan is $27,095 and the interest rate 9.99%. The loan will be matured on October 7, 2015. The Company is currently paying $690 auto payment per month. For the fiscal year ended June 30, 2014 and 2013, the balances of the auto loan were $9,869 and $8,278 (current maturities) and $ -0- and $9,103 (long-term potion), respectively.

Loan Payable – Other

The following is a roll-forward of Loans Payable - Other

Balance as of June 30, 2013	$1,303,136

Additions from new loans payable for cash	650,000
Additions to loans payable – other for legal settlement	240,000
Additions due to capitalized interest	103,241
Repayment of Loans Payable for cash	(218,651)
Repayment of Loans Payable by third parties	(138,421)
Settlement and transfer to convertible notes	(600,636)
Conversion into Common Stock	(155,000)

Balance as of June 30, 2014	$943,850

Loans Payable – Other at June 30, 2014 consist of:

Secured Promissory Note - $44,500
At June 30, 2012, the Company was indebted for $44,500 for amounts received in prior years for operating expenses in exchange for a secured promissory note from a third party entered into during 2010. This amount was due on demand and non-interest bearing. No payments were made on this note during the fiscal year ending June 30, 2014, leaving a balance of $44,500 at June 30, 2014.

Promissory Note - $25,000
On June 3, 2013 the company entered into a promissory note for $25,000 which included an original issue interest of $5,000. The Company has paid this note in full to include principle and interest total of $30,000 by June 30, 2014.

Inventory Note Payable - $500,000

On February 14, 2014 the Company entered into a Note agreement for $500,000 for the purpose of purchasing inventory.  The note is secured by the Company’s inventory and is to be repaid out of the proceeds of the subsequent inventory sales.  The note was due May 14, 2014 and was extended until August 14, 2014.  The Note carries minimum interest of $45,000 for the initial term and an additional $45,000 of interest for the extension of the due date.  During the year ended June 30, 2014 $193,651 was repaid resulting in a principal balance due of $306,349 as of June 30, 2014.

Note Payable - $150,000

On April 11, 2014, the Company entered into a Note agreement for $250,000 for the purpose of funding operations and for general working capital.  The Company made a partial draw-down of the Note for $150,000.  The Note carries minimum interest of $45,000 and is due December 31, 2014.

Settlement Note - $440,000

At June 30, 2013, the Company had notes totaling $200,000, maturing from due on demand to September 1, 2013, bearing interest ranging from 0% to 12%, with default interest ranging from 0% to 18% and $5,000 per week.  During the year ended June 30, 2014, the Company was in default of the notes and settled with the note holder for an additional $240,000 in interest and further agreed to assign this note with the Company’s Preferred C shareholder under a debt assignment agreement. This has not occurred as of the date of these financial statements.

Loan Payable – Related Party
At June 30, 2013, the Company had a non-interest bearing note payable due to its Chief Executive Officer who is also a Director and significant shareholder with a balance of $509,151. During 2014, the Company paid $128,824, leaving a balance of $380,327 at June 30, 2014.

At June 30, 2013, the Company had interest bearing notes payable due to its Chief Technical Officer with a balance of $95,000. During 2014, the Company paid $10,000, leaving a balance of $85,000 at June 30, 2014.

6.  Related Party Transactions

Prior to June 30, 2013, the Company had a $5,000,000 Note Payable to MRL, a significant shareholder of the company.  During the fiscal year ended June 30, 2013, MRL, the Company, and Redwood entered into an agreement with MRL and Redwood in where Redwood agreed to assume the $5.0 million that the Company owed to MRL.  MRL also agreed to cancel 81 million shares of common stock of the Company consisting of 40.5 million shares upon execution of the agreement which occurred in fiscal year ending June 30, 2013 and 40.5 million shares upon final payment which occurred during the year ended June 30, 2014.

See also Note 5 for Loan payable – related parties.

Employment Agreement – President and Chief Executive Officer
Effective November 1, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer for a term of five (5) years and shall be renewed automatically for succeeding terms of one (1) year each (“Renewal Terms”) unless either party gives notice to the other at least 30 days prior to the expiration of any term of said party’s intention not to renew this Agreement.  Key provisions of the agreement includes

(a)	Annual salary of $300,000

(b)
Cash bonus of $300,000 in the event that gross sales for the fiscal year ending June 30, 2014 exceed $25,000,000, subject to certain limitations. If the company achieves 80% of the bonus target then the employee is entitled to 50% of the defined bonus for the defined period.

(c)
Additional cash bonus of $300,000 in the event that gross sales for the fiscal year ending June 30, 2015 exceed $50,000,000, subject to certain limitations.  In addition when the aforementioned gross sales targets are obtained the employee will be eligible for a 20% increase in salary year over year.

(d)
Option grants to purchase 1,200,000 shares of the company’s common stock at an exercise price of $0.10 per share, expiring April 1, 2016 (five-year life).  Such options will vest over a two-year period.  These options were valued at $6,984, as determined using the Black-Scholes option-pricing model using a risk free rate of 1.37%, volatility of 149% and a trading price of the underlying shares of $0.008.

(e)
Severance pay is due the President upon separating from service, with or without cause, equaling his then current monthly salary multiplied by the number of full years that the President has been employed with the Company prior to separation.

Accrued compensation due the president at June 30, 2014 totaled $782,882. Compensation charged to operations during the year ended June 30, 2014 on the option granted totaled $4,365. The CEO also had 800,000 options granted from the previous employment agreement (see note 8)

Employment Agreement –Chief Technical Officer
Effective November 1, 2013, the Company entered into an employment agreement with its Chief Technical Officer or “CTO” for a term of five (5) years and shall be renewed automatically for succeeding terms of one (1) year each (“Renewal Terms”) unless either party gives notice to the other at least 30 days prior to the expiration of any term of said party’s intention not to renew this Agreement.  Key provisions of the agreement includes

(a)	Annual salary of $250,000

(b)
Cash bonus of $250,000 in the event that gross sales for the fiscal year ending June 30, 2014 exceed $25,000,000, subject to certain limitations. If the company achieves 80% of the bonus target then the employee is entitled to 50% of the defined bonus for the defined period.

(c)
Additional cash bonus of $250,000 in the event that gross sales for the fiscal year ending June 30, 2015 exceed $50,000,000, subject to certain limitations.  In addition when the aforementioned gross sales targets are obtained the employee will be eligible for a 20% increase in salary year over year.

(d)
Option grants to purchase 800,000 shares of the company’s common stock at an exercise price of $0.10 per share, expiring April 1, 2016 (five-year life).  Such options will vest over a two-year period.  These options were valued at $4,656, as determined using the Black-Scholes option-pricing model using a risk free rate of 1.37%, volatility of 149% and a trading price of the underlying shares of $0.008.

(e)
Severance pay is due the CTO upon separating from service, with or without cause, equaling his then current monthly salary multiplied by the number of full years that the President has been employed with the Company prior to separation.

Accrued compensation due the Chief Technical Officer at June 30, 2014 totaled $610,153. Compensation charged to operations during the year ended June 30, 2014 on the option granted totaled $2,910. The CTO also had 400,000 options granted from the previous employment agreement (see note 8).

7.  Fair Value of Assets and Liabilities

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

8.  Stockholders' Deficit

Preferred Stock
The Company is authorized to issue 500,000,000 shares of redeemable convertible preferred stock with a par value of $0.001 per share. During the year, the Company issued three series of Preferred Stock:

Series A Preferred Stocks:
On January 27, 2014 the Board of Directors authorized 30,000 shares of Class A Preferred Stock with a par value of $0.001.
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

On January 27, 2014 the Board of Directors issued Steve Conboy, the Company’s Chief Executive Officer, 11,000 shares of Class A Preferred Stock. On February 26, 2014 the Board of Directors issued Steve Conboy an additional 19,000 shares of Preferred Series A stock. The Voting Control Valuation of the Securities at issuance were valued at $1,221,000 based upon the industry control premiums and the Company’s market cap at the time of the transaction, which has been recorded as compensation expense during the year ended June 30, 2014.

Series B 12% Convertible Preferred Stock:
$925,000 Series B Preferred Stock Financing
On February 26, 2014 the Board of Directors authorized 6,750 shares of Class B Preferred Stock (“Preferred B Stock”) with a par value of $0.001. On April 17, 2014, an additional 2,500 shares of Preferred B Stock with a par value of $0.001, for a total authorized and issued amount of 9,250.

The terms of the Preferred B Stock are as follows:
●	The Preferred B Stock shall have no voting rights.
●	The Preferred B Stock convertible at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.
●	The Preferred B Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year.
●	The Preferred B Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

On February 26, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) providing for the issuance and sale by the Company (the “Offering”) of  6,750 shares of Preferred B Stock, par value $0.001 per share (the “Preferred B Stock”), for a purchase price of $675,000 (the “Financing”) which are convertible into shares of the Company’s common stock (the “Common Stock”).   The closing of the sale of these securities took place on February 27, 2014 (the “Closing”).

On April 17, 2014, the Company issued an additional 2,500 shares of Preferred B Stock for a purchase price of $250,000 to the same investor.

On June 3, 2014, all 9,250 shares of the Preferred B Stock was converted into an equal number of shares of the Company’s Series C Convertible Preferred Stock as described below.

Series C 12% Convertible Preferred Stock:
On May 30, 2014, the Company authorized 120,000 shares of a newly-created Series C 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred C Stock”).

The terms of the Preferred C Stock are as follows:
●	The Preferred C Stock shall have no voting rights.
●	The Preferred C Stock is convertible at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.
●
The Preferred C Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year.  Any dividends, whether paid in cash or shares of Common Stock, that not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding.

●	The Preferred C Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

Preferred C Stock issued in Exchange Agreement

On June 3, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with institutional investors whereby the investors agreed to fund the Company by means of both contributing cash and settling convertible notes payable principal and interest outstanding for shares of Preferred C Stock at various times during the year.  Accordingly, for the year ended June 30, 2014, the Company:
1.	Issued 12,500 shares of Preferred C Stock for cash of $1,250,000;
2.	Issued of 9,250 shares of Series C Preferred Stock in exchange for the 9,250 shares of Series B Preferred Stock;
3.	Issued 73,008 shares of Series C Preferred Stock in exchange for the settlement of $7,337,502 of principal and interest of convertible notes outstanding (See Note 5);
4.	Agreed to issue additional shares of Preferred C for future cash receipts and assumption of aged accounts payable (see subsequent events in Note 11).

Preferred C Stock converted to Common Stock

During the year ended June 30, 2014, according to the conversion terms described above, the investors converted 364 shares of Preferred C Stock representing value of $36,400 into 31,891,267 shares of the Company’s Common Stock.  The Company had 94,394 and 0 shares of Preferred C stock issued and outstanding as of June 30, 2014 and 2013, respectively.

Preferred C Stock, have been valued similar to the convertible notes, comprising a part of the derivative liability which is calculated using the Black-Scholes option pricing model. The range of inputs (or assumptions) the Company used to value the derivative liabilities at date of issuances, conversion dates, and at period end during the year ended June 30, 2014 are disclosed under the derivative liabilities section (See Note 5).

The Company accrued $140,498 in preferred stock dividends during the year ended June 30, 2014. These dividends accrued at 18% due to the fact that the Company did not have sufficient authorized and unissued shares available to settle all Preferred C Stock outstanding on an “if-converted” basis.

Common Stock Issuances

During the year ended June 30, 2014, the Company issued a total of 2,744,788,286 shares of its common stock as follows:

	Shares	Amount
Shares issued for cash	231,666,668	610,000
Shares issued for accrued compensation and services	75,000,000	742,500
Shares issued for convertible debt conversions	2,370,682,283	2,595,661
Shares issued in lieu of interest	35,548,068	128,285
Shares issued for conversion of Preferred C shares	31,891,267	36,400
Total	2,744,788,286	4,112,846

Treasury Stock

As of July 1, 2013, the Company held 53,898,837 shares of common stock as treasury stock, resulting in 499,221,857 shares issued and 445,323,020 outstanding shares.

During the year ended June 30, 2014, the Company reissued 25,237,902 shares of common stock for $25,238 to the Chief Executive Officer and Chief Technical Officer, and retired 40,500,000 shares for $40,500 related to the retirement of shares for the convertible notes conversion and line of credit assumption discussed in Note 5 above, both of which dollar amounts have been recorded in paid in capital.  The Company held 28,660,935 shares of common stock as treasury stock as of June 30, 2014

Options

In November 2013, the Company granted options to its President to purchase 1,200,000 shares of its common stock and options to its Chief Technical Officer to purchase 800,000 shares of its common stock. The 2,000,000 options have an exercise price of $0.10 per share and expire in 5 years.

In December 2013, the Company granted options to Emergent Capital to purchase 25,000,000 shares of its common stock.  The 25,000,000 options have an exercise price of $0.0012 per share and expire in 2 years.

The options were valued at $37,852 using the Black-Scholes Option Model with a risk free interest of 1.37%, volatility of 149%, and trading price of $0.001 per share. The $37,852 is being charged to operations over their two year vesting period.  Compensation charged to operation for the years ended June 30, 2014 and June 30, 2013 on these options amounted to $24,011 and $0, respectively.

The following is a schedule of options outstanding as of June 30, 2014:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance, June 30, 2012	1,200,000	0.10	3.75 Years	-
Options granted				-
Options expired	-	-	-	-
Balance, June 30, 2013	1,200,000	$0.10	2.75 Years	$-
Options granted	27,000,000	$0.01		-
Options cancellation	-	-	-	-
Balance, June 30, 2013	28,200,000	$0.01	3.00 Years	$-

As of June 30, 2014, 27,200,000 of the 28,200,000 options were fully vested.  Compensation expense of $13,841 remaining, will be recognized over the remaining lives.

9.  Income Taxes

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	June 30,
	2014	2013
Current expense – Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	-	-

Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	-	-

U.S statutory rate	34.00%	$34.00%
Permanent differences	43.00%	43.00%
Less valuation allowance and other	-48.3%	-48.3%
Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	June 30,
	2014	2013

Deferred tax assets
Bad debt reserve	$58,668	$58,122
Stock based compensation	3,526,430	2,873,290
Net operating losses	25,491,971	15,652,202
Inventories	245,207	245,287
Payroll and taxes payable	1,660,732	570,135
	30,983,288	19,399,237
Deferred tax liability
Accumulated depreciation	419,642	385,347

Net deferred tax assets	30,563,646	19,013,890
Less valuation allowance	(30,563,646)	(19,013,890)
Deferred tax asset - net valuation allowance	$-	$-

The Company has incurred operating losses of $74,976,386 which, if unutilized, will expire through to 2034. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

10.  Commitments and Contingencies

Lease commitments

Real Estate Lease – Vista, California

In June 2009, the Company entered into an agreement to lease warehouse and office facilities for three years subsequently extended for an additional five year term. Facilities include a 3,500 square foot building with a detached 1,200 square foot warehouse, retail showroom of 1,500 square feet and lumber yard of 1 acre. The details on the lease are as follows:

1.	Base rentals - $13,704.50 per month.
2.	Base rental increase of 3% per year are incorporated in lease modification.
3.	Company is responsible to pay its proportionate share of property taxes, insurance and common area maintenance – estimated at $875 per month
4.	Termination date – September 30, 2017
5.	Renewal Option – No
6.	Security Deposit - $5,500.

Rent expense related to this lease was $171,029 and $180,890 for the fiscal year ended June 30, 2014 and 2013, respectively

Real Estate Lease – Colton, California

In January 2010, the company entered into a lease of a manufacturing facility in Colton, CA for nine months. This leased was renewed in November 2010 for five years at a rate of $17,391 per month from December 2011 to November 2012. The lease rate will be increased by 3% effective beginning in December 2012.

1.	Base rentals - $17,780.85 per month for period January 2014 to December 2014.
2.	Base rental is increased by 3% annually.
3.	Company is responsible to pay its proportionate share of property taxes, insurance and common area maintenance – estimated at $5,000 per month
4.	Termination date – November 30, 2015
5.	Renewal Option – with the mutual consideration of both Lessor and Lessee, with terms to be mutually determined by both parties.
6.	No security deposit for this facility is in existence at this time

Rent expense related to this lease was $298,776 and $241,928 for the fiscal year ended June 30, 2014 and 2013, respectively.

Real Estate Lease – Salem, Oregon

In October 2011, the company entered into an agreement to lease the coating facility for 5 years with a security deposit of $5,796. The lease rate will be $2,500 from November 2011 to April, 2012 per month and $5,000 beginning in May to November 2012 per month. In December 2012, the rent will be increased by 3% per year.

1.	Base rentals - $5000 per month beginning May 2012.
2.	Base rental is increased by 3% annually.
3.	Termination date – September 30, 2017
4.	Renewal Option – with the mutual consideration of both Lessor and Lessee, with terms to be mutually determined by both parties.
5.	Security Deposit - $5,500.

Rent expense related to this lease was $61,800 and $63,300 for the fiscal year ended June 30, 2014 and 2013, respectively.

Real Estate Lease – Oceanside, California

In June 2011, the company entered into an agreement to lease the manufacturing facility for one year with security deposit of $3,500. This lease was renewed effective in August 1, 2012 for 5 years at a rate of $3,250 in August 2012 and $5,000 beginning in September 2012 per month.
Facilities include approximate 1.7 acres of land area and 6 metal structures.  The details on the lease are as follows:

1.	Base rentals - $5,000 per month beginning August 1, 2012
2.	Annual Lease Escalator at 3%
3.	Company is responsible to pay its proportionate share of property taxes, insurance and common area maintenance
4.	Termination date – July 31, 2017
5.	Renewal Option – No
6.	Security Deposit - $3,500

Rent expense related to this lease was $60,750 and $60,750 for the fiscal year ended June 30, 2013 and 2012, respectively.

Rent Disclosure:

	Oceanside, CA	Colton, CA	Salem, OR	Vista, CA	Total
2014	61,650	248,600	62,882	174,954	516,550
2015	63,494	255,743	64,768	174,954	524,998
2016	65,397	263,101	66,711	174,954	396,683
2017	5,000	133,467	28,138	174,954	263,092
2018	-			43,739	48,739
Thereafter
	195,541	900,911	222,498	743,555	1,750,061

Purchase commitments

Hartindo AF21 Product Purchase, Distribution & Services Agreement

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

First Amendment to Hartindo AF21 Product, Purchase, Sales, Distribution, Marketing and Service Agreement

The following Amendment, entered into on the 5th day of March, 2014 will modify the current HARTINDO AF21 PRODUCT Agreement (the “Agreement”) made on the 18th day of January, 2011 by and among Newstar Holdings Pte Ltd, a Singapore  Corporation (“Newstar”) and Randall Hart, an Indonesian national (jointly the “Suppliers”) and formerly know EcoBlu Products, Inc. now known as Eco Building Products, Inc, a Colorado Corporation (“Buyer”). The following modifications to the Agreement will supersede and control the Agreement between the parties moving forward;

As in good faith and for the consideration of the achievements and recent announcements of Eco Building Products, Inc for the success in building a relationship to move forward with The Home Depot the parties would like to update and amend the relationship between the parties as follows:

All parties agree;

●     The “Buyer” has changed their corporate name from EcoBlu Products, Inc to Eco Building Products, Inc. and this change has no impact on the validity or assignment of the contract other than a corporate name change.
●     To modify section 1.3 Rights to use Product Technology - sub section (A) to substitute the sentence defining “of and rights within the USA and Canada to use the Product as a component of the Enhanced Products” to now state “of and rights within the Entire World to use the Product as a component of the Enhanced Products” the change from USA and Canada to Entire World or Worldwide also effects language in section D.
●     All parties agree that the original agreement referenced hereto and the modifications as defined in this Amendment are in good standing.

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

Matter’s in litigation during the current period, was the case of Trical Construction, Inc. v. Eco Building Products.  The nature of the litigation involved Trical’s claim that it suffered various construction delays and other damages from Eco Building Products in connection with the construction of a 77 unit apartment building.  The matter was ultimately resolved by settlement on August 1, 2014 in the amount of $180,564.50, with payment of $30,000.00 by Eco Building Products to Trical on that date and scheduled payments of $10,000.00 each month beginning on November 1, 2014 through February 1, 2016.

The Company has received a formal inquiry from the Depository Trust Corporation DTC to review the prior five year DTC stock transactions requesting our legal counsel provide a review and opine over the compliance of such issuances.  The Company and legal staff have engaged discussions with DTC and continues to comply with their requests.  The Company feels confident that we will be able to comply by the end of the 2014 calendar year.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

11.  Subsequent Events

From July 2, 2014 to October 13, 2014, the Company issued to investors a total of 18,021 preferred C shares for total cash of $1,802,100, of this total cash amount $410,000 was applied towards exchange for the $440,000 settlement note and an exchange/extinguishment of accounts payable debt in the amount of $667,213.

From July 1, 2014 to September 26, 2014, the Company issued to investors a total of 834,180,277 common shares converted from 6,086.46 preferred C shares.

On July 18, 2014, the Company signed a Secured Revolving Promissory Note for up to One Million Two Hundred Thousand Dollars ($1,200,000) with an investor to facilitate purchase of inventory to service in store stocking and special order sales from The Home Depot. The note is secured by the inventory. Repayment of the note is facilitated by the assignment of the accounts receivable directly from The Home Depot to the investor. The initial term of the note is for six months with an option to extend for an additional six month period. The note will bear an 18% interest rate per annum with a maximum default interest of 24% per annum. Within three (3) Business Days after the date of this Note, the Company shall deliver to Payee a Warrant, in a form acceptable to Payee, exercisable for 18,000,000 shares of the Company’s Common Stock at a price per share equal to the closing price of the Common Stock on the trading day prior to the date of such Warrant. Upon receipt of such Warrant, Payee shall execute a 12-month lock-up agreement in customary form and reasonably acceptable to Payee. The balance of the note as of October 6, 2014 is $203,516.

On July 31, 2014, the Company issued a total of 47,000,000 common shares to settle the balance in full of two convertible notes issued on July 22, 2013 with a total face value of $30,000.

On August 5, 2014, the Company issued to Arthur Douglas & Associates 15,000,000 common shares to settle investor relations contract in full.

From August 12, 2014 to October 2, 2014, the Company issued a total of 39,000,000 common shares plus a total cash payment in the amount of $45,855 to JMJ Financial to settle in full a convertible promissory note dated September 4, 2013.

On September 16, 2014, the Company entered into a Securities Purchase Agreement with Dominion Capital, LLC, whereby Dominion agreed to fund the Company with an aggregate of up to $750,000 in Subscription Amount corresponding to an aggregate of up to $833,333.34 in the form of a 10% Original Issue Discount Senior Secured Convertible Promissory Note due September 16, 2015 and a Common Stock Purchase Warrant for up to 400,000,000 shares. This funding will be used exclusively to purchase lumber and chemicals and is to be dispersed from an escrow account. On September 29, 2014, Dominion transferred and assigned the Note and the Warrant to M2B Funding Corporation. The Note has a fixed conversion price of $0.01. The Company will repay the Note in monthly installments, with the final payment due on October 16, 2015.  The Company plans on using the receivables from the sale of lumber and chemicals to comply with the terms of the repayment schedule. In the event of default, the Note is subject to an increase in the interest rate to eighteen percent (18%) per annum. In accordance with the Agreement, the Company issued a Common stock Purchase Warrant, allowing M2B Funding Corporation the right to purchase up to 400,000,000 shares of Common Stock on September 16, 2014 and expiring on September 16, 2019.  The exercise price per share of the Common Stock under this Warrant shall be $0.001.  The Warrant may be exercised in whole or in part, at such time by means of a cashless exercise.  The Common Shares cannot be sold and or assigned for a period of one year from the original Warrant issue date. As of October 6, 2014 the company has drawn down $406,588.

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

Material Weaknesses

During the period ended June 30, 2014, we determined that because of the limited personnel, lack of segregation of duties and manual process related to the tracking and valuation of our inventory, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our financial statements.  This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

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

4.       The Company is actively pursuing Directors & Officers insurance to allow the company to expand the board of directors creating better corporate governance.

The Company expects to remediate these weaknesses prior to the completion of the quarter ended March 31, 2015.

The Company deemed that the internal control over financial reporting for the Company as of June 30, 2014 is not effective.

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

Management's Annual Report on Internal Control Over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

Reference is made to the disclosure set forth under the caption Sales of Unregistered Securities in Item 5 of this Annual Report on Form 10-K, which is incorporated by reference herein.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The following table sets forth each of our directors name, age, position and office.  Each of their current terms as our directors expires at our next annual shareholder meeting.

Name	Age	Position
Steve Conboy	60	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and sole Director

Mark Vuozzo	50	Chief Technical Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that none of the Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended June 30, 2014 were filed timely.

Board of Director Meetings and Committees

The Board of Directors is a sole director and held no meetings during the year ended June 30, 2014.

Eco Building Products does not have a designated Audit, Nominating or Compensation Committee and relies on the board of directors to perform those functions.

Family Relationships

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

The following table shows for the  year ended June 30, 2014 and fiscal year ended June 30, 2013, the compensation awarded (earned) or paid by the Company to its named executive officers as that term is defined in Item 402(a)(2) of Regulation S-K.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus	Option Awards		All Other Compensation	Total ($)

Steve Conboy, President, CEO, CFO Director (1)	2014 2013	$ $	300,000(3) 300,000(2)	$ $	$ $	6,984 0	$ $	$ $	306,984 300,000
Principal Executive & Financial Officer

Mark Vuozzo (4) Chief Technical Officer	2014 2013	$ $	250,000(6) 250,000(5)	$ $	$ $	4,656	$ $	$ $	254,656 250,000

(1)
On April 23, 2009, Mr. Steve Conboy assumed the role of President. Effective April 1, 2011, the Company entered into an     employment agreement with Steve Conboy, its President and Chief Executive Officer for a term of two years.

(2)	Steve Conboy’s compensation for year ended June 30, 2013 amounted to $300,000, of which $279,997 was accrued and not paid.

(3)	Steve Conboy’s compensation for year ended June 30, 2014 amounted to $300,000, of which $207,372 was accrued and not paid. Total accrued compensation due Steve Conboy at June 30, 2013 totaled $782,882. Compensation charged to operations during the year ended June 30, 2014 on the option granted totaled $6,984.

(4)	In late 2009, Mr. Vuozzo joined ECO Building Products, Inc., as a General Manager and Corporate Secretary. Effective April 1, 2011, the Company entered into an employment agreement with Mark Vuozzo, its Chief Technical Officer for a term of two years.

(5)	Mark Vuozzo’s compensation for year ended June 30, 2013 amounted to $250,000, of which $157,974 was accrued and not paid.

(6)
Mark Vuozzo’s compensation for year ended June 30, 2014 amounted to $250,000, of which $186,203 was accrued and not paid. Total accrued compensation due Mark Vuozzo at June 30, 2014 totaled $610,153.  Compensation charged to operations during the year ended June 30, 2014 on the option granted totaled $4,656.

Employment Agreements

Employment Agreement – President and Chief Executive Officer – Director – Chief Financial Officer
Effective November 1, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer for a term of five (5) years and shall be renewed automatically for succeeding terms of one (1) year each (“Renewal Terms”) unless either party gives notice to the other at least 30 days prior to the expiration of any term of said party’s intention not to renew this Agreement.  Key provisions of the agreement includes:

(a)	Annual salary of $300,000

(b)
Cash bonus of $300,000 in the event that gross sales for the fiscal year ending June 30, 2014 exceed $25,000,000, subject to certain limitations. If the company achieves 80% of the bonus target then the employee is entitled to 50% of the defined bonus for the defined period.

(c)
Additional cash bonus of $300,000 in the event that gross sales for the fiscal year ending June 30, 2015 exceed $50,000,000, subject to certain limitations.  In addition when the aforementioned gross sales targets are obtained the employee will be eligible for a 20% increase in salary year over year.

(d)
Option grants to purchase 1,200,000 shares of the company’s common stock at an exercise price of $0.10 per share, expiring November 1, 2018 (five-year life).  Such options will vest over a two-year period.  These options were valued at $6,984, as determined using the Black-Scholes option-pricing model using a risk free rate of 1.37%, volatility of 148.81% and a trading price of the underlying shares of $0.10.

Employment Agreement –Chief Technical Officer
Effective November 1, 2013, the Company entered into an employment agreement with its Chief Technical Officer for a term of five (5) years and shall be renewed automatically for succeeding terms of one (1) year each (“Renewal Terms”) unless either party gives notice to the other at least 30 days prior to the expiration of any term of said party’s intention not to renew this Agreement.  Key provisions of the agreement includes

(a)	Annual salary of $250,000

(b)
Cash bonus of $250,000 in the event that gross sales for the fiscal year ending June 30, 2014 exceed $25,000,000, subject to certain limitations. If the company achieves 80% of the bonus target then the employee is entitled to 50% of the defined bonus for the defined period.

(c)
Additional cash bonus of $250,000 in the event that gross sales for the fiscal year ending June 30, 2015 exceed $50,000,000, subject to certain limitations.  In addition when the aforementioned gross sales targets are obtained the employee will be eligible for a 20% increase in salary year over year.

(d)
Option grants to purchase 800,000 shares of the company’s common stock at an exercise price of $0.10 per share, expiring November 1, 2018 (five-year life).  Such options will vest over a two-year period.  These options were valued at $4,656, as determined using the Black-Scholes option-pricing model using a risk free rate of 1.37%, volatility of 148.81% and a trading price of the underlying shares of $0.10.

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

Outstanding Equity Awards at Fiscal Year-End

Steve Conboy: Option grants to purchase 1,200,000 shares of the company’s common stock at an exercise price of $0.10 per share, expiring April 1, 2018 (five-year life). Such options will vest over a two-year period. These options were valued at $6,984, as determined using the Black-Scholes option-pricing model using a risk free rate of 1.37%, volatility of 149% and a trading price of the underlying shares of $0.001.

Mark Vuozzo: Option grants to purchase 800,000 shares of the company’s common stock at an exercise price of $0.10 per share, expiring April 1, 2018 (five-year life). Such options will vest over a two-year period. These options were valued at $4,656, as determined using the Black-Scholes option-pricing model using a risk free rate of 1.37%, volatility of 149% and a trading price of the underlying shares of $0.001.

Director Compensation

We do not have a formal plan for director compensation. Our sole director did not receive any type of compensation for serving as a director for the years ended June 30, 2014 or June 30, 2013.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of October 2, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 2, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 2, 2014is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 909 West Vista Way, CA 92083.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)	Amount and Nature of Beneficial Ownership of Preferred Stock		Percent of Preferred Stock (2)

5% Shareholders
Sidney J. Lorio (3) 2116 Parkwood Drive Bedford, TX 76021	221,666,000	5.39%	0		0%

Directors and Executive Officers
Steven Conboy	48,487,902	1.18%	30,000	(2)	100%

Mark Vuozzo	26,750,000	0.65%	0		0%

All directors and officers as a group (2 people)	75,237,902	1.83%	30,000		100%
* Less than 1%.

(1)
Based on 4,111,938,748 shares of common stock issued and outstanding as of October 2, 2014 Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)
Based on 30,000 shares of Series A Preferred Stock issued and outstanding as of October 2, 2014. Each share of Series A Preferred Stock has voting rights of 100,000 votes per share. The total aggregate number of votes for the Series A Preferred Stock is 3 billion.

(3)	With respect to the beneficial ownership reporting by Mr. Lorio, 148,000,000 shares of Common Stock are jointly held by Sidney Jr. Lorio, Jr. and Gloria Lorio JTWROS. Gloria Lorio is Mr. Lorio’s wife.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

None.

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

The aggregate fees billed for the fiscal year ended June 30, 2014 for professional services rendered by Sadler Gibb & Co., the principal accountant, for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2014 were: 45,000.

The aggregate fees billed for the fiscal year ended June 30, 2013 for professional services rendered by Sadler Gibb & Co., the principal accountant, for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2013 were: $72,204.

(2)	Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending June 30, 2014 and 2013.

(3)	Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning for the fiscal years ending June 30, 2014 and 2013.

(4)	All Other Fees

No aggregate fees were billed for professional services provided by the principal accountants, other than the services reported in items (1) through (3) for the fiscal years ending June 30, 2014 and 2013.

(5)	Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2014. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

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

10.5
Employment Agreement – between Eco Building Products, Inc. and Steve Conboy, Effective November 1, 2013 filed as exhibit 10.5 with the registrant’s Current Report on Form 10-K; filed with the Securities and Exchange Commission on October 14, 2014.

10.6
Employment Agreement – between Eco Building Products, Inc. and Mark Vuozzo, Effective November 1, 2013 filed as exhibit 10.6 with the registrant’s Current Report on Form 10-K; filed with the Securities and Exchange Commission on October 14, 2014.

Eco Building Products, Inc. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer and Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive Officer and Principal Financial Officer (18 U.S.C. 1350)

101.INS*	XBRL Instance Document	To be filed by amendment

101.SCH*	XBRL Taxonomy Schema	To be filed by amendment

101.CAL*	XBRL Taxonomy Calculation Linkbase	To be filed by amendment

101.DEF*	XBRL Taxonomy Definition Linkbase	To be filed by amendment

101.LAB*	XBRL Taxonomy Label Linkbase	To be filed by amendment

101.PRE*	XBRL Taxonomy Presentation Linkbase	To be filed by amendment

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

ECO Building Products, Inc.
Registrant

Date: October 14, 2014	By:	/s/ Steve Conboy
Steve Conboy, President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 14, 2014	By:	/s/ Steve Conboy
Steve Conboy, President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)