Form 10-K/A
period 2014-06-30
ECO Building Products, Inc.
filed 2014-10-29
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment #1

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

Explanatory Note for Amendment 1:
This Amendment #1 to our Annual Report only furnishes the XBRL presentation not filed with the previous 10K filed on October 14, 2014. No other changes, revisions, or updates were made to the original amended filing.

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

See accompanying notes to consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended June 30,
	2014	2013

Cash flows from operating activities
Net Loss	$(28,940,499)	$(24,595,838)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization expense	241,910	206,730
Reserve for obsolete inventory	-	(47,264)
Impairment of inventory	181,000	-
Amortization of debt discount	8,278,456	3,583,799
Initial interest expense on value of derivative (excess)	11,140,803	-
Common Stock issued for interest and OID	128,285	-
Common Stock issued for services	42,500	1,500,685
Preferred shares issued for services	1,221,000	-
Common stock issuance for origination cost		504,485
Interest expense on value of derivative (excess discount)		31,196,620
Stock Based Compensation	700,000	3,549,000
Gain on dertivative liability fair value adjustment	(8,317,611)	(25,918,860)
Loss on extinguishment of Convertible N/P & Pref B shs	9,345,651	-
Loss on Legal Settlement	180,565	-
Gain on settlement of notes payable	(590,000)	-
Expense paid on behalf of the Company	(35,000)	2,877,253
Changes in assets and liabilities:
Accounts receivable	147,411	(833,503)
Inventory	132,727	187,772
Prepaid expenses	-	2,085,744
Intangibles	-	17,083
Other current assets	(22,775)	-
Notes receivable	-	(106,669)
Accounts payable	19,704	922,569
Payroll and taxes payable	706,631	906,158
Deferred Revenue	(140,000)	106,360
Other payable and accrued expenses	(71,039)	70,893
Accrued interest	1,560,131	1,013,150
Net cash used by operating activities	(4,090,150)	(2,773,833)

Cash flows from investing activities
Purchase of property and equipment	(84,002)	(27,785)
Notes receivable repayments	8,000	-
Payments for equipment deposits - related party	-	-
Purchase of intangible assets	-	-
Net cash used by investing activities	(76,002)	(27,785)

Cash flows from financing activities
Payments on related party notes	(138,824)	(202,029)
Proceeds from short term notes payable	650,000	261,000
Proceeds from convertible notes payable	1,380,166	2,068,453
Proceeds from related party advances and notes	95,000	509,700
Proceeds from issuance of common stock	610,000	100,000
Proceeds from Series B Preferred Stock	925,000	-
Proceeds from Series C Preferred Stock	1,250,000	-
Payments on convertible notes payable	(37,500)	-
Payments on notes payable	(218,650)	-
Repayments on notes payable - vehicles loan	(7,692)	(5,981)
Repayments on accrued interest	(5,000)	(2,058)
Net cash provided by financing activities	4,502,500	2,729,085

Net change in cash and cash equivalent	336,348	(72,533)

Cash and cash equivalent at the beginning of year	38,718	111,251

Cash and cash equivalent at the end of year	$375,066	$38,718

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$-	$2,058

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for conversion of notes payable	$-	$5,837,223
Derivative liabilities - new (interest expense over discount)	$14,211,051	$-
Settlement of notes payable	$240,000	$-
Convertible notes issued for extinguishment of notes payable	$1,868,778	$-
Third party financing for supplies repaid	$-	$1,291,350
Cancellation and retirement of common shares	$-	$134,899
Shares issued for conversion of accrued interest	$-	$92,500
Pref C shares issued for cancellation of 9,250 shs of Pref B and multiple convertible notes	$28,836,539	$-
Shares issued for conversion of Pref C convertible stock	$31,891	$-
Reissue shares from treasury to officers	$25,238	$-
Declared dividends	$140,498	$-

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

ECO Building Products, Inc.
Registrant

Date: October 29 , 2014	By:	/s/ Steve Conboy
Steve Conboy, President, Chief Executive Officer, and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 29 , 2014	By:	/s/ Steve Conboy
Steve Conboy, President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)