Form 10-Q
period 2014-09-30
ECO Building Products, Inc.
filed 2014-11-19
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of each of the issuer's classes of common equity as of November 19, 2014:  5,047,245,399 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS

	Sep 30	June 30
	2014	2014
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$127,921	$375,066
Accounts receivable, net of allowance for doubtful accounts of $1,607
and $1,607, respectively	222,896	60,965
Inventories, net	322,401	468,411
Prepaid expenses	8,797	8,797
Notes receivable - related party	98,669	98,669
Other current assets	29,875	29,875
Total current assets	810,559	1,041,783

PROPERTY AND EQUIPMENT, net	936,752	869,424

TOTAL ASSETS	$1,747,311	$1,911,207

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$678,868	$1,368,452
Payroll and taxes payable	3,192,391	3,207,637
Accrued interest	84,449	89,412
Other payables and accrued expenses	305,242	335,270
Derivative Liability	18,709,729	20,504,553
Convertible notes payable, net of debt discount	10,417	143,654
Current maturities of notes payable	22,867	6,986
Loans payable - other	527,087	943,850
Total current liabilities	23,531,050	26,599,814

LONG TERM LIABILITIES
Loans payable - related parties	412,350	465,327
Notes payable, less current maturities	88,572	2,703
Total long term liabilities	500,922	468,030

TOTAL LIABILITIES	$24,031,972	$27,067,844

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 10,000,000,000 shares authorized,
4,138,690,420 and 3,203,510,143 shares issued and 4,110,029,485 and
3,174,849,208 outstanding at Sep 30, 2014 and June 30, 2014 respectively	$4,138,691	$3,203,510
Treasury Stock	(28,661)	(28,661)
Preferred Stock, Series A, $0.001 par value, 30,000 shares authorized,
30,000 shares issued and outstanding at Sep 30, 2014	30	30
Preferred Stock, Series B, $0.001 par value, 9,250 shares authorized,
-0- shares issued and outstanding at Sep 30, 2014	-	-
Preferred Stock, Series C, $0.001 par value, 120,000 shares authorized,
108,077 shares issued and outstanding at Sep 30, 2014	108	94
Declared Dividends	166,349	140,498
Additional paid-in capital	47,883,148	46,504,278
Accumulated deficit	(74,444,326)	(74,976,386)
Total stockholders' deficit	(22,284,661)	(25,156,637)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,747,311	$1,911,207

See accompanying notes to consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	3 months ended Sep 30,
	2014	2013

REVENUE
Product sale	$875,749	$403,050
Labor sale	$-	$5,278

TOTAL REVENUE	$875,749	$408,328

COST OF SALES
Cost of sales - Product	779,852	263,002
Cost of sales - Labor	-	2,325

TOTAL COST OF SALES	$779,852	$265,327

GROSS PROFIT	95,897	143,001

OPERATING EXPENSES
Research and development	$34,198	31,800
Marketing	29,724	22,837
Compensation and related expenses	571,473	366,582
Rent - facilities	239,559	198,448
Professional and consulting fees	184,531	62,637
Other general and administrative expenses	310,673	273,592

Total operating expenses	1,370,158	955,896

LOSS FROM OPERATIONS	(1,274,261)	(812,895)

OTHER INCOME (EXPENSE)
Interest expense	(1,026,458)	(2,608,271)
Gain on derivative liability	5,062,206	$1,541,745
Gain on settlement of debt	70,985	-
Loss on extinguishment of debt	(243,496)	-
Derivative expense	(2,056,916)	-

Total other income (expense)	1,806,321	(1,066,526)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	532,060	(1,879,421)

NET INCOME (LOSS)	$532,060	$(1,879,421)

NET INCOME (LOSS) PER COMMON SHARE - BASIC & DILUTED	0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic -	3,585,172,886	637,299,449
Diluted -	34,323,336,775	637,299,449

See accompanying notes to consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	3 months ended Sep 30,
	2014	2013

Cash flows from operating activities
Net Income (Loss)	$532,060	$(1,879,421)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization expense	42,305	52,407
OID expense	26,008	-
Amortization of debt discount	570,306	1,569,658
Initial interest expense on value of derivative (excess)	439,248	715,110
Derivative expense	2,056,916	-
Stock Based Compensation	27,292	-
Gain on dertivative liability fair value adjustment	(5,062,206)	(1,541,745)
Loss on extinguishment of Convertible Notes and Accounts Payable	243,496	-
Gain on settlement of notes payable	(70,985)	-
Expense paid on behalf of the Company	511,223	13,100
Assignment of accounts receivable to note payable holder	(257,908)	-
Changes in assets and liabilities:
Accounts receivable	(161,931)	1,877
Inventory	146,010	(26,024)
Prepaid expenses	-	(6,000)
Notes receivable	-	8,000
Accounts payable	(55,512)	42,956
Payroll and taxes payable	(15,246)	118,432
Deferred Revenue	-	(140,000)
Other payable and accrued expenses	(30,028)	(28,999)
Accrued interest	18,522	294,110
Net cash used by operating activities	(1,040,431)	(806,539)

Cash flows from investing activities
Purchase of property and equipment	(4,349)	-
Net cash used by investing activities	(4,349)	-

Cash flows from financing activities
Payments on related party notes	(52,977)	(43,420)
Proceeds from short term notes payable	-	60,000
Proceeds from convertible notes payable	-	380,000
Proceeds from issuance of common stock	-	500,000
Proceeds from Series C Preferred Stock	900,000	-
Payments on convertible notes payable	(45,855)	-
Payments on notes payable	-	(112,096)
Repayments on notes payable - vehicles loan	(3,534)	(1,294)
Net cash provided by financing activities	797,634	783,190

Net change in cash and cash equivalent	(247,146)	(23,349)

Cash and cash equivalent at the beginning of year	375,066	38,719

Cash and cash equivalent at the end of year	$127,921	$15,370

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for conversion of notes payable	$168,024	$499,505
Derivative liabilities - new (interest expense over discount)	$-	$1,095,110
Debt Discount on convertible Notes	$696,085	$-
Common shares issued for settlement of Accounts Payable	$30,000	$-
Preferred shares issued for extinguishment of accounts payable	$494,172	$-
Preferred shares issued for extinguishment of convertible notes payable	$1,675,143	$-
Common shares issued for conversion of Series C Preferred Stock	$1,064,676	$-
Convertible notes issued for assumption of notes payable	$410,000	$-
Purchase of property & equipment with loans payable	$105,284	$-
Declared dividends	$25,851	$-

See accompanying notes to consolidated financial statements

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2014

1.   Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2014, and for the three months ended September 30, 2014 and 2013 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at September 30, 2014 has been derived from the unaudited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $74,444,326, recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations.

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

2.   Summary of Significant Accounting Policies

Loss Per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potential common shares at September 30, 2014 from preferred C shares convertible into 30 billion shares of common stock and convertible notes convertible into 716 million shares of common stock (September 30, 2013 - 1.3 billion).  Accordingly, total common share equivalents of 1.3 billion were excluded in the computation of diluted net loss per share for the three months ended September 30, 2013, because the effect would be anti-dilutive.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2014

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

Recent Accounting Pronouncements

Management has determined that no new accounting pronouncements during the period that would affect the condensed consolidated financial statements.

3.   Balance Sheet details

As of September 30, 2014, inventories consisted of the following:

Chemicals	$136,259
Lumber	$212,906
$349,165

All of the Company’s inventories are pledged as collateral for the Company’s Senior Secured Notes (see Note 4). In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated and untreated lumber. The chemicals and lumber include a $47,264 reserve for obsolete inventory.

Property and Equipment

Property and equipment is stated at cost.  Property and equipment-related expenditures for items with useful lives exceeding one year and major renewals and improvements are recorded as assets, while replacements and maintenance and repairs that do not improve or extend the lives of the respective assets are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.  Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets, ranging from (3) to seven (7) years.  Leasehold improvements are depreciated over their useful life or the term of the related lease, whichever is shorter.  Depreciation expense is not recorded on idle property and equipment until such time as it is placed into service. During the period, the Company recorded property and equipment of $109,633 of which $105,284 was financed by the Company as an Auto Note Payable (see Note 4). Depreciation expense for the three months ending September 30, 2014 was $47,587.

Accrued Liabilities

As of September 30, 2014, the Company owed $1,440,314 in past due payroll taxes and accrued penalties. The Company has filed the necessary payroll tax reports with the impacted taxing authorities and is currently on a periodic payment plan. These amounts are recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at September 30, 2014, the Company owed $143,997 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.

Derivative Liabilities:

During the three months ended September 30, 2014, the Company issued convertible preferred stock that can be converted to common stock in connection with raising equity and debt financing. As of September 30, 2014, the Company’s number of potential common shares plus the number of actual common shares outstanding (“Committed Shares”) exceeded the number of common shares authorized to issue in accordance with ASC 815-40-19 “Contracts in Entity’s Own Equity”. The number of outstanding common shares plus the potential common share liability has exceeded the amount of authorized shares, therefore the Company has to employ ASC 815-40-19 (“ASC 815”) to value common share equivalents potentially issuable to settle conversions of convertible notes, convertible preferred shares and exercise of warrants and options.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2014

The Company values its derivative financial instruments, consisting primarily of embedded conversion features for convertible debt, convertible preferred stock, stock options and warrants, at issuance at fair value and revalues its derivative financial instruments at the end of each reporting period or in the case of any conversion or modification of terms, at the date of any such modification or conversion.  Any change in fair value is charged to earnings of the period where the derivative financial instrument is modified or converted. The fair value of these derivative financial instruments was determined using the Black-Scholes option pricing model The ranges of inputs (or assumptions) the Company used to value the derivative liabilities at respective issuances, conversion or exercise dates, and at period end during the period ended September 30, 2014 were as follows:

(1) dividend yield of 0%
(2) expected daily volatility of 16.93% to 17.60%
(3) risk-free interest rate of 0.88% 1.09%
(4) expected life of 0.5 days to 3 years, and
(5) estimated fair value of the Company’s common stock of $0.0006 to $0.0023 per share.

For the three months ended September 30, 2014, the Company issued an aggregate of $1,077,222 convertible preferred C series shares with a stated value of $100 per share as further described below in Note 5 and recorded additional derivative liabilities of $3,638,044 for the conversion features included therein. The Preferred C shares are convertible into the Company’s common shares, at the holder’s option, at conversion prices equal to 60% of the lowest VWAP closing price for the previous 20 days. The Company also issued convertible notes of $696,085 and 400,000,000 warrants during the period for which $1,546,296 of additional derivative liabilities were recorded.

For all convertible notes described in the following paragraphs and for the options, warrants, and convertible preferred Series C shares described in Note 6, the fair value of the resulting derivative liability was $18,709,729 and $20,504,553 at September 30, 2014 and June 30, 2014 and, respectively.

A reconciliation of the derivative liabilities from June 30, 2014 to September 30, 2014 is:
Derivative Liabilities

Balance as of June 30, 2014	20,504,553
Additions related to embedded conversion features of Warrants, Preferred Series C, Convertible Notes and Stock Options issued	5,211,632
Decrease from extinguishment of convertible note for Preferred C shares	(781,319)
Conversion of convertible debt and Preferred Series C to common stock	(1,162,933)
Gain on decrease in value of derivative liabilities	(5,062,206)
Balance as of September 30, 2014	$18,709,729

4.   Notes Payable

The following table summarizes the notes payable as of September 30 2014.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2014

	As of September 30, 2014
Description	Short term	Long term

Convertible notes, net	$286,085	$—
Auto notes payable	2,703	6,986
Loan payable - related party	412,350	—
Loan payable - other	527,087	—
Total notes payable	$1,228,225	$6,986
Discount to notes payable	(275,668)	-
Notes payable, net	952,557	--

Loan Payable – Other

Auto Notes Payable
The Company entered in an auto loan agreement on November 7, 2011 to purchase a vehicle. The principal amount of the loan is $9,689 and the interest rate 9.99%. The loan is due on October 7, 2015. The Company is currently paying $690 auto payment per month.

The Company entered in an auto loan agreement on July 21, 2014 to purchase a vehicle. The principal amount of the loan is $105,284 and the interest rate 5.49%. The loan is due on November 13, 2019. The Company is currently paying $1,671 auto payment per month. Future short term minimum payments due of $22,867 and future long term minimum payments of approximately $88,572 from fiscal years 2016 through 2020.

Secured Promissory Note - $44,500
At June 30, 2012, the Company was indebted for $44,500 for amounts received in prior years for operating expenses in exchange for a secured promissory note from a third party entered into during 2010. This amount is due on demand and non-interest bearing.

Inventory Note Payable - $500,000
On February 14, 2014 the Company entered into a Note agreement for $500,000 for the purpose of purchasing inventory.  The note is secured by the Company’s inventory and is to be repaid out of the proceeds of the subsequent inventory sales.  The note was due May 14, 2014 and was extended until December 31, 2014.  The Note carries minimum interest of $45,000 for the initial term and an additional $45,000 of interest for the extension of the due date.  During the period ended September 30, 2014, $220,437 was repaid resulting in a principal balance due of $85,912 as of September 30, 2014.

Inventory Note Payable – up to $1,200,000
On July 18, 2014, the Company signed a Secured Revolving Promissory Note for up to One Million Two Hundred Thousand Dollars ($1,200,000) with an investor to facilitate purchase of inventory for orders from the Company’s material customer. The note is secured by the inventory. Repayment of the note is facilitated by the assignment of the accounts receivable directly from the Company’s material customer to the investor. The initial term of the note is for six months with an option to extend for an additional six month period. The note will bear an 18% interest rate per annum with a maximum default interest of 24% per annum. Within three (3) Business Days after the date of this Note, the Company shall deliver to Payee a Warrant, in a form acceptable to Payee, exercisable for 18,000,000 shares of the Company’s Common Stock at a price per share equal to the closing price of the Common Stock on the trading day prior to the date of such Warrant. Upon receipt of such Warrant, Payee shall execute a 12-month lock-up agreement in customary form and reasonably acceptable to Payee. During the three months ended September 30, 2014 the Company drew $251,146 in payments made on behalf of the Company to its suppliers and the Company’s customers repaid $37,470 during the three months ended September 30, 2014.  The balance of the note as of November 14, 2014 is $ 213,676.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2014

Inventory Note Payable - $833,333
On September 16, 2014, the Company entered into a Securities Purchase Agreement with Dominion Capital, LLC, whereby Dominion agreed to fund the Company with an aggregate of up to $750,000 in Subscription Amount corresponding to an aggregate of up to $833,333 in the form of a 10% Original Issue Discount Senior Secured Convertible Promissory Note due September 16, 2015 and a Common Stock Purchase Warrant for up to 400,000,000 shares. This funding will be used exclusively to purchase lumber and chemicals and is to be dispersed from an escrow account. On September 29, 2014, Dominion transferred and assigned the Note and the Warrant to M2B Funding Corporation. The Note has a fixed conversion price of $0.01 subject to certain adjustments. The Company will repay the Note in monthly installments, with the final payment due on October 16, 2015.  The Company plans on using the receivables from the sale of lumber and chemicals to comply with the terms of the repayment schedule. In the event of default, the Note is subject to an increase in the interest rate to eighteen percent (18%) per annum. In accordance with the Agreement, the Company issued a Common stock Purchase Warrant, allowing M2B Funding Corporation the right to purchase up to 400,000,000 shares of Common Stock on September 16, 2014 and expiring on September 16, 2019.  The exercise price per share of the Common Stock under this Warrant shall be $0.001.  The Warrant may be exercised in whole or in part, at such time by means of a cashless exercise.  The Common Shares cannot be sold and or assigned for a period of one year from the original Warrant issue date. The Company drew $286,085 during the period and recorded a discount of $286,085, of which $10,417 was amortized at the period end representing the fair value of the warrant issued. As of November 14, 2014 the company has drawn down $681,632.

Note Payable - $150,000
On April 11, 2014, the Company entered into a Note agreement for $250,000 for the purpose of funding operations and for general working capital.  The Company made a partial draw-down of the Note for $150,000.  The Note carries minimum interest of $45,000 and is due December 31, 2014.

Loan Payable – Related Party

At September 30, 2014, the Company had a non-interest bearing note payable due to its Chief Executive Officer who is also a Director and significant shareholder. During the three months ending September 30, 2014, the Company paid $52,977, leaving a balance of $327,350 at September 30, 2014.

At September 30, 2014, the Company had interest bearing notes payable due to its Chief Technical Officer with a balance of $85,000. During the three months ending September 30, 2014, the Company made no payments under these notes.

5.   Related Party Transactions

Prior to September 30, 2014, the Company entered into a non-interest bearing note payable due on demand to its Chief Executive Officer who is also a Director and significant shareholder.  During the three months ending September 30, 2014, the Company paid $52,977, leaving a balance of $327,350 at September 30, 2014.

Prior to September 30, 2014, the Company entered into a non-interest bearing note payable due on demand to its Chief Executive Officer who is also a Director and significant shareholder.  During the three months ending September 30, 2014, the Company paid $52,977, leaving a balance of $327,350 at September 30, 2014.

During the three months ended September 30, 2014, the Company had a 6% interest bearing note payable due to its Chief Technical Officer.  In the event of default, the note is subject to an increase in the interest rate to 10% per annual in default.  During the three months ended September 30, 2014, the Company made no payments under these notes, leaving a balance of $85,000 with $2,142 accrued interest at September 30, 2014.

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

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2014

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

Derivative Liabilities. The Company assessed that the fair value of these liabilities using observable inputs described in level 2 above.  The methodology described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value

7.   Stockholders' Deficit

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

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2014

Series B 12% Convertible Preferred Stock:
$925,000 Series B Preferred Stock Financing
During the year ended June 30, 2014, the Company issued a total of 9,250 shares of Preferred B stock.

The terms of the Series B Preferred Stock (“Preferred B”)  were as follows:
●	The Preferred B Stock had no voting rights.
●	The Preferred B Stock was convertible at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.
●	The Preferred B Stock had a 12% per annum stated dividend rate, which is calculated daily on a 360 day year.
●	The Preferred B Stock had a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

On June 3, 2014, all 9,250 shares of the Preferred B Stock was converted into an equal number of shares of the Company’s Series C Convertible Preferred Stock.  There were no Preferred B Stock outstanding or issued as of and for the three months ending September 30, 2014.

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

●	The Preferred C Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

The following table provides the activity of the Company’s Preferred C stock for the three months ended September 30, 2014:
Balance as of June 30, 2014,	94,394

Preferred C Stock issued for cash	9,000
Preferred C Stock issued for debt assumption	10,771
Preferred C Stock converted into Common Stock	(6,088)

Balance as of September 30, 2014	108,077

Preferred C Stock converted to Common Stock
During the three months ended September 30, 2014, according to the conversion terms described above, the investors converted 6,088 shares of Preferred C Stock representing value of $1,064,669 into 834,180,277 shares of the Company’s Common Stock.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2014

Preferred C Stock issued for cash
During the three months ended September 30, 2014, the investors purchased 9,000 shares of Preferred C Stock for $900,000 of cash.

Preferred C Stock issued for debt assumption
During the three months ended September 30, 2014, at total of 10,771 shares of Preferred C Stock were issued to investors for debt assumption.  In exchange for 4,941 of these shares, $494,172 of accounts payable was assumed by one investor. Additionally, in exchange for the remaining 5,830 shares, a convertible note with a balance of $580,428 owed to another investor was forgiven.

Preferred C Stock, have been valued similar to the convertible notes, comprising a part of the derivative liability which is calculated using the Black-Scholes option pricing model. The range of inputs (or assumptions) the Company used to value the derivative liabilities at date of issuances, conversion dates, and at September 30, 2014 and June 30, 2014 (See Note 3).

The Company has accrued $166,349 in preferred stock dividends as of September 30, 2014. These dividends accrued at 18% due to the fact that the Company did not have sufficient authorized and unissued shares available to settle all Preferred C Stock outstanding on an “if-converted” basis.

Common Stock Issuances

During the three months ended September 30, 2014, the Company issued a total of 911,680,277 shares of its common stock as follows:

15,000,000 shares were issued for services valued at $30,000, the fair value of the shares issued on the date of issuance;

86,000,000 shares were issued for conversion of convertible debt and accrued interest with an aggregate value of $168,024; and

834,180,277 shares were issued for conversion of 6,086 shares of convertible Preferred C stock as described above.

Treasury Stock

As of July 1, 2013, the Company held 53,898,837 shares of common stock as treasury stock, resulting in 499,221,857 shares issued and 445,323,020 outstanding shares.

During the year ended June 30, 2014, the Company reissued 25,237,902 shares of common stock for $25,238 to the Chief Executive Officer and Chief Technical Officer, and retired 40,500,000 shares for $40,500 related to the retirement of shares for the convertible notes conversion and line of credit assumption discussed in Note 5 above, both of which dollar amounts have been recorded in paid in capital.  The Company held 28,660,935 shares of common stock as treasury stock as of June 30, 2014.  There was no change in treasury stock during the three months ended September 30, 2014.

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

The options were valued at $37,852 using the Black-Scholes Option Model with a risk free interest of 1.37%, volatility of 149%, and trading price of $0.001 per share. The $37,852 is being charged to operations over their two year vesting period.  Compensation charged to operation for the three months ended September 30, 2014 and 2013 on these options amounted to $4,731 and $4,732, respectively.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2014

The following is a schedule of options outstanding as of September 30, 2014:
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance, June 30, 2014	28,200,000	$0.01	3.00 Years	$-
Options granted	-	-		-
Options cancellation/expired	-	-	-	-
Balance, September 30, 2013	28,200,000	$0.01	2.75 Years	$-

As of September 30, 2014, 27,200,000 of the 28,200,000 options were fully vested.  Compensation expense of $41,888 remaining, will be recognized over the remaining lives.

Warrants

In September 2014, the Company issued a Common stock Purchase Warrant in conjunction with the $833,333 Inventory Note payable to M2B Funding Corporation.  The Warrant provides M2B Funding the right to purchase up to 400,000,000 shares of Common Stock at an exercise price per share of $0.001.   Any Common Shares acquired by exercise of this warrant cannot be sold and or assigned for a period of one year from the original Warrant issue date of September 16, 2014.  The Warrant expires on September 15, 2019.  For the quarter ended September 30, 2014, the Company recorded a discount to the note issued and a derivative liability of $438,579 representing the fair value of the warrant issued using a market price per share on the date of issuance of $0.0011, a daily volatility of 16.43%, a dividend rate of 0% and a risk free rate of 1.78%. The weighted average exercise price of $0.001 and the average remaining life is 4.96 years.

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

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2014

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

Matter’s in litigation during the current period, was the case of Trical Construction, Inc. v. Eco Building Products.  The nature of the litigation involved Trical’s claim that it suffered various construction delays and other damages from Eco Building Products in connection with the construction of a 77 unit apartment building.  The matter was ultimately resolved by settlement on August 1, 2014 in the amount of $180,564, with payment of $30,000 by Eco Building Products to Trical on that date and scheduled payments of $10,000 each month beginning on November 1, 2014 through February 1, 2016. This amount has been recorded on the balance sheet under other payables and accrued expenses.

The Company has received a formal inquiry from the Depository Trust Corporation DTC to review the prior five year DTC stock transactions requesting our legal counsel provide a review and opine over the compliance of such issuances.  The Company and legal staff have engaged discussions with DTC and continues to comply with their requests.  A formal response to the inquiry was sent to the DTC on November 11, 2014.

9.   Subsequent Events

From October 1, 2014 to November 14, 2014, the Company issued to investors a total of 750 preferred C shares for total cash of $75,000.

From October 1, 2014 to November 14, 2014, the Company issued to investors a total of 937,215,914 common shares converted from 1,543.65 preferred C shares.

On November 12, 2014, the Company signed a Secured Promissory Note with a private investor for eighty thousand dollars ($80,000) with an origination discount of twenty thousand dollars ($20,000) for a total repayment of one hundred thousand dollars ($100,000). Maturity is due on May 15, 2015. As further consideration the Company will issue 250,000,000 restricted common shares.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2014 included in this report and our audited consolidated financial statements and related notes for the year ended June 30, 2014 included in our Annual Report on Form 10-K filed on October 14, 2014 with the Securities and Exchange Commission.

Forward-Looking Statements

Certain statements concerning our plans and intentions included herein may constitute forward-looking statements. There are a number of factors that may affect our future results, including, but not limited to, (a) our ability to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) continued cease of the labor portion of our business with E Build & Truss and focus on ramping the supply side which yields higher profits (d) successful development and market acceptance of our products.

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

Fair Value Policy

Management believes there have been no significant changes during the three months ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2014 Annual Report on Form 10-K.

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

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current operational expenses of approximately three hundred thousand dollars a month is required to continue to operate. This is achieved either through profit from sales; or by management seeking additional financing through the sale of its common stock, and/or through private placements the minimum operational expenses must be met in order to relive the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. Utilization of the credit facilities secured in the period have allowed the company to increase sales of finished goods resulting in higher gross revenues and increasing profits. We expect the company will continue to gain market share having an inventory of finished goods ready for immediate sales resulting in a continued trend towards profitability. The Company has focused primarily on the direct sales of finished goods (Home Depot), coating services and chemical sales to affiliates. We have expanded to include wholesale lumber sales to other lumber yards within various regions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013

Revenues and Cost of Sales - For the three months ended September 30, 2014, we had total revenues of $875,749 from product sales, as compared to $403,050 in revenues of product sales and $5,278 in labor sales for three month period ended September 30, 2013.  The increase in revenue is mainly attributed to the ability to utilize the credit facility to increase inventory positions and the expansion of The Home Depot stocking stores. Sales have been increasing week over week with our retail partner as a contributing factor and trend indicator.  Our gross margin for the three months ended September 30, 2014 was $95,898. This is compared to gross margin for the three months ended September 30, 2013 of $143,001.

Operating Expenses - For the three months ended September 30, 2014, our total operating expenses were $1,370,158.  This is compared to $955,896 for the three months period ended September 30, 2013. Included in our operating expenses for the three months ended September 30, 2014 were compensation and related costs of $571,473. Professional fees included in our operating expenses for the three months ended September 30, 2014 amounted to $184,531.  Other significant operating costs we incurred during the three months ended September 30, 2014 included rent of $239,559, marketing of $29,724, research and development of $34,198, and other general and administrative costs of $310,673. Our operating expenses for the three months ended September 30, 2013 consisted of $366,582 of compensation and related costs, $62,637 of professional and consulting fees, $198,448 of rent expense, $31,800 of research and development expense, $22,837 of marketing expense, and $273,592 other general and administrative expenses.

Other Income and Expenses - For the three months ended September 30, 2014 we had other expenses that included interest expense of $1,026,457.  We incurred $5,062,206 for the gain on derivative of our convertible notes payable significantly due to the conversion to common shares and the decrease in the stock price from $0.0024 as of June 30, 2014 to $0.0007 as of September 30, 2014. This is compared to the three months ended September 30, 2013, in which our other income and expenses included interest expense of $2,608,271 and gain on derivative liability of $1,541,745 and loss of $0 on modification of debt related to the fair value of the common stocks granted to the debtors who assumed the loan that we have previously written off.

Overall the Company has adjusted the expense to better align with revenue.  The increase in revenue can be attributed to many factors to include the expansion of The Home Depot sales, penetration of the modular industry and the addition of lumber companies such as Builder General. The company secured a line of credit enabling the company’s ability to build an inventory position to service our demand selling finished goods as opposed to coating service only.   As the Company continues to push into higher volumes and finished good sales we expect our purchasing power to allow for greater gross margin expansion. It is our expectation to continue to expand our barrowing base, potentially at favorable rates, to allow the company to facilitate increased demand and expansion. The Company continues to manage the overhead to allow for the anticipated volume minimizing costs.

Liquidity and Capital Resources

On September 30, 2014, we had $127,921 cash on hand.  During the three months ended September 30, 2014, net cash used in our operating activities amounted to $1,040,431, which consisted of $570,306 amortization of debt discount, $5,062,206 gain on derivative liability fair value adjustment significantly due to the conversion to common shares and the decrease in stock price, $396,743 of initial interest expense on value of derivative, $18,522 increase in accrued interest, $27,292 stock based compensation, and $30,028 decrease in other payable and accrued expenses, offset by net gain of $532,060.  Net cash used during the same period for our investing activities totaled $4,349, which was used for the purchase of property and equipment and notes receivable payments.  Cash of $797,634 was provided by financing activities during the same period, $900,000 proceeds from issuance of preferred stock, offset by $45,855 repayment of third party convertible notes payable, $3,534 repayment of vehicles loan and $52,977 repayment of related party notes payable.

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

We may continue to incur operating losses over the next three months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, continue to grow our customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(e) as of September 30, 2013 and all interim subsequent periods. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and our principal financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms to allow timely decisions regarding required disclosure.  The material weakness and significant deficiency identified by our management as of September 30, 2013 and all interim subsequent periods relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

Material Weaknesses

During the period ended September 30, 2014, we determined that because of the limited personnel, lack of segregation of duties and manual process related to the tracking and valuation of our inventory, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our financial statements.  This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

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

The Company deemed that the internal control over financial reporting for the Company as of September 30, 2014 is not effective.

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

Item 1.       Legal Proceedings.

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

The only litigation during the current period was the case of Trical Construction, Inc. v. Eco Building Products.  The nature of the litigation involved Trical’s claim that it suffered various construction delays and other damages from Eco Building Products in connection with the construction of a 77 unit apartment building.  The matter was ultimately resolved by settlement on August 1, 2014 in the amount of $180,564.50, with payment of $30,000.00 by Eco Building Products to Trical on that date and scheduled payments of $10,000.00 each month beginning on November 1, 2014 through February 1, 2016.

The Company has received a formal inquiry from the Depository Trust Corporation DTC to review the prior five year DTC stock transactions requesting our legal counsel provide a review and opine over the compliance of such issuances.  The Company and legal staff have engaged discussions with DTC and continues to comply with their requests.  A formal response to the inquiry was sent to the DTC on November 11, 2014.

Item 1A.    Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2014, the Company issued a total of 911,680,277 shares of its common stock as follows:

15,000,000 shares were issued for services valued at $30,000, the fair value of the shares issued on the date of issuance;

62,500,000 shares were issued for conversion of convertible debt and accrued interest with an aggregate value of $73,500; and

According to the conversion terms described under Note 7 of the Financial Footnotes, investors converted 6,088 shares of Preferred C Stock representing value of $1,064,669 into 834,180,277 shares of the Company’s Common Stock.

During the three months ended September 30, 2014, investors purchased 9,000 shares of Preferred C Stock for $900,000.

During the three months ended September 30, 2014, a total of 10,771 shares of Preferred C Stock were issued to investors for debt assumption.

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

Date: November 19, 2014	By:	/s/ Steve Conboy
Steve Conboy, President, Chief Executive Officer, Chief Financial Officer,
and Director (Principal Executive Officer and Principal Financial and Accounting Officer)