Form 10-Q/A
period 2014-09-30
ECO Building Products, Inc.
filed 2014-11-24
CIK 1409885

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

Explanatory Note for Amendment 1:
This Amendment #1 to our Quarterly Report only furnishes the XBRL presentation not filed with the previous 10Q filed on November 19, 2014. No other changes, revisions, or updates were made to the original amended filing.

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

86,000,000 shares were issued for conversion of convertible debt and accrued interest with an aggregate value of $168,024; and

834,180,277 shares were issued for conversion of 6,088 shares of convertible Preferred C stock as described above.

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

Date: November 24 , 2014	By:	/s/ Steve Conboy
Steve Conboy, President, Chief Executive Officer, Chief Financial Officer,
and Director (Principal Executive Officer and Principal Financial and Accounting Officer)