Form 10-Q
period 2014-12-31
ECO Building Products, Inc.
filed 2015-02-19
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares outstanding of each of the issuer's classes of common equity as of February 19, 2015:   9,626,771,777 shares of common stock.

Eco Building Products, Inc.

Contents

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec 31	June 30
	2014	2014
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$75,543	$375,066
Accounts receivable, net of allowance for doubtful accounts of $1,607
and $1,607, respectively	158,834	60,965
Inventories, net	533,710	468,411
Prepaid expenses	8,797	8,797
Notes receivable - related party	98,669	98,669
Other current assets	96,685	29,875
Total current assets	972,238	1,041,783

PROPERTY AND EQUIPMENT, net	891,984	869,424

TOTAL ASSETS	$1,864,222	$1,911,207

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,018,868	$1,368,452
Payroll and taxes payable	3,186,544	3,207,637
Accrued interest	95,874	89,412
Other payables and accrued expenses	290,440	335,270
Derivative Liability	18,530,817	20,504,553
Convertible notes payable, net of debt discount	206,593	143,654
Current maturities of notes payable	27,255	6,986
Loans payable - other	639,398	943,850
Total current liabilities	23,995,787	26,599,814

LONG TERM LIABILITIES
Loans payable - related parties	405,169	465,327
Notes payable, less current maturities	78,385	2,703
Total long term liabilities	483,554	468,030

TOTAL LIABILITIES	$24,479,341	$27,067,844

STOCKHOLDERS' DEFICIT
Preferred Stock, Series A, $0.001 par value, 30,000 shares authorized,
30,000 shares issued and outstanding at Dec 31, 2014	30	30
Preferred Stock, Series B, $0.001 par value, 9,250 shares authorized,
-0- shares issued and outstanding at Dec 31, 2014	-	-
Preferred Stock, Series C, $0.001 par value, 120,000 shares authorized,
104,732 shares issued and outstanding at Dec 31, 2014	105	94
Common stock, $0.001 par value, 10,000,000,000 shares authorized,
9,655,432,712 and 3,203,510,143 shares issued and 9,626,771,777 and
3,174,849,208 outstanding at Dec 31, 2014 and June 30, 2014 respectively	$9,655,433	$3,203,510
Treasury Stock	(28,661)	(28,661)
Declared Dividends	257,629	140,498
Additional paid-in capital	43,349,882	46,504,278
Accumulated deficit	(75,849,538)	(74,976,386)
Total stockholders' deficit	(22,615,119)	(25,156,637)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,864,222	$1,911,207

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	6 months ended Dec 31,		3 months ended Dec 31,
	2014	2013	2014	2013

REVENUE
Product sale	$1,653,115	$719,397	$777,366	$316,347
Labor sale	-	5,278	-	-

TOTAL REVENUE	1,653,115	724,675	777,366	316,347

COST OF SALES
Cost of sales - Product	1,341,154	520,444	561,302	257,442
Cost of sales - Labor	-	2,325	-	-

TOTAL COST OF SALES	1,341,154	522,769	561,302	257,442

GROSS PROFIT	311,961	201,906	216,064	58,905

OPERATING EXPENSES
Research and development	39,816	59,134	5,618	27,334
Marketing	48,267	50,871	18,543	28,034
Compensation and related expenses	1,084,329	1,207,363	512,856	840,781
Rent - facilities	440,469	423,245	200,910	224,797
Professional and consulting fees	390,832	266,209	206,301	203,572
Other general and administrative expenses	655,707	550,586	345,034	276,994

Total operating expenses	2,659,420	2,557,408	1,289,262	1,601,512

LOSS FROM OPERATIONS	(2,347,459)	(2,355,502)	(1,073,198)	(1,542,607)

OTHER INCOME (EXPENSE)
Interest expense	(2,039,981)	(7,291,515)	(1,013,524)	(4,683,244)
Gain on derivative liability	5,748,916	5,325,433	686,710	3,783,688
Gain on settlement of debt	88,985	-	18,000	-
Loss on extinguishment of debt	(243,496)	-	-	-
Derivative expense	(2,080,117)	-	(23,201)	-

Total other income (expense)	1,474,307	(1,966,082)	(332,015)	(899,556)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(873,152)	(4,321,584)	(1,405,213)	(2,442,163)

NET INCOME (LOSS)	$(873,152)	$(4,321,584)	$(1,405,213)	$(2,442,163)

NET INCOME (LOSS) PER COMMON SHARE - BASIC & DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic -	4,974,301,318	1,057,489,398	6,363,429,751	1,057,489,398
Diluted -	4,974,301,318	1,057,489,398	6,363,429,751	1,057,489,398

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	6 months ended Dec 31,
	2014	2013

Cash flows from operating activities
Net Income (Loss)	$(873,152)	$(4,321,584)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization expense	138,340	104,815
OID expense	-	-
Amortization of debt discount	795,900	3,574,500
Initial interest expense on value of derivative (excess)	1,232,464	2,076,448
Derivative expense	2,080,117	-
Stock Based Compensation	27,292	700,000
Common Stock issuance for services	-	143,278
Shares reissued to officers from treasury	-	353,331
Gain on derivative liability fair value adjustment	(5,748,916)	(5,325,433)
Loss on extinguishment of Convertible Notes and Accounts Payable	243,496	-
Gain on settlement of notes payable	(88,985)	-
Expense paid on behalf of the Company	1,221,457	175,615
Assignment of accounts receivable to note payable holder	(473,703)	-
Changes in assets and liabilities:
Accounts receivable	(97,869)	142,498
Inventory	(65,299)	118,195
Prepaid expenses	-	(26,500)
Notes receivable	-	-
Accounts payable	224,588	188,456
Payroll and taxes payable	(26,801)	330,845
Deferred Revenue	-	(140,000)
Other payable and accrued expenses	20,900	(44,053)
Accrued interest	38,280	627,271
Net cash used by operating activities	(1,351,891)	(1,322,318)

Cash flows from investing activities
Purchase of property and equipment	(28,953)	-
Net cash used by investing activities	(28,953)	-

Cash flows from financing activities
Payments on related party notes	(60,158)	(73,980)
Proceeds from notes recievable payments	-	8,000
Proceeds from short term notes payable	180,000	-
Proceeds from convertible notes payable	-	780,000
Proceeds from issuance of common stock	100,000	600,000
Proceeds from related party line of credit advances	-	95,000
Proceeds from Series C Preferred Stock	975,000	-
Payments on convertible notes payable	(95,855)	-
Payments on notes payable	-	(112,096)
Payments on notes payable - vehicles loan	(17,666)	(7,489)
Net cash provided by financing activities	1,081,321	1,289,435

Net change in cash and cash equivalent	(299,523)	(32,883)
Cash and cash equivalent at the beginning of year	375,066	38,719

Cash and cash equivalent at the end of year	$75,543	$5,836

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$8,333	-

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for conversion of notes payable	$168,024	$2,342,984
Common shares issued for settlement of investor loans	$12,000	$-
Common shares issued for settlement of Accounts Payable	$9,015	$-
Preferred shares issued for extinguishment of convertible notes payable & A/P	$2,223,643	$-
Common shares issued for conversion of Series C Preferred Stock	$5,070,922	$-
Convertible notes issued for assumption of notes payable	$410,000	$833,082
Purchase of property & equipment with loans payable	$105,284	$-
Declared dividends	$117,131	$-
Debt Discount	$1,144,731	$1,748,200
Common Shares issued for interest expense	$500,000	$-
OID	$93,473	$-

See accompanying notes to consolidated financial statements

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) DECEMBER 31, 2014

1.   Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements as of December 31, 2014, and for the three and six months ended December 31, 2014 and 2013 have been prepared by Eco Building Products, Inc (or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2014 has been derived from the unaudited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $75,849,538, recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations.

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

2.   Summary of Significant Accounting Policies

Loss Per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potential common shares at December 31, 2014 from preferred C shares convertible into 174.5 billion shares of common stock and convertible notes convertible into 12.6 billion shares of common stock (December 31, 2013 – 6.7 billion).  Accordingly, total common share equivalents of 187.2 billion were excluded in the computation of diluted net loss per share for the three and six months ended December 31, 2014, because the effect would be anti-dilutive.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) DECEMBER 31, 2014

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

Recent Accounting Pronouncements

Management has determined that no new accounting pronouncements during the period that would affect the condensed consolidated financial statements.

3.   Balance Sheet details

As of December 31, 2014, inventories consisted of the following:

Chemicals	$142,102
Lumber	$418,372
$560,474

All of the Company’s inventories are pledged as collateral for the Company’s Senior Secured Notes (see Note 4). In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated and untreated lumber. The chemicals and lumber include a $47,264 reserve for obsolete inventory.

Property and Equipment

Property and equipment is stated at cost.  Property and equipment-related expenditures for items with useful lives exceeding one year and major renewals and improvements are recorded as assets, while replacements and maintenance and repairs that do not improve or extend the lives of the respective assets are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.  Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets, ranging from (3) to seven (7) years.  Leasehold improvements are depreciated over their useful life or the term of the related lease, whichever is shorter.  Depreciation expense is not recorded on idle property and equipment until such time as it is placed into service. During the period, the Company recorded property and equipment of $109,633 of which $105,284 was financed by the Company as an Auto Note Payable (see Note 4). Depreciation expense for the six months ending December 31, 2014 was $116,959.

Accrued Liabilities

As of December 31, 2014, the Company owed $1,434,878 in past due payroll taxes and accrued penalties. The Company has filed the necessary payroll tax reports with the impacted taxing authorities and is currently on a periodic payment plan. This amount is recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at December 31, 2014, the Company owed $142,529 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.  This amount is recorded in other payables and accrued expenses on the accompanying consolidated balance sheet.

Derivative Liabilities

During the six months ended December 31, 2014, the Company issued convertible preferred stock that can be converted to common stock in connection with raising equity and debt financing. As of December 31, 2014, the Company’s number of potential common shares plus the number of actual common shares outstanding (“Committed Shares”) exceeded the number of common shares authorized to issue in accordance with ASC 815-40-19 “Contracts in Entity’s Own Equity”. The number of outstanding common shares plus the potential common share liability has exceeded the amount of authorized shares, therefore the Company has to employ ASC 815-40-19 (“ASC 815”) to value common share equivalents potentially issuable to settle conversions of convertible notes, convertible preferred shares and exercise of warrants and options.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) DECEMBER 31, 2014

The Company values its derivative financial instruments, consisting primarily of embedded conversion features for convertible debt, convertible preferred stock, stock options and warrants, at issuance at fair value and revalues its derivative financial instruments at the end of each reporting period or in the case of any conversion or modification of terms, at the date of any such modification or conversion.  Any change in fair value is charged to earnings of the period where the derivative financial instrument is modified or converted. The fair value of these derivative financial instruments was determined using the Black-Scholes option pricing model The ranges of inputs (or assumptions) the Company used to value the derivative liabilities at respective issuances, conversion or exercise dates, and at period end during the period ended December 31, 2014 were as follows:

(1) dividend yield of 0%
(2) expected daily volatility of 16.94% to 20.29%
(3) risk-free interest rate of 0.76% 1.09%
(4) expected life of 0.5 days to 3 years, and
(5) estimated fair value of the Company’s common stock of $0.0001 to $0.0024 per share.

For the six months ended December 31, 2014, the Company issued $975,000 (for cash) and $1,077,213 (for settlement of convertible notes and accounts payable), additional to the convertible preferred C series shares with a stated value of $100 per share as further described below in Note 7 and recorded an increase of  derivative liabilities in the amount of $3,762,917 for the conversion features included therein. The Preferred C shares are convertible into the Company’s common shares, at the holder’s option, at conversion prices equal to 60% of the lowest VWAP closing price for the previous 20 days. The Company also issued one convertible note of $54,661 (net of conversions, settlements, and cash payment) and 400,000,000 warrants during the period for which $2,843,077 of additional derivative liabilities were recorded.

For all convertible notes described in the following paragraphs and for the options, warrants, and convertible preferred Series C shares described in Note 6, the fair value of the resulting derivative liability was $18,530,517 and $20,504,553 at December 31, 2014 and June 30, 2014 and, respectively.

A reconciliation of the derivative liabilities from June 30, 2014 to December 31, 2014 is:
Derivative Liabilities

Balance as of June 30, 2014	20,504,553
Additions related to embedded conversion features of Warrants, Preferred Series C, Convertible Notes and Stock Options issued	6,605,994
Decrease from extinguishment of convertible note for Preferred C shares	(781,319)
Conversion of convertible debt and Preferred Series C to common stock	(2,049,495)
Gain on decrease in value of derivative liabilities	(5,748,916)
Balance as of December 31, 2014	$18,530,817

4.   Notes Payable

The following table summarizes the notes payable as of December 31, 2014.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) DECEMBER 31, 2014

	As of December 31, 2014
Description	Short term	Long term

Convertible notes	$758,204	$—
Auto notes payable	27,255	78,385
Loan payable - related party	405,169	—
Loans payable - other	639,398	—
Total notes payable	$1,809,972	$78,385
Discount to notes payable	(551,611)	-
Notes payable, net	1,356,800	--

Convertible notes

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

Loan Payable – Other

Auto Notes Payable
The Company entered in an auto loan agreement on November 7, 2011 to purchase a vehicle. The remaining principal amount of the loan is $7,201. The loan is due on October 7, 2015. The Company is currently paying $690 auto payment per month.

The Company entered in an auto loan agreement on July 21, 2014 to purchase a vehicle. The original principal amount of the loan is $105,284. The loan is due on November 13, 2019. The Company is currently paying $1,671 auto payment per month. Future short term minimum payments due of $20,054 and future long term minimum payments of approximately $78,385 from fiscal years 2016 through 2020.

Secured Promissory Note - $44,500
At June 30, 2012, the Company was indebted for $44,500 for amounts received in prior years for operating expenses in exchange for a secured promissory note from a third party entered into during 2010. This amount is due on demand and non-interest bearing.

Inventory Note Payable - $500,000
On February 14, 2015 the Company entered into a Note agreement for $500,000 for the purpose of purchasing inventory.  The note is secured by the Company’s inventory and is to be repaid out of the proceeds of the subsequent inventory sales.  The note was due May 14, 2014 and was extended until December 31, 2014.  The Note carries minimum interest of $45,000 for the initial term and an additional $45,000 of interest for the extension of the due date.  During the period ended December 31, 2014, no amount was repaid resulting in a principal balance due of $85,912 as of December 31, 2014.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) DECEMBER 31, 2014

Inventory Note Payable – up to $1,200,000
On July 18, 2014, the Company signed a Secured Revolving Promissory Note for up to One Million Two Hundred Thousand Dollars ($1,200,000) with an investor to facilitate purchase of inventory for orders from the Company’s material customer. The note is secured by the inventory. Repayment of the note is facilitated by the assignment of the accounts receivable directly from the Company’s material customer to the investor. The initial term of the note is for six months with an option to extend for an additional six month period. The note will bear an 18% interest rate per annum with a maximum default interest of 24% per annum. Within three (3) Business Days after the date of this Note, the Company shall deliver to Payee a Warrant, in a form acceptable to Payee, exercisable for 18,000,000 shares of the Company’s Common Stock at a price per share equal to the closing price of the Common Stock on the trading day prior to the date of such Warrant. Upon receipt of such Warrant, Payee shall execute a 12-month lock-up agreement in customary form and reasonably acceptable to Payee, currently no warrant or lock up agreements have been issued or executed. During the six months ended December 31, 2014 the Company drew $459,214 in payments made on behalf of the Company to its suppliers and the Company’s customers repaid $253,265 during the six months ended December 31, 2014.  The balance of the note as of February 14, 2015 is $ 205,949.

Note Payable - $150,000
On April 11, 2014, the Company entered into a Note agreement for $250,000 for the purpose of funding operations and for general working capital.  The Company made a partial draw-down of the Note for $150,000.  The Note carries minimum interest of $22,500 and the note was due July 1, 2014 and was extended until December 31, 2014.

Note Payable - $100,000
On November 12, 2014, the Company entered into, with a private investor, a Promissory Note for $100,000 with an OID of $20,000 for net proceeds to the Company of $80,000 for the purpose of funding operations and for general working capital.  In addition the Company issued 250,000,000 restricted common shares. The note is due on May 15, 2015.

Note Payable - $100,000
On November 19, 2014, the Company entered into, with a private investor, a Promissory Note for $100,000 with annual interest of 6% for the purpose of funding operations and for general working capital.  In addition the Company issued 250,000,000 restricted common shares. The note is due on February 19, 2015.

Loan Payable – Related Party

See Note 5

5.   Related Party Transactions

Prior to December 31, 2014, the Company entered into a non-interest bearing note payable due on demand to its Chief Executive Officer who is also a Director and significant shareholder.  During the six months ending December 31, 2014, the Company paid $60,158, leaving a balance of $320,169 at December 31, 2014.

Prior to December 31, 2014, the Company entered into a non-interest bearing note payable due on demand to its Chief Executive Officer who is also a Director and significant shareholder.  During the six months ending December 31, 2014, the Company paid $60,158, leaving a balance of $320,169 at December 31, 2014.

During the three months ended December 31, 2014, the Company had a 6% interest bearing note payable due to its Chief Technical Officer.  In the event of default, the note is subject to an increase in the interest rate to 10% per annual in default.  During the six months ended December 31, 2014, the Company made no payments under these notes, leaving a balance of $85,000 with $10,669 accrued interest at December 31, 2014.

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

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) DECEMBER 31, 2014

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

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) DECEMBER 31, 2014

On January 27, 2014 the Board of Directors issued Steve Conboy, the Company’s Chief Executive Officer, 11,000 shares of Class A Preferred Stock. On February 26, 2014 the Board of Directors issued Steve Conboy an additional 19,000 shares of Preferred Series A stock. The Voting Control Valuation of the Securities at issuance were valued at $1,221,000 based upon the industry control premiums and the Company’s market cap at the time of the transaction, which has been recorded as compensation expense during the year ended June 30, 2014. No further issuances during the period ended December 31, 2014.

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

On June 3, 2014, all 9,250 shares of the Preferred B Stock was converted into an equal number of shares of the Company’s Series C Convertible Preferred Stock.  There were no Preferred B Stock outstanding or issued as of and for the period ending December 31, 2014.

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

●	The Preferred C Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

The following table provides the activity of the Company’s Preferred C stock for the six months ended December 31, 2014.

Balance as of June 30, 2014,	94,394

Preferred C Stock issued for cash	9,750
Preferred C Stock issued for debt assumption	10,771
Preferred C Stock converted into Common Stock	(10,183)

Balance as of December 31, 2014	104,732

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) DECEMBER 31, 2014

Preferred C Stock converted to Common Stock
During the six months ended December 31, 2014, according to the conversion terms described above, the investors converted 10,183 shares of Preferred C Stock representing value of $5,070,923 into 5,070,922,569 shares of the Company’s Common Stock.

Preferred C Stock issued for cash
During the six months ended December 31, 2014, the investors purchased 9,750 shares of Preferred C Stock for $975,000 of cash.

Preferred C Stock issued for debt assumption
During the six months ended December 31, 2014, at total of 10,771 shares of Preferred C Stock were issued to investors for debt assumption.  In exchange for 4,941 of these shares, $494,172 of accounts payable was assumed by one investor. Additionally, in exchange for the remaining 5,830 shares, a convertible note with a balance of $590,428 owed to another investor was forgiven.

Preferred C Stock, have been valued similar to the convertible notes, comprising a part of the derivative liability which is calculated using the Black-Scholes option pricing model. The range of inputs (or assumptions) the Company used to value the derivative liabilities at date of issuances, conversion dates, and at December 31, 2014 and June 30, 2014 (See Note 3).

The Company has accrued $257,629 in preferred stock dividends as of December 31, 2014. These dividends accrued at 18% due to the fact that the Company did not have sufficient authorized and unissued shares available to settle all Preferred C Stock outstanding on an “if-converted” basis.

Common Stock Issuances

During the six months ended December 31, 2014, the Company issued a total of 6,451,922,569 shares of its common stock as follows:

15,000,000 shares were issued for $80,000 in accounts payable, valued at $30,000, the fair value of the shares issued on the date of issuance, resulting a gain of $50,000;

86,000,000 shares were issued for conversion of convertible debt and accrued interest with an aggregate carrying value of $168,024; and

30,000,000 shares were issued for conversion of $30,000 in short term notes payable and accrued interest, valued at $12,000, the fair value of the shares on the date of issuance resulting in a gain of $12,000;

5,070,922,569 shares were issued for conversion of 10,183 shares of convertible Preferred C stock as described above;

750,000,000 shares were issued for cash of $100,000; and

500,000,000 shares issued for interest expense and debt discount with an aggregate value of $76,190.

Treasury Stock

The Company held 28,660,935 shares of common stock as treasury stock as of June 30, 2014.  There was no change in treasury stock during the six months ended December 31, 2014.

Options

In November 2013, the Company granted options to its President to purchase 1,200,000 shares of its common stock and options to its Chief Technical Officer to purchase 800,000 shares of its common stock. The 2,000,000 options have an exercise price of $0.10 per share and expire in 5 years.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) DECEMBER 31, 2014

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

The options were valued at $37,852 using the Black-Scholes Option Model with a risk free interest of 1.37%, volatility of 149%, and trading price of $0.001 per share. The $38,248 is being charged to operations over their two year vesting period.  Compensation charged to operation for the six months ended December 31, 2014 and 2013 on these options amounted to $27,292 and $0, respectively,

The following is a schedule of options outstanding as of December 31, 2014:
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance, June 30, 2014	28,200,000	$0.01	3.00 Years	$-
Options granted	-	-	-	-
Options cancellation/expired	-	-	-	-
Balance, September 30, 2014	28,200,000	$0.01	2.75 Years	$-

As of December 31, 2014, 28,200,000 of the 28,200,000 options were fully vested.  Compensation expense of $3,680 remaining, will be recognized over the remaining vesting period.

Warrants

In September 2014, the Company issued a Common stock Purchase Warrant in conjunction with the $833,333 Inventory Note payable to M2B Funding Corporation.  The Warrant provides M2B Funding the right to purchase up to 400,000,000 shares of Common Stock at an exercise price per share of $0.001. Any Common Shares acquired by exercise of this warrant cannot be sold and or assigned for a period of one year from the original Warrant issue date of September 16, 2014.  The Warrant expires on September 15, 2019.  For the period ended December 31, 2014, the Company a derivative liability of $438,579 representing the fair value input disclosed in note 3. The weighted average exercise price of $0.001 and the average remaining life is 4.71 years.

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
(unaudited) DECEMBER 31, 2014

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

Matters in litigation during the current period include the case of Trical Construction, Inc. v. Eco Building Products.  The nature of the litigation involved Trical’s claim that it suffered various construction delays and other damages from Eco Building Products in connection with the construction of a 77 unit apartment building.  The matter was ultimately resolved by settlement on August 1, 2014 in the amount of $180,564, with payment of $30,000 by Eco Building Products to Trical on that date and scheduled payments of $10,000 each month beginning on November 1, 2014 through February 1, 2016. This amount has been recorded on the balance sheet under other payables and accrued expenses.

The Company has received a formal inquiry from the Depository Trust Corporation DTC to review the prior five year DTC stock transactions requesting our legal counsel provide a review and opine over the compliance of such issuances.  The Company and legal staff have engaged discussions with DTC and continues to comply with their requests.  A formal response to the inquiry was sent to the DTC on November 11, 2014. The Company feels confident that we have complied and no further information inquiry from the DTC has been lodged.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

9.   Subsequent Events

On January 26, 2015, by mutual agreement the Company and Emergent Capital have formally agreed to immediately expire and terminate the options granted to Emergent Capital to purchase 25,000,000 shares of its common stock.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six months ended December 31, 2014 included in this report and our audited consolidated financial statements and related notes for the year ended June 30, 2014 included in our Annual Report on Form 10-K filed on October 14, 2014 with the Securities and Exchange Commission.

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

The following milestones contribute to the viability and acceptance of the Company’s flagship product Eco Red Shield:

During the month of April 2013, the Company made a decision to wind down E-Build & Truss along with the current projects and cease procurement of additional labor contracts, moving away from the framing and labor side of production home building. This objective as set forth in the Company’s business plan was aimed at securing framing/labor contracts to market Eco Red Shield protection, which ultimately deemed itself to be successful. The Company is however still in full production of the truss plant and actively pursuing truss business. Winding down the labor portion of the business allowed the company to preserve capital and better manage cash flow, focusing on more lucrative business opportunities. During this time, the company was in the final stages of negotiations with The Home Depot to embark on a pilot program test marketing Eco Red Shield via in store retail and special order sales programs. This effort was mainly focused around the devastated areas of the highly impacted super storm Sandy rebuild in Metro New York, Long Island New York and the State of New Jersey. Eco Red Shield protection offers so many advantages to homebuilding/rebuilding and is considered to be a defensive measure against the elements during events such as hurricanes, fires and flooding. ECOB focused an enormous effort towards meeting The Home Depot’s requirements required to maximize the opportunity put forth to test the consumer market for product acceptance. At this time, the Company feels comfortable that Eco Red Shield has made significant impact in the acceptance of the market place. The initial pilot program with The Home Depot concluded at the end of October 2013 in preparation for a follow-on retail program expansion to commence in the spring of 2014. On April 26, 2013, Eco Red Shield lumber coatings was awarded an Edison Award GOLD for excellence and innovation in the field of Materials Science. Being recognized with an Edison Award has become one of the highest accolades a company can receive in the name of innovation and business. Countless hours of hard work and determination have resulted in the robust formulation known as Eco Red Shield. The Company set out to accomplish a task not knowing all of the challenges that would be faced in the wake of changing an entire Industry, ECOB’s testing protocols resulted in high scores proving our methodology of wood treatment providing superior efficacy in the defense of lumber products against termites, wood rot decay and value added mold and fire. In support of the continued growth in the Northeastern U.S., on August 2, 2013, the Company opened doors for a new coating facility in Fair Lawn, New Jersey. This strategically located facility is complete with rail service and a lumber yard that to this day has supported the continued growth in the region supporting contractor sales and the Company’s business relationship with The Home Depot. This new facility opening arrived on the heels of the fledgling Super Storm Sandy Rebuild.

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

On April 1, 2014, The Home Depot in concert with Eco Building Products activated the remaining New York and New Jersey HD retail locations for inclusion into the Eco Red Shield retail and special order program. The phase of the expansion saw an increase to 107 active stores across this market region. This increase in active stores is certain to support increased growth and acceptance of this advanced framing lumber product in the region, whilst paving the way for future markets across the country. On or about August 1, 2014, the Company completed the expansion into the remaining stores in this market providing direct-to-store support for retail sales with 2 SKUs on the shelf (2x4-96” Premiums KD DF Stud and 4x8x15/32” Rated Sheathing CDX 4-Ply) and a comprehensive special order sales program. The Company continues to grow with The Home Depot and is currently in the planning phase for the next retail and special order expansion to commence.

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

On or around December 30, 2014 the Company expanded the in store stocking regions with The Home Depot to now include 6 regional stores located throughout Oregon and Washington State. This was driven by market demand and the presence of our manufacturing site in the region.

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

Fair Value Policy

Management believes there have been no significant changes during the six months ended December 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2014 Annual Report on Form 10-K.

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

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current operational expenses of approximately four hundred thousand dollars a month is required to continue to operate. This is achieved either through profit from sales; or by management seeking additional financing through the sale of its common stock, and/or through private placements; the minimum operational expenses must be met in order to relive the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. Utilization of the credit facilities secured in the period have allowed the company to increase sales of finished goods resulting in higher gross revenues and increasing profits. We expect the company will continue to gain market share having an inventory of finished goods ready for immediate sales resulting in a continued trend towards profitability. The Company has focused primarily on the direct sales of finished goods (Home Depot), coating services and chemical sales to affiliates. We have expanded to include wholesale lumber sales to other lumber yards within various regions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Financial Condition and Results of Operations

Results of Operations for the Three and Six Months Ended December 31, 2014 as Compared to the Three and Six Months Ended December 31, 2013

Revenues and Cost of Sales - For the three months ended December 31, 2014, we had total revenues of $777,366 from product sales, as compared to $316,347 in revenues of product sales for three month period ended December 31, 2013.  The increase in revenue is mainly attributed to the ability to utilize the credit facility to increase inventory positions and the expansion of The Home Depot stocking stores. Sales have been increasing week over week with our retail partner as a contributing factor and trend indicator.  Our gross margin for the three months ended December 31, 2014 was $216,064. This is compared to gross margin for the three months ended September 30, 2013 of $58,905.

For the six months ended December 31, 2014, we had total revenues of $1,653,115 from product sales, as compared to $724,675 in revenues from product sales for six month period ended December 31, 2013. Our gross margin for the six months ended December 31, 2014 was $311,961. This is compared to our gross margin for the six ended December 31, 2013 of $201,906.

Operating Expenses - For the three months ended December 31, 2014, our total operating expenses were $1,289,262.  This is compared to $1,601,512 for the three months period ended December 31, 2013. Included in our operating expenses for the three months ended December 31, 2014 were compensation and related costs of $512,856. Professional fees included in our operating expenses for the three months ended December 31, 2014 amounted to $206,301.  Other significant operating costs we incurred during the three months ended December 31, 2014 included rent of $200,910, marketing of $18,543, research and development of $5,618, and other general and administrative costs of $345,034. Our operating expenses for the three months ended December 31, 2013 consisted of $840,781 of compensation and related costs, $203,572 of professional and consulting fees, $224,797 of rent expense, $27,334 of research and development expense, $28,034 of marketing expense, and $276,994 other general and administrative expenses.

For the six months ended December 31, 2014, our total operating expenses were $2,659,420. This is compared to $2,557,408 for the six month period ended December 31, 2013. Included in our operating expenses for the six months ended December 31, 2014 were compensation and related costs of $1,084,329. Professional fees included in our operating expenses for the six months ended December 31, 2014 amounted to $390,832. Other significant operating costs we incurred during the six months ended December 31, 2014 included rent of $440,469, marketing of $48,267, research and development of $39,816, and other general and administrative costs of $655,707. Our operating expenses for the six months ended December 31, 2013 consisted of $1,207,363 of compensation and related costs, $266,209 of professional and consulting fees, $423,245 of rent expense, $59,134 of research and development expense, $50,871 of marketing expense, and $550,586 of other general and administrative expenses.

Other Income and Expenses - For the three months ended December 31, 2014 we had other expenses that included interest expense of $1,013,524.  We incurred $686,710 for the gain on derivative of our convertible notes payable significantly due to the conversion to common shares and the decrease in the stock price from $0.0024 as of June 30, 2014 to $0.0001 as of December 31, 2014. This is compared to the three months ended December 31, 2013, in which our other income and expenses included interest expense of $4,683,244 and gain on derivative liability of $3,783,688 includes $18,000 gain on settlement of debt in current period and loss of $0 on modification of debt related to the fair value of the common stocks granted to the debtors who assumed the loan that we have previously written off.

For the six months ended December 31, 2014 we had other expenses that included interest expense of $2,039,981. We incurred $5,748,916 for the gain on derivative of our convertible notes payable. This is compared to the six months ended December 31, 2013, in which our other expenses that included interest expense of $7,291,515. We incurred $5,325,433 for the gain on derivative of our convertible notes payable.

Overall the Company has adjusted the expense to better align with revenue.  The increase in revenue can be attributed to many factors to include the expansion of The Home Depot sales, penetration of the modular industry and the addition of lumber companies such as Builder General. The company secured a line of credit enabling the company’s ability to build an inventory position to service our demand selling finished goods as opposed to coating service only. As the Company continues to push into higher volumes and finished good sales we expect our purchasing power to allow for greater gross margin expansion. It is our expectation to continue to expand our borrowing base, potentially at favorable rates, to allow the company to facilitate increased demand and expansion. The Company continues to manage the overhead to allow for the anticipated volume minimizing costs.

Liquidity and Capital Resources

On December 31, 2014, we had $75,543 cash on hand.  During the six months ended December 31, 2014, net cash used in our operating activities amounted to $478,710, which consisted of $795,900 amortization of debt discount, $5,748,916 gain on derivative liability fair value adjustment significantly due to the conversion to common shares and the decrease in stock price, $1,232,464 of initial interest expense on value of derivative, $38,280 increase in accrued interest, $27,292 stock based compensation, and $20,900 increase in other payable and accrued expenses, and $138,340 in depreciation & amortization expenses.  Net cash used during the same period for our investing activities totaled $28,953, which was used for the purchase of property and equipment.  Cash of $1,081,321 was provided by financing activities during the same period, $975,000 proceeds from issuance of preferred C stock, $100,000 proceeds from issuances of common stock and $180,000 proceeds from short term notes payable, offset by $95,855 repayment of third party convertible notes payable, $17,666 repayment of vehicles loan, and $60,158 repayment of related party notes payable.

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

Material Weaknesses

During the period ended December 31, 2014, we determined that because of the limited personnel, lack of segregation of duties and manual process related to the tracking and valuation of our inventory, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our financial statements.  This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

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

The Company deemed that the internal control over financial reporting for the Company as of December 31, 2014 is not effective.

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

The only litigation during the current period was the case of Trical Construction, Inc. v. Eco Building Products.  The nature of the litigation involved Trical’s claim that it suffered various construction delays and other damages from Eco Building Products in connection with the construction of a 77 unit apartment building.  The matter was ultimately resolved by settlement on August 1, 2014 in the amount of $180,564.50, with payment of $30,000 by Eco Building Products to Trical on that date and scheduled payments of $10,000 each month beginning on November 1, 2014 through February 1, 2016.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

See comments on Note 7, Common Stock Issuances -

During the six months ended December 31, 2014, the Company issued a total of 6,451,922,569 shares of its common stock as follows:

15,000,000 shares were issued for $80,000 of accounts payable, valued at $30,000, the fair value of the shares issued on the date of issuance resulting in a gain of $50,000;

86,000,000 shares were issued for conversion of convertible debt and accrued interest with an aggregate carrying value of $168,024; and

30,000,000 shares were issued for conversion of $30,000 of short term notes payable and accrued interest valued at $12,000 , the fair value of the shares on the date of issuance resulting in a gain of $12,000; and

5,070,922,569 shares were issued for conversion of 10,183 shares of convertible Preferred C stock as described above; and

750,000,000 shares were issued for cash of $100,000; and

500,000,000 shares issued for interest expense and debt discount with an aggregate value of $76,190.

According to the conversion terms described under Note 7 of the Financial Footnotes, investors converted 10,183 shares of Preferred C Stock representing value of $5,070,923 into 5,070,922,569 shares of the Company’s Common Stock.

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

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information.

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

Date: February 19, 2015	By:	/s/ Steve Conboy
Steve Conboy, President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)