Form 10-Q/A
period 2014-12-31
ECO Building Products, Inc.
filed 2015-02-26
CIK 1409885

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

Eco Building Products, Inc.

Contents

Explanatory Note for Amendment 1:
This Amendment #1 to our Quarterly Report only furnishes the XBRL presentation not filed with the previous 10Q filed on February 19, 2015. The only change, revision, or update made to the original filing is a correction to a typographic error on page 8.

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

For all convertible notes described in the following paragraphs and for the options, warrants, and convertible preferred Series C shares described in Note 6, the fair value of the resulting derivative liability was $18,530, 8 17 and $20,504,553 at December 31, 2014 and June 30, 2014 and, respectively.

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

Date: February 25 , 2015	By:	/s/ Steve Conboy
Steve Conboy, President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)