Form 10-Q
period 2015-03-31
ECO Building Products, Inc.
filed 2015-05-22
CIK 1409885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

The number of shares outstanding of each of the issuer's classes of common equity as of May 22, 2015:  562,189,662 shares of common stock post stock-split adjusted.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31	June 30
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,367	$375,066
Accounts receivable, net of allowance for doubtful accounts of $1,607
and $1,607, respectively	115,865	60,965
Inventories, net	345,403	468,411
Prepaid expenses	11,683	8,797
Notes receivable - related party	98,669	98,669
Other current assets	49,918	29,875
Total current assets	625,905	1,041,783

PROPERTY AND EQUIPMENT, net	849,286	869,424

TOTAL ASSETS	$1,475,191	$1,911,207

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,317,620	$1,368,452
Payroll and taxes payable	3,222,820	3,207,637
Accrued interest	105,408	89,412
Other payables and accrued expenses	305,906	335,270
Derivative Liability	51,832,960	20,504,553
Convertible notes payable, net of debt discount	364,254	143,654
Current maturities of notes payable	24,916	6,986
Loans payable - other	676,386	943,850
Loans payable - related parties	405,169	465,327
Total current liabilities	58,255,439	27,065,141

LONG TERM LIABILITIES
Notes payable, less current maturities	75,043	2,703
Total long term liabilities	75,043	2,703

TOTAL LIABILITIES	$58,330,482	$27,067,844

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value, 30,000 shares authorized,
30,000 shares issued and outstanding at March 31, 2015 and June 30, 2014	$30	$30
Preferred stock, Series B, $0.001 par value, 9,250 shares authorized,
-0- shares issued and outstanding at March 31, 2015 and June 30, 2014	-	-
Preferred stock, Series C, $0.001 par value, 120,000 shares authorized,
104,732 and 94,394 shares issued and outstanding at March 31, 2015
and June 30, 2014 respectively	105	94
Preferred stock, Series D, $0.001 par value, 10,000 shares authorized,
-0- shares issued and outstanding at March 31, 2015 and June 30, 2014	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized,
482,771,637 and 160,175,508 shares issued and 484,204,684 and
161,608,555 outstanding at March 31, 2015 and June 30, 2014 respectively	482,772	160,176
Treasury Stock	(1,434)	(1,434)
Declared Dividends	343,581	140,498
Additional paid-in capital	52,409,364	49,520,385
Accumulated deficit	(110,089,709)	(74,976,386)
Total stockholders' deficit	(56,855,290)	(25,156,637)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,475,191	$1,911,207

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	3 months ended Mar 31,		9 months ended Mar 31,
	2015	2014	2015	2014
REVENUE
Product sale	$594,095	$270,476	$2,247,210	$989,873
Labor sale	-	15,044	-	20,322

TOTAL REVENUE	594,095	285,520	2,247,210	1,010,195

COST OF SALES
Cost of sales - Product	386,061	222,079	1,727,215	742,523
Cost of sales - Labor	-	-	-	2,325

TOTAL COST OF SALES	386,061	222,079	1,727,215	744,848

GROSS PROFIT	208,034	63,441	519,996	265,347

OPERATING EXPENSES
Research and development	13,130	19,857	52,946	78,991
Marketing	8,754	14,538	57,021	65,409
Compensation and related expenses	387,655	1,589,364	1,471,984	2,796,727
Rent - facilities	201,699	192,284	642,168	615,529
Professional and consulting fees	42,553	177,570	433,385	443,779
Other general and administrative expenses	285,162	484,983	940,869	1,035,569

Total operating expenses	938,952	2,478,596	3,598,373	5,036,004

LOSS FROM OPERATIONS	(730,919)	(2,415,155)	(3,078,377)	(4,770,657)

OTHER INCOME (EXPENSE)
Interest expense	(207,109)	(1,984,863)	(2,280,676)	(9,271,378)
Loss on derivative liability	(33,302,143)	(27,039,713)	(27,553,227)	(21,714,280)
Gain on settlement of debt	-	-	88,985	-
Loss on extinguishment of debt	-	-	(228,607)	-
Derivative expense	-	-	(2,061,420)	-

Total other expense	(33,509,252)	(29,024,576)	(32,034,945)	(30,985,658)

LOSS BEFORE PROVISION FOR INCOME TAXES	(34,240,171)	(31,439,731)	(35,113,322)	(35,756,315)
	-	-	-	-

NET LOSS	$(34,240,170)	$(31,439,731)	$(35,113,322)	$(35,756,315)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.07)	$(0.33)	$(0.11)	$(0.68)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic -	482,771,636	95,033,695	325,594,966	52,874,470
Diluted -	482,771,636	95,033,695	325,594,966	52,874,470

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
	9 months ended Mar 31,
Cash flows from operating activities	2015	2014
Net Loss	$(35,113,323)	$(35,756,315)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization expense	159,426	146,922
Amortization of debt discount	1,054,961	4,101,238
Initial interest expense on value of derivative (excess)	2,149,304	5,074,247
Derivative expense	1,232,464	-
Stock Based Compensation	27,292	200,030
Common Stock issuance for services	-	143,516
Shares reissued to officers from treasury	-	353,093
Loss on derivative liability fair value adjustment	27,553,227	21,714,280
Loss on extinguishment of Convertible Notes and Accounts Payable	228,607	-
Gain on settlement of notes payable	(88,985)	-
Expense paid on behalf of the Company	1,239,324	77,861
Assignment of accounts receivable to note payable holder	(541,576)	-
Changes in assets and liabilities:
Accounts receivable	(54,900)	(134,864)
Inventory	123,008	(120,705)
Prepaid expenses	(18,038)	(26,500)
Accounts payable	583,240	149,752
Payroll and taxes payable	15,183	(109,757)
Deferred Revenue	-	(121,122)
Other payable and accrued expenses	(29,364)	454,693
Accrued interest	47,815	1,215,578
Net cash used by operating activities	(1,432,335)	(2,638,053)

Cash flows from investing activities
Purchase of property and equipment	(34,004)	(52,437)
Notes receivable payments	-	(36,027)
Net cash used by investing activities	(34,004)	(88,464)

Cash flows from financing activities
Payments on related party notes	(60,158)	(78,980)
Proceeds from short term notes payable	200,000	500,000
Proceeds from convertible notes payable	-	968,125
Proceeds from issuance of common stock	100,000	610,000
Proceeds from related party line of credit advances	-	90,000
Proceeds from Series C Preferred Stock	975,000	675,000
Payments on convertible notes payable	(104,188)	(16,000)
Payments on notes payable - vehicles loan	(15,014)	(11,327)
Net cash provided by financing activities	1,095,640	2,736,818

Net change in cash and cash equivalent	(370,699)	10,301
Cash and cash equivalent at the beginning of year	375,066	38,719

Cash and cash equivalent at the end of year	$4,367	$49,020

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$8,333	7,812.00

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for conversion of notes payable	$168,024	$-
Common shares issued for settlement of investor loans	$12,000	$-
Common shares issued for settlement of Accounts Payable	$57,513	$-
Preferred shares issued for extinguishment of convertible notes payable & A/P	$2,154,426	$-
Common shares issued for conversion of Series C Preferred Stock	$1,951,241	$-
Convertible notes issued for assumption of notes payable	$410,000	$-
Purchase of property & equipment with loans payable	$105,284	$-
Declared dividends	$203,083	$-
Debt Discount	$1,144,731	$-
Common Shares issued for interest expense	$76,190	$-
OID	$59,454	$-

See accompanying notes to condensed consolidated financial statements

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) March 31, 2015

1.   Organization and Basis of Presentation

Basis of Presentation
The accompanying condensed consolidated financial statements as of March 31, 2015, and for the three and nine months ended March 31, 2015 and 2014 have been prepared by Eco Building Products, Inc (or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at March 31, 2015 has been derived from the unaudited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $110,089,709 , recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current operational expenses of approximately two hundred thousand dollars a month is required to continue to operate. This is achieved either through profit from sales; or by management seeking additional financing through the sale of its common/preferred stock, and/or through private placements. The minimum operational expenses must be met in order to relive the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or that we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

2.   Summary of Significant Accounting Policies

 Loss Per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potential common shares at March 31, 2015 from preferred C shares convertible into 9.7 billion post-split (193.9 billion pre-split) shares of common stock, and convertible notes convertible into 712.6 million post-split (14.3 billion pre-split) shares of common stock, (March 31, 2014 – 6.7 billion pre-split). Accordingly, total common share equivalents of 10.4 billion were excluded in the computation of diluted net loss per share for the three and nine months ended March 31, 2015, because the effect would be anti-dilutive.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) March 31, 2015

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

Recent Accounting Pronouncements

Management has determined that no new accounting pronouncements during the period that would affect the condensed consolidated financial statements.

3.   Balance Sheet details

As of March 31, 2015, inventories consisted of the following:

Chemicals	$114,869
Lumber	$257,298
Eco World Clothing	$20,500
Gross Inventory	$392,667

All of the Company’s inventories are pledged as collateral for the Company’s Senior Secured Notes (see Note 4). In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated and untreated lumber. The chemicals and lumber are allowed for in the amount of $47,264 reserve for obsolete inventory leaving a balance of $345,403.

Property and Equipment
Property and equipment is stated at cost.  Property and equipment-related expenditures for items with useful lives exceeding one year and major renewals and improvements are recorded as assets, while replacements and maintenance and repairs that do not improve or extend the lives of the respective assets are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.  Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets, ranging from (3) to seven (7) years.  Leasehold improvements are depreciated over their useful life or the term of the related lease, whichever is shorter.  Depreciation expense is not recorded on idle property and equipment until such time as it is placed into service. During the period, the Company recorded property and equipment of $109,633 of which $105,284 was financed by the Company as an Auto Note Payable (see Note 4). Depreciation expense for the nine months ending March 31, 2015 was $164,708.

Accrued Liabilities

As of March 31, 2015, the Company owed $1,451,637 in past due payroll taxes and accrued penalties. The Company has filed the necessary payroll tax reports with the impacted taxing authorities and is currently on a periodic payment plan. This amount is recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at March 31, 2015, the Company owed $157,995 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.  This amount is recorded in other payables and accrued expenses on the accompanying consolidated balance sheet.

Derivative Liabilities:

During the nine months ended March 31, 2015, the Company issued additional convertible notes payable amounts and convertible preferred stock that can be converted to common stock in connection with raising equity and debt financing. As of March 31, 2015, the Company’s number of potential common shares plus the number of actual common shares outstanding (“Committed Shares”) exceeded the number of common shares authorized and available to issue in accordance with ASC 815-40-19 “Contracts in Entity’s Own Equity”. The number of outstanding common shares plus the potential common share liability has exceeded the amount of authorized shares, therefore the Company has to employ ASC 815-40-19 (“ASC 815”) to value common share equivalents potentially issuable to settle conversions of convertible notes, convertible preferred shares and exercise of warrants and options.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) March 31, 2015

The Company values its derivative financial instruments, consisting primarily of embedded conversion features for convertible debt, convertible preferred stock, stock options and warrants, at issuance at fair value and revalues its derivative financial instruments at the end of each reporting period or in the case of any conversion or modification of terms, at the date of any such modification or conversion.  Any change in fair value is charged to earnings of the period where the derivative financial instrument is modified or converted. The fair value of these derivative financial instruments was determined using the Black-Scholes option pricing model The ranges of inputs (or assumptions) the Company used to value the derivative liabilities at respective issuances, conversion or exercise dates, and at period end during the period ended March 31, 2015 were as follows:

(1) dividend yield of 0%
(2) expected daily volatility of 16.94% to 20.29%
(3) risk-free interest rate of 0.76% 1.09%
(4) expected life of 0.5 days to 3 years, and
(5) estimated fair value of the Company’s common stock of $0.002 to $0.046 per share.

For the nine months ended March 31, 2015, the Company received $975,000 (for cash) and was forgiven liabilities amounting to $1,077,213 (for settlement of convertible notes and accounts payable) for issuing 20,521 convertible preferred series C shares (“Preferred C Shares”) with a stated value of $100 per share (as further described below in Note 7) and recorded an increase of derivative liabilities in the amount of $3,762,917 for the conversion features included therein. The Preferred C shares are convertible into the Company’s common shares, at the holder’s option, at conversion prices equal to 60% of the lowest VWAP closing price for the previous 30 days. The Company also issued one convertible note of $758,204 (net of conversions, settlements, and cash payment) and 20,000,000 post-split (400,000,000 pre-split) warrants during the period for which $2,270,265 of additional derivative liabilities were recorded.

For all convertible notes described in the following paragraphs and for the options, warrants, and convertible preferred Series C shares described in Note 7, the fair value of the resulting derivative liability was $51,832,960 and $20,504,553 at March 31, 2015 and June 30, 2014, respectively.

A reconciliation of the derivative liabilities from June 30, 2014 to March 31, 2015 is:

Derivative Liabilities
Balance as of June 30, 2014	20,504,553
Additions related to embedded conversion features of Warrants, Preferred Series C, Convertible Notes and Stock Options issued	6,605,994
Decrease from extinguishment of convertible note for Preferred C shares	(781,319)
Conversion of convertible debt and Preferred Series C to common stock	(2,049,495)
Gain on decrease in value of derivative liabilities	(27,553,227)
Balance as of March 31, 2015	$51,832,960

4.   Notes Payable

The following table summarizes the notes payable as of March 31, 2015.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) March 31, 2015

Description	Short term	Long term

Convertible notes	$724,185	$—
Auto notes payable	24,916	75,043
Loan payable - related party	405,169	---
Loans payable - other	676,386	—
Total notes payable	$1,830,656	$75,043
Discount to notes payable	(359,000)	-
Notes payable, net	1,471,656	75,043

Convertible notes

Inventory Note Payable - $833,333

On September 16, 2014, the Company entered into a Securities Purchase Agreement with Dominion Capital, LLC, whereby Dominion agreed to fund the Company with an aggregate of up to $750,000 in Subscription Amount corresponding to an aggregate of up to $833,333 in the form of a 10% Original Issue Discount Senior Secured Convertible Promissory Note due September 16, 2015 and a Common Stock Purchase Warrant for up to 20,000,000 (400,000,000 pre-split) shares. This funding will be used exclusively to purchase lumber and chemicals and is to be dispersed from an escrow account. On September 29, 2014, Dominion transferred and assigned the Note and the Warrant to M2B Funding Corporation. The Note has a fixed conversion price of $0.01 subject to certain adjustments. The Company will repay the Note in monthly installments, with the final payment due on October 16, 2015.  The Company plans on using the receivables from the sale of lumber and chemicals to comply with the terms of the repayment schedule. In the event of default, the Note is subject to an increase in the interest rate to eighteen percent (18%) per annum. In accordance with the Agreement, the Company issued a Common stock Purchase Warrant, allowing M2B Funding Corporation the right to purchase up to 400,000,000 pre-split 20,000,000 post-split shares of Common Stock on September 16, 2015 and expiring on September 16, 2019.  The exercise price per share of the Common Stock under this Warrant shall be $0.001 pre-split 0.02 post-split subject to certain adjustments.  The Warrant may be exercised in whole or in part, at such time by means of a cashless exercise.  The Common Shares cannot be sold and or assigned for a period of one year from the original Warrant issue date. The Company drew $734,731 and paid $50,000 during the period and recorded a discount of $734,731, of which $374,800 was amortized at the period end representing the fair value of the warrant issued.

Loan Payable – Other

Auto Notes Payable
The Company entered in an auto loan agreement on November 7, 2011 to purchase a vehicle. The remaining principal amount of the loan is $4,862. The loan is due on October 7, 2015. The Company is currently paying $690 auto payment per month.

The Company entered in an auto loan agreement on July 21, 2014 to purchase a vehicle. The original principal amount of the loan is $95,097. The loan is due on November 13, 2019. The Company is currently paying $1,671 auto payment per month. Future short term minimum payments due of $20,054 and future long term minimum payments of approximately $78,385 from fiscal years 2016 through 2020.

Secured Promissory Note - $44,500
At June 30, 2012, the Company was indebted for $44,500 for amounts received in prior years for operating expenses in exchange for a secured promissory note from a third party entered into during 2010. This amount is due on demand and non-interest bearing.

Inventory Note Payable - $500,000
On February 14, 2014 the Company entered into a Note agreement for $500,000 for the purpose of purchasing inventory.  The note is secured by the Company’s inventory and is to be repaid out of the proceeds of the subsequent inventory sales.  The note was due May 14, 2014 and was extended until March 31, 2015.  The Note carries minimum interest of $45,000 for the initial term and an additional $45,000 of interest for the extension of the due date.  During the period ended March 31, 2015, no amount was repaid resulting in a principal balance due of $85,911 as of March 31, 2015.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) March 31, 2015

Inventory Note Payable – up to $1,200,000
On July 18, 2014, the Company signed a Secured Revolving Promissory Note for up to One Million Two Hundred Thousand Dollars ($1,200,000) with an investor to facilitate purchase of inventory for orders from the Company’s material customer. The note is secured by the inventory. Repayment of the note is facilitated by the assignment of the accounts receivable directly from the Company’s material customer to the investor. The initial term of the note is for six months with an option to extend for an additional six month period. The note will bear an 18% interest rate per annum with a maximum default interest of 24% per annum. Within three (3) Business Days after the date of this Note, the Company shall deliver to Payee a Warrant, in a form acceptable to Payee, exercisable for 18,000,000 shares of the Company’s Common Stock at a price per share equal to the closing price of the Common Stock on the trading day prior to the date of such Warrant. Upon receipt of such Warrant, Payee shall execute a 12-month lock-up agreement in customary form and reasonably acceptable to Payee, currently no warrant or lock up agreements have been issued or executed. During the nine months ended March 31, 2015 the Company drew $504,593 in payments made on behalf of the Company to its suppliers and the Company’s customers repaid $321,137 during the nine months ended March 31, 2015.  The balance of the note as of March 31, 2015 is $ 183,456. This note has not been renewed at the six month anniversary.

Note Payable - $150,000
On April 11, 2014, the Company entered into a Note agreement for $250,000 for the purpose of funding operations and for general working capital.  The Company made a partial draw-down of the Note for $150,000.  The Note carries minimum interest of $22,500 and the note was due July 1, 2014 and was extended until March 31, 2015.

Note Payable - $100,000
On November 12, 2014, the Company entered into, with a private investor, a Promissory Note for $100,000 with an OID of $20,000 for net proceeds to the Company of $80,000 for the purpose of funding operations and for general working capital.  In addition the Company issued 250,000,000 pre-split restricted common shares. The note is due on May 15, 2015.

Note Payable - $100,000
On November 19, 2014, the Company entered into, with a private investor, a Promissory Note for $100,000 with annual interest of 6% for the purpose of funding operations and for general working capital.  In addition the Company issued 250,000,000 restricted common shares. The note is due on February 19, 2015. As of May 18, 2015 the Company has extended the note to August 21, 2015 with the agreement to issue, prior to the new maturity date, an additional 25,000,000 common shares post-split adjusted.

Note Payable - $20,000
On January 16, 2015, the Company entered into, with a private investor, a Promissory Note for $20,000 with annual interest of 6% for the purpose of funding operations and for general working capital.  The note is due on April 17, 2015.

Note Payable - $20,000
On March 25, 2015, the Company entered into, with a private investor, a Promissory Note for $20,000 with annual interest of 6% for the purpose of funding operations and for general working capital.  The note is due on April 24, 2015

Loan Payable – Related Party

5.   Related Party Transactions

Prior to March 31, 2015, the Company entered into a non-interest bearing note payable due on demand to its Chief Executive Officer who is also a Director and significant shareholder.  During the nine months ending March 31, 2015, the Company paid $60,158, leaving a balance of $320,169 at March 31, 2015.

During the three months ended March 31, 2015, the Company had a 6% interest bearing note payable due to its Chief Technical Officer due on November 2, 2013.  In the event of default, the note is subject to an increase in the interest rate to 10% per annual in default.  During the nine months ended March 31, 2015, the Company made no payments under these notes, leaving a balance of $85,000 with $12,765 accrued interest at March 31, 2015.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) March 31, 2015

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

7.   Stockholders' Deficit

Preferred Stock
The Company is authorized to issue 500,000,000 shares of redeemable convertible preferred stock with a par value of $0.001 per share. As of March 31, 2015 the Company has issued four series of Preferred Stock:

Series A Preferred Stock:
On January 27, 2014 the Board of Directors authorized 30,000 shares of Series A Preferred Stock with a par value of $0.001.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) March 31, 2015

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

On January 27, 2014 the Board of Directors issued Steve Conboy, the Company’s Chief Executive Officer, 11,000 shares of Class A Preferred Stock. On February 26, 2014 the Board of Directors issued Steve Conboy an additional 19,000 shares of Preferred Series A stock. The Voting Control Valuation of the Securities at issuance were valued at $1,221,000 based upon the industry control premiums and the Company’s market cap at the time of the transaction, which has been recorded as compensation expense during the year ended June 30, 2014. No further issuances during the period ended March 31, 2015.

Series B 12% Convertible Preferred Stock:
$925,000 Series B Preferred Stock Financing

During the year ended June 30, 2014, the Company issued a total of 9,250 shares of Preferred B stock

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

On June 3, 2014, all 9,250 shares of the Preferred B Stock was converted into an equal number of shares of the Company’s Series C Convertible Preferred Stock.  There were no Preferred B Stock outstanding or issued as of and for the period ending March 31, 2015.

Series C 12% Convertible Preferred Stock:
On May 30, 2014, the Company authorized 120,000 shares of a newly-created Series C 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred C Stock”).

The terms of the Preferred C Stock are as follows:
●	The Preferred C Stock shall have no voting rights.
●	The Preferred C Stock is convertible at any time at 60% of the lowest VWAP of the 30 days leading up to conversion multiplied by the stated value of $100.
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

●	The Preferred C Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

The following table provides the activity of the Company’s Preferred C stock for the nine months ended March 31, 2015.

Balance as of June 30, 2014,	94,394

Preferred C Stock issued for cash	9,750
Preferred C Stock issued for debt assumption	10,771

Preferred C Stock converted into Common Stock	(10,183)

Balance as of March 31, 2015	104,732

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) March 31, 2015

Preferred C Stock converted to Common Stock
During the nine months ended March 31, 2015, according to the conversion terms described above, the investors converted 10,183 shares of Preferred C Stock representing value of $1,951,231 into 253,546,129 post-split shares of the Company’s Common Stock.

Preferred C Stock issued for cash
During the nine months ended March 31, 2015, the investors purchased 9,750 shares of Preferred C Stock for $975,000 of cash.

Preferred C Stock issued for debt assumption
During the nine months ended March 31, 2015, at total of 10,771 shares of Preferred C Stock were issued to investors for debt assumption.  In exchange for 4,941 of these shares, $494,172 of accounts payable was assumed by one investor. Additionally, in exchange for the remaining 5,830 shares, a convertible note with a balance of $590,428 owed to another investor was forgiven.

Preferred C Stock, have been valued similar to the convertible notes, comprising a part of the derivative liability which is calculated using the Black-Scholes option pricing model. The range of inputs (or assumptions) the Company used to value the derivative liabilities at date of issuances, conversion dates, and at March 31, 2015 and June 30, 2014 (See Note 3).

The Company has accrued $343,581 in preferred stock dividends as of March 31, 2015. These dividends accrued at 18% due to the fact that the Company did not have sufficient authorized and unissued shares available to settle all Preferred C Stock outstanding on an “if-converted” basis.

Series D 12% Convertible Preferred Stock:
On March 31, 2015, the Company authorized 10,000 shares of a newly-created Series D 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred D Stock”).

The terms of the Preferred D Stock are as follows:
●	The Preferred D Stock shall have no voting rights.
●	The Preferred D Stock is convertible at any time at 60% of the lowest VWAP of the 25 days leading up to conversion multiplied by the stated value of $100.
●
The Preferred D Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year.  Any dividends, whether paid in cash or shares of Common Stock, that not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding.

●	The Preferred D Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

Common Stock

On March 20, 2015 the Company effectuated a 1 for 20 reverse split of the common stock as ratified by the investors and filed with the secretary of state.

Common Stock Issuances

During the nine months ended March 31, 2015, the Company issued a total of 322,596,129 (post-reverse split) shares of its common stock as follows:

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) March 31, 2015

Treasury Stock

The Company held 1,433,047 shares of common stock as treasury stock as of June 30, 2014.  There was no change in treasury stock during the nine months ended March 31, 2015.

Options

In December 2013, the Company granted options to its President to purchase 1,200,000 shares of its common stock and options to its Chief Technical Officer to purchase 800,000 shares of its common stock. The 2,000,000 options have an exercise price of $0.10 per share and expire in 5 years.

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

The options were valued at $37,852 using the Black-Scholes Option Model with a risk free interest of 1.37%, volatility of 149%, and trading price of $0.001 per share. The $38,248 is being charged to operations over their two year vesting period.  Compensation charged to operation for the nine months ended March 31, 2015 and 2014 on these options amounted to $27,292 and $0, respectively,

The following is a schedule of options outstanding as of March 31, 2015:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance, June 30, 2014	28,200,000	$0.01	4.45 Years	$-
Options granted	-	-		-
Options cancellation/expired	(25,000,000)	.00	-	-
Balance, March 31, 2015	3,200,000	$0.01	2.75 Years	$-

As of March 31, 2015, 2,200,000 of the 3,200,000 options were fully vested.  Compensation expense of $1,385 remaining, will be recognized over the remaining vesting period.

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) March 31, 2015

Warrants

In September 2014, the Company issued a Common stock Purchase Warrant in conjunction with the $833,333 Inventory Note payable to M2B Funding Corporation.  The Warrant provides M2B Funding the right to purchase up to 400,000,000 (pre-split) 20,000,000 (post-split) shares of Common Stock at an exercise price per share of $0.001 pre-split ($0.02 post-split). Any Common Shares acquired by exercise of this warrant cannot be sold and or assigned for a period of one year from the original Warrant issue date of September 16, 2015.  The Warrant expires on September 15, 2019.  For the period ended March 31, 2015, the Company a derivative liability of $99,345 representing the fair value input disclosed in note 3. The weighted average exercise price of $0.001 and the average remaining life is 4.46 years.

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

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) March 31, 2015

9.   Subsequent Events

From April 3, 2015 to May 8, 2015 the Company issued 4,200 series D preferred shares to investors for a total of $420,000 in gross proceeds.

On April 2, 2015, an investor loaned the company $60,000 on a secured promissory note with a 6% per annum interest rate and a 30 day maturity date.  Default interest of an additional 10% will be added upon such event.

From April 10, 2015 to April 23, 2015, according to the conversion terms of the series C preferred shares, the investors converted 542 shares of Preferred C Stock representing value of $54,191 into 75,552,622 shares of the Company’s Common Stock.

On May 1, 2015, Eco Building Products, Inc. (the “Company”) received a letter from The Home Depot, Inc. (“Home Depot”) that the Amendment #2 to The Home Depot Supplier Buying Agreement, dated as of February 10, 2014 (the “Agreement”) was terminated. The Company believes that the termination of the Agreement is amicable and in line with its current business strategy, which is to focus on Coating Service Only (“CSO”) opportunities affording higher profit margins without the cash burden to perform lumber purchasing and trading.  We hope our protected lumber ends up in Home Depot again in the future through one of the lumber traders or producers whose lumber we perform CSO.

On May 4, 2015 an investor holding a convertible note, according to the terms of the note, converted $6,358 into 5,298,450 shares of the Company’s Common Stock.

On May 18, 2015 the Company has extended a note Payable for $100,000 to August 21, 2015 with the agreement to issue, prior to the new maturity date, an additional 25,000,000 common shares post-split adjusted per the terms of the agreement.

On May 18, 2015 the Company has extended a note Payable for $20,000 to July 17, 2015 with the agreement to issue, prior to the new maturity date, 2,500,000 shares as originally agreed for OID and an additional 2,500,000 common shares post-split adjusted per terms of the agreement.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine months ended March 31, 2015 included in this report and our audited consolidated financial statements and related notes for the year ended June 30, 2014 included in our Annual Report on Form 10-K filed on October 14, 2014 with the Securities and Exchange Commission.

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

Overview

Eco Building Products, Inc., or "ECOB", has developed a line of eco-friendly protective wood coatings, Eco Red ShieldTM and Eco Armor PaintTM, which extend the lifecycle of framing lumber and other wood products used in the construction of single-family homes and multi-story buildings.  The Company is now well positioned in the national supply chain as a Coating Service Only (“CSO”) wood treatment Company for anyone that is buying, trading or producing lumber that wants to provide a warranty against ailments such as Mold, Wood-Rot Decay, Termites and Fire.Eco Building Products wood coatings are topically applied to a wide range of lumber products providing protection from mold, mildew, fungus, decay, wood rot, wood ingesting insects, including Formosan termites. Eco Red Shield™ also serves as a fire inhibitor, significantly increasing treated lumber’s resistance to fire, by way of decreasing the smoke (fire gases) index, slowing ignition time and flame spread. When we add our Eco Armor PaintTM over our Eco Red ShieldTM coating, it provides the ultimate protection against lumber breakdown caused by  UV and moisture, and makes handling protected lumber even safer.

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

The Eco Building Products’ line includes dimensional lumber, wall and floor structural panels, I-joists, GluLam Beams, LVL beams, truss lumber and all exterior fascia and trim. These products are currently coated at the Company’s core production facilities, and can be applied at the mill or distributor, with our proprietary formula and coating machines under the governance of ECOB’s extensive quality control program, which is audited by QAI Laboratories, an independent third-party testing, inspection and certification organization which serves industries worldwide.

By supporting and providing value added lumber protection direct from our facilities to all distributors and manufacturer, ECOB can create a compelling value package. This package is offered to builders via direct-to-builder sales or retail “pull-through” sales, and provides the protection of ECOB coatings at a price that compares favorably to raw, untreated wood. Eco Red Shield coated lumber can now be sourced almost anywhere in the USA and can come with a 10 year limited warranty.

The Company has been finding more niche business channel sales such as Jacuzzi® with our two part process of adding our Eco Armor Paint over the top of Eco Red Shield protection. Eco Building Products continues to support this business opportunity by providing superior finished goods complete with ECOB’s coatings technology and Eco Armor Paint. Our California based company is always looking to lead the world in innovation as for this reason Jacuzzi selected ECOB as the advanced framing lumber technology for the fabrication of their inner structure.

On or around March 30, 2015 the Company exited the current Salem, Oregon. and Colton, California facilities moving the operations to a new location in Tacoma, Washington. This new facility is approximately 40,000 square feet located on a twenty car rail spur and the Sea Port of Tacoma. This newly expanded facility is strategically located in the middle of many wood producers offering the Company the ability to reduce logistic costs and scale production capacity to service the Western and the Northeastern regions. The Company is planning to continue Coating Service Only operations, affording much higher margins, for all lumber traders and producers searching for our advanced protection and 10 year limited warranty that untreated lumber does not offer.  The Company will continue the Jacuzzi Eco Armor Paint production in the Tacoma facility.

During this past quarter the Company has worked very hard to reduce expenses and consolidate operations.  This is evident with the consolidation of our manufacturing facilities.  In addition the Company has subleased the majority of the Vista, California location reducing our monthly overhead by approximately 60%.  The Company has now exited the Truss operations and facility to allow the Company to focus on core manufacturing operations with the goal to ramp production capacity for Coating Service Only (CSO) working with strategic channel partners for supply of the lumber and market distribution of treated products. This restructuring plan allows the Company to maximize logistics, reduce overhead and increase selling prices and margins resulting in a positive impact to our bottom line.

In the execution of the Company’s CSO business plan, we are offering a 10 year limited warranty for all lumber producers that are experiencing mold growth backed by an eleven million dollar ($11 million) product liability policy. Eco Red Shield technology was developed to provide protection for the entire super structure of wood framed construction not typically employed by the traditional wood treatment process and offering builders a warranty and protection from mold litigation. The Company’s belief in full framing protection is now gaining more acceptance with the current news on formaldehyde emissions and how Eco Red Shield coating reduces natural formaldehyde emissions on raw lumber. It is now time for Eco Building Products to capitalize on the opportunity in which we have fought so hard and successfully created.

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

Fair Value Policy

Management believes there have been no significant changes during the nine months ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2015 Annual Report on Form 10-K.

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

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current operational expenses of approximately two hundred thousand dollars a month is required to continue to operate. This is achieved either through profit from sales; or by management seeking additional financing through the sale of its common stock, and/or through private placements; the minimum operational expenses must be met in order to relive the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. We expect the Company will continue to gain market share having an inventory of finished goods ready for immediate sales resulting in a continued trend towards profitability. The Company has focused primarily on the direct sales of finished goods (Home Depot), coating services and chemical sales to affiliates. Since the amicable termination of the Amendment No. 2 to The Home Depot Supplier Buying Agreement, dated February 10, 2014 the Company will continue to focus on Coating Service Only (CSO) to our other suppliers and will continue to expand to include additional wholesale lumber sales to other lumber yards within various regions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Financial Condition and Results of Operations

Results of Operations for the Three and Nine Months Ended March 31, 2015 as Compared to the Three and Nine Months Ended March 31, 2014

Revenues and Cost of Sales - For the three months ended March 31, 2015, we had total revenues of $594,095 from product sales, as compared to $270,476 in revenues of product and labor sales for three month period ended March 31, 2014.  The increase in revenue is mainly attributed to the ability to utilize the credit facility to increase inventory positions and the expansion of The Home Depot stocking stores which subsequently has now changed due to the amicable separation in our business relationship. Sales have been increasing week over week with our retail partner as a contributing factor and trend indicator.  Our gross margin for the three months ended March 31, 2015 was $208,034 . This is compared to gross margin for the three months ended March 31, 2014 of $63,441.

For the nine months ended March 31, 2015, we had total revenues of $2,247,210 from product sales, as compared to 989,873 in revenues from product and labor sales for nine month period ended March 31, 2014. Our gross margin for the nine months ended March 31, 2015 was $519,995. This is compared to our gross margin for the nine months ended March 31, 2014 of $265,347. The Company has experienced $0.00 in labor sales for the period.

Operating Expenses - For the three months ended March 31, 2015, our total operating expenses were $938,952.  This is compared to $2,478,596 for the three months period ended March 31, 2014. Included in our operating expenses for the three months ended March 31, 2015 were compensation and related costs of $387,655. Professional fees included in our operating expenses for the three months ended March 31, 2015 amounted to $42,553.  Other significant operating costs we incurred during the three months ended March 31, 2015 included rent of $201,699, marketing of $8,754, research and development of $13,130, and other general and administrative costs of $285,162. Our operating expenses for the three months ended March 31, 2014 consisted of $1,589,364 of compensation and related costs, $177,570 of professional and consulting fees, $192,284 of rent expense, $19,857 of research and development expense, $14,538 of marketing expense, and $484,983 other general and administrative expenses. The significant reduction in expenses year over year can be attributed to the changes in the business model and can be attributed to the divestment of labor services, factory consolidation and managements desire to better align expenses with income.

For the nine months ended March 31, 2015, our total operating expenses were $3,598,373. This is compared to $5,036,004 for the nine month period ended March 31, 2014. Included in our operating expenses for the nine months ended March 31, 2015 were compensation and related costs of $1,471,984. Professional fees included in our operating expenses for the nine months ended March 31, 2015 amounted to $433,385. Other significant operating costs we incurred during the nine months ended March 31, 2015 included rent of $642,168, marketing of $57,021, research and development of $52,946, and other general and administrative costs of $940,869. Our operating expenses for the nine months ended March 31, 2014 consisted of $2,796,727 of compensation and related costs, $443,779 of professional and consulting fees, $615,529 of rent expense, $78,991 of research and development expense, $65,409 of marketing expense, and $1,035,569 of other general and administrative expenses. The significant reduction in expenses year over year can be attributed to the changes in the business model and can be attributed to the divestment of labor services, factory consolidation and managements desire to better align expenses with income.

Other Income and Expenses - For the three months ended March 31, 2015, we had other expenses that included interest expense of $207,109.  We incurred $33,302,143 for the loss on derivative of our convertible notes payable, significantly due to the conversion to common shares and the decrease in the stock price from $0.0024 as of June 30, 2015 to $0.0001 as of March 31, 2015. This is compared to the three months ended March 31, 2014, in which our other income and expenses included interest expense of $1,984,863 and loss on derivative liability of $27,039,713.

For the nine months ended March 31, 2015 we had other expenses that included interest expense of $2,280,676. We incurred $27,553,227 for the loss on derivative of our convertible notes payable. This is compared to the nine months ended March 31, 2014, in which our other expenses that included interest expense of $9,271,378. We incurred $21,714,280 for the loss on derivative of our convertible notes payable.

Overall, the Company has significantly adjusted expenses to better align with revenue.  The increase in revenue can be attributed to many factors to include the expansion of The Home Depot stores (subsequently terminated see note 9), penetration of the modular industry and the addition of lumber companies such as Builder General, Speonk Lumber, etc.  The Company has expanded our relationship with Sherwood Lumber one of the industry premiere wholesalers allowing us to focus on the Coating Service Only (CSO) model providing a higher margin proposition. Albeit typically this period is considered the off market time due to the winter season and the muted construction during this time of the year.  The Company continues to push into higher volumes and more CSO sales which we expect gross sales dollars to decrease however affording greater gross margin expansion. The Company continues to manage the overhead to allow for the anticipated volume minimizing costs.

Liquidity and Capital Resources

On March 31, 2015, we had $4,368 cash on hand.  During the nine months ended March 31, 2015, net cash used in our operating activities amounted to $1,432,335, which consisted of $1,054,961 amortization of debt discount, $27,553,227 loss on derivative liability fair value adjustment significantly due to the conversion to common shares and the increase in stock price, $2,149,304 of initial interest expense on value of derivative, $47,815 increase in accrued interest, $27,292 stock based compensation, and $(29,364) decrease in other payable and accrued expenses, and $159,426 in depreciation & amortization expenses.  Net cash used during the same period for our investing activities totaled $34,004, which was used for the purchase of property and equipment.  Cash of $1,095,640 was provided by financing activities during the same period, $975,000 proceeds from issuance of preferred C stock, $100,000 proceeds from issuances of common stock and $200,000 proceeds from short term notes payable, offset by $104,188 repayment of third party convertible notes payable, $15,014 repayment of vehicles loan, and $60,158 repayment of related party notes payable.

If current and projected revenue growth does not meet management estimates or alternative business such as the move away from The Home Depot and increase in our CSO business and/or proceeds received from future financing are insufficient, we may choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, we do not have any commitments or assurances for additional capital, nor can we provide assurance that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations.

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

Item 4.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2014 and all interim subsequent periods. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and our principal financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms to allow timely decisions regarding required disclosure.  The material weakness and significant deficiency identified by our management as of June 30, 2014 and all interim subsequent periods relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

Material Weaknesses

During the period ended March 31, 2015, we determined that because of the limited personnel, lack of segregation of duties, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our financial statements.  This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

The Company expects to take the following steps to remedy these weaknesses:

1.	Hire a Principle Financial Officer to solely act in the capacity of CFO and relieve the current duties as performed by the Principle Executive Officer.

The Company expects to remediate these weaknesses prior to the completion of the quarter ended June 30, 2015.

The Company deemed that the internal control over financial reporting for the Company as of March 31, 2015 is not effective.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

See comments on Note 7, Common Stock Issuances -

During the three months ended March 31, 2015, the Company issued no common stock.

During the nine months ended March 31, 2015, the Company issued a total of 322,596,129 (post reverse split) shares of its common stock as follows:

According to the conversion terms described under Note 7 of the Financial Footnotes, investors converted 509 shares of Preferred C Stock representing value of $253,546 into 253,546,129 (post reverse split) shares of the Company’s Common Stock.

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

Date: May 22, 2015	By:	/s/ Steve Conboy
Steve Conboy, President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)