Form 10-Q/A
period 2015-03-31
ECO Building Products, Inc.
filed 2015-06-03
CIK 1409885

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

The number of shares outstanding of each of the issuer's classes of common equity as of June 2 , 2015:   562,285,628 shares of common stock post stock-split adjusted.

Explanatory Note for Amendment #1:
This Amendment #1 to our Quarterly Report furnishes the XBRL presentation not filed with the previous 10Q filed on May 22, 2015. In addition, a rounding error correction was made on the Statement of Operations, and minor revisions were made to Notes 1 and 7.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Mar 31	June 30
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,367	$375,066
Accounts receivable, net of allowance for doubtful accounts of $1,607
and $1,607, respectively	115,865	60,965
Inventories, net	345,403	468,411
Prepaid expenses	11,683	8,797
Notes receivable - related party	98,669	98,669
Other current assets	49,918	29,875
Total current assets	625,905	1,041,783

PROPERTY AND EQUIPMENT, net	849,286	869,424

TOTAL ASSETS	$1,475,191	$1,911,207

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,317,620	$1,368,452
Payroll and taxes payable	3,222,820	3,207,637
Accrued interest	105,408	89,412
Other payables and accrued expenses	305,906	335,270
Derivative Liability	51,832,960	20,504,553
Convertible notes payable, net of debt discount	364,254	143,654
Current maturities of notes payable	24,916	6,986
Loans payable - other	676,386	943,850
Loans payable - related parties	405,169	465,327
Total current liabilities	58,255,439	27,065,141

LONG TERM LIABILITIES
Notes payable, less current maturities	75,043	2,703
Total long term liabilities	75,043	2,703

TOTAL LIABILITIES	$58,330,482	$27,067,844

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value, 30,000 shares authorized,
30,000 shares issued and outstanding at March 31, 2015 and June 30, 2014	$30	$30
Preferred stock, Series B, $0.001 par value, 9,250 shares authorized,
-0- shares issued and outstanding at March 31, 2015 and June 30, 2014	-	-
Preferred stock, Series C, $0.001 par value, 120,000 shares authorized,
104,732 and 94,394 shares issued and outstanding at March 31, 2015
and June 30, 2014 respectively	105	94
Preferred stock, Series D, $0.001 par value, 10,000 shares authorized,
-0- shares issued and outstanding at March 31, 2015 and June 30, 2014	-	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized,
482,771,637 and 160,175,508 shares issued and 484,204,684 and
161,608,555 outstanding at March 31, 2015 and June 30, 2014 respectively	482,772	160,176
Treasury Stock	(1,434)	(1,434)
Declared Dividends	343,581	140,498
Additional paid-in capital	52,409,364	49,520,385
Accumulated deficit	(110,089,709)	(74,976,386)
Total stockholders' deficit	(56,855,290)	(25,156,637)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,475,191	$1,911,207

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	3 months ended Mar 31,		9 months ended Mar 31,
	2015	2014	2015	2014
REVENUE
Product sale	$594,095	$270,476	$2,247,210	$989,873
Labor sale	-	15,044	-	20,322

TOTAL REVENUE	594,095	285,520	2,247,210	1,010,195

COST OF SALES
Cost of sales - Product	386,061	222,079	1,727,215	742,523
Cost of sales - Labor	-	-	-	2,325

TOTAL COST OF SALES	386,061	222,079	1,727,215	744,848

GROSS PROFIT	208,034	63,441	519,996	265,347

OPERATING EXPENSES
Research and development	13,130	19,857	52,946	78,991
Marketing	8,754	14,538	57,021	65,409
Compensation and related expenses	387,655	1,589,364	1,471,984	2,796,727
Rent - facilities	201,699	192,284	642,168	615,529
Professional and consulting fees	42,553	177,570	433,385	443,779
Other general and administrative expenses	285,162	484,983	940,869	1,035,569

Total operating expenses	938,952	2,478,596	3,598,373	5,036,004

LOSS FROM OPERATIONS	(730,919)	(2,415,155)	(3,078,377)	(4,770,657)

OTHER INCOME (EXPENSE)
Interest expense	(207,109)	(1,984,863)	(2,280,676)	(9,271,378)
Loss on derivative liability	(33,302,143)	(27,039,713)	(27,553,22 8)	(21,714,280)
Gain on settlement of debt	-	-	88,985	-
Loss on extinguishment of debt	-	-	(228,607)	-
Derivative expense	-	-	(2,061,420)	-

Total other expense	(33,509,252)	(29,024,576)	(32,034,94 6)	(30,985,658)

LOSS BEFORE PROVISION FOR INCOME TAXES	(34,240,171)	(31,439,731)	(35,113,32 3)	(35,756,315)
	-	-	-	-

NET LOSS	$(34,240,170)	$(31,439,731)	$(35,113,32 3)	$(35,756,315)

NET LOSS PER COMMON SHARE - BASIC & DILUTED	$(0.07)	$(0.33)	$(0.11)	$(0.68)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic -	482,771,636	95,033,695	325,594,966	52,874,470
Diluted -	482,771,636	95,033,695	325,594,966	52,874,470

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

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is entirely dependent upon our ability to obtain financing and upon future profitability of our operations. The Company estimates the current operational expenses of approximately two hundred thousand dollars a month is required to continue to operate. This is achieved either through profit from sales; or by management seeking additional financing through the sale of its common/preferred stock, and/or through private placements. Currently the Company has relied upon the sale of preferred stock to meet monthly cash flow demands. The sale of preferred stock with convertible features (see note 7) poses dilutive effects due to the nature of this financing. The minimum operational expenses must be met in order to relive the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or that we will raise sufficient funds in a timely manner to continue operating. The Company continues to trim overhead expenses to meet revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On January 27, 2014 the Board of Directors issued Steve Conboy, the Company’s Chief Executive Officer, 11,000 shares of Class A Preferred Stock. On February 26, 2014 the Board of Directors issued Steve Conboy an additional 19,000 shares of Preferred Series A stock. The Voting Control Valuation of the Securities at issuance were valued at $1,221,000 based upon the industry control premiums and the Company’s market cap at the time of the transaction, which has been recorded as compensation expense during the year ended June 30, 2014. On March 20, 2015 the Company effectuated a 1 for 20 reverse split of the common shares. Per the terms of the Series A Preferred Certificate of Designation the voting rights will be adjusted from 100,000 shares of common stock votes per Series A Preferred to 5,000 shares of common stock votes per share of Series A Preferred. No further issuances during the period ended March 31, 2015.

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

Common Stock Issuances

During the nine months ended March 31, 2015, the Company issued a total of 322,596,129 (post-reverse split) shares of its common stock as follows:

Eco Building Products, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) March 31, 2015

Shares issued for conversion of Preferred C	253,546,129
Shares issued for cash at $.00013	37,500,000
Shares issued for convertible notes of $168,024	4,300,000
Shares issued for notes payable of $12,000	1,500,000
Shares issued for accounts payable of $30,000	750,000
Shares issued for interest expense and debt discount	25,000,000
Total	322,596,129

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

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is entirely dependent upon our ability to obtain financing and upon future profitability of our operations. The Company estimates the current operational expenses of approximately two hundred thousand dollars a month is required to continue to operate. This is achieved either through profit from sales; or by management seeking additional financing through the sale of its common/ preferred stock, and/or through private placements; Currently the Company has relied upon the sale of preferred stock to meet monthly cash flow demands. The sale of preferred stock with convertible features (see note 7) poses dilutive effects due to the nature of this financing. The minimum operational expenses must be met in order to relive the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or we will raise sufficient funds in a timely manner to continue operating. The Company continues to trim overhead expenses to meet revenues. We expect the Company will continue to gain market share having an inventory of finished goods ready for immediate sales resulting in a continued trend towards profitability. The Company has focused primarily on the direct sales of finished goods (Home Depot), coating services and chemical sales to affiliates. Since the amicable termination of the Amendment No. 2 to The Home Depot Supplier Buying Agreement, dated February 10, 2014 the Company will continue to focus on Coating Service Only (CSO) to our other suppliers and will continue to expand to include additional wholesale lumber sales to other lumber yards within various regions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We will likely continue to incur operating losses in the foreseeable future . Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, continue to grow our customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Date: June 2 , 2015	By:	/s/ Steve Conboy
Steve Conboy, President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)