Form 10-K
period 2015-06-30
ECO Building Products, Inc.
filed 2015-11-10
CIK 1409885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2014: $962,678

Number of the issuer’s common stock outstanding as of November 6, 2015:  2,077,190,961

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

Our Company

Eco Building Products, Inc. (the “Company”) was incorporated in the state of Colorado under the name N8 Concepts, Inc. on March 27, 2007.  As detailed herein, for the fiscal year ended June 30, 2014 and June 30, 2015, the Company experienced revenues of $1,188,005 and $2,090,084.

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

On April 8, 2011, the Company formed Red Shield Lumber, Inc. (“Red Shield”) in British Columbia, Canada. Red Shield was formed for the purpose of opening a plant in Canada utilizing the Company’s coating process to support sales and distribution.  As of June 30, 2015, the wholly owned subsidiary has had little operating activity and we do not expect this subsidiary to begin operations in the near future.

On May 31, 2011, the Company formed E Build & Truss, Inc. (“E Build”) in the State of California. E Build was formed for the purpose of operating the Company’s framing labor and truss manufacturing activities. This wholly-owned subsidiary commenced operations during the three months ended December 31, 2011. The assets of this Company were sold in May 2015 pursuant to a Limited Assets Purchase Agreement with Stone Truss, LLC, a California corporation, dated April 15, 2015. Pursuant to the terms of the Limited Assets Purchase Agreement, the Company agreed to sell certain assets owned by E Build consisting of all floor and rood truss equipment, hand and power tools, 5 delivery trailers, existing lumber inventory, truss plate inventory, office equipment, 2 computers, software, 3 printers, 3 file cabinets, plan table and a plan storage bin, for total consideration of $100,000. As satisfaction of the $100,000 payment, the Buyer agreed to pay past due lease payments totaling $32,633.94 plus attorney’s fees of $1,500 and the Buyer would then thereafter takeover and make all future lease payments to the landlord. The remaining balance of the $100,000 sales price was to be paid by the Buyer in monthly payments of $2,500 commencing on the 13th month following the execution date of the agreement. As of the most recent practicable date, the Buyer has not made any payments on this agreement but has paid approximately $41,000 of ECOB accounts payable and has accrued salary of $71,847 and is trying to set-off the amounts owed with the accrued salary. But, as a result of the sale of the assets in May 2015, the operations of E Build have ceased.

In December 2011, the Company formed Seattle Coffee Exchange (“Seattle”) in the State of California.  Seattle is a coffee shop which is located on the 1st floor of the Company’s corporate headquarters in Vista, CA.  This wholly-owned subsidiary has not commenced its operations as of June 30, 2015, and the Company has no intention of operating Seattle Coffee Exchange.

As of June 30, 2015, the Company owns 100% of Red Shield Lumber and Seattle Coffee Exchange.

Going Concern –

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date, the Company has generated minimal operating revenues, losses from operations, significant cash used in operating activities, and is dependent upon its ability to obtain future financing.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current operational expenses of approximately two hundred and fifty thousand dollars a month is required to continue to operate. This is achieved either through profit from sales or by management seeking additional financing through the sale of its common stock, and/or through private placements. The minimum operational expenses must be met in order to relive the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or that we will raise sufficient funds to continue operating. The Company continues to try to trim overhead expenses at the same time increasing sales to meet revenue goals. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

If current and projected revenue growth does not meet Management estimates, the Management may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations.   The Company has already taken steps to reduce expenses.  Additionally, the Company has recently changed the product offering to better align with our product certifications and the intended use. This has resulted in three products now marketed as “Sill Plate” to meet the accolades of our ESR-3255, “Advanced Framing Lumber” includes the attributes of Sill Plate with the addition of our Fire Inhibitor. This product is meant for the full framing package of a wood framed building and is sold as a value added protection. Our third product is offered as “Fire Treatment or FT” includes all of the prior two accolades and is the original formulation meant to address code required fire ratings. This change has afforded the company the ability to address each segment of the market increasing sales opportunities and allowing the Company to make a consistent margin on every sale. Orders continue to increase as demand and market acceptance for Eco Red Shield increases. Nevertheless the Company continues to experience cash flow difficulties and there is no assurance of when it may be profitable.

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

In 2015, the Company changed its business model to focus on coating services only and chemical sales. The Company no longer purchases lumber for coating and resells the treated lumber. Customers have their lumber shipped to one of three facilities: (i) Fair Lawn, New Jersey, (ii) Tacoma, Washington; or (iii) Augusta, Georgia. These sites were selected for geographical efficiency, reducing shipping costs as well as, the types of lumber used in different areas of the country.

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

Markets

The Company views the overall market opportunity in two large sectors: 1) The overall softwood lumber market for which heretofore there has been no cost effective protection chemistry or technology and 2) the traditional preservation market. We believe Eco Building Products is uniquely positioned to penetrate both.

Eco Building Products chemistry can be applied to any wood substrate where the end-user desires protection against the risks associated with mold, wood rot, termites and fire and hence the market opportunity is extremely large. RISI (Resource Information Systems, Inc.) estimates the North American domestic consumption of softwood lumber in 2015 to be 54.1 billion board feet.

The Company recognizes the magnitude of the overall opportunity but has recently narrowed its focus during this critical period to wood frame construction used in new single and multi-family residential; light commercial and light industrial construction as well as renovation through multiple channels including wholesale distribution, pro-lumber dealers, large lumber traders and home centers. The Company will not, however, sell builders and contractors on a direct basis.

Eco Red Shield™ can be factory applied to all wood substrates for the entire super-structure prior to construction, preserving the wood’s structural integrity, while only adding an estimated 10% to 30% to the cost of building materials.

The Company understands that the traditional wood preservation and or treating industry currently comprise approximately six to eight percent of the overall lumber industry. Traditional wood preservation is performed in a cylinder under pressure or vacuum process. Its limited market penetration is due in large part to the cost of this process and that it fundamentally degrades the strength of wood fiber while potentially employing hazardous chemicals. Eco Red Shield is topically applied, employs no heavy metals, 2B carcinogens, heavy aldehydes or solvents and does not degrade the strength of wood fiber.

The Company has benefited from various code approvals allowing Eco Red Shield to compete with the current wood preservation market and has invested a significant resources aimed at continually improving the Eco Red Shield product line with R&D and technical market acceptance. Through the use of independent wood scientists employed by the company, we have successfully lobbied with the International Code Commission (ICC) to create an acceptance criteria (AC) defining a market space in the building codes for a topical borate treatment for wood members. On June 20, 2011 the ICC adopted, by unanimous vote, a new Acceptance Criteria for Liquid Borate Fungal Decay and Termite-resistant Treatment Applied to Wood Members, AC433-0611-R1. This acceptance criteria was subsequently updated in June of 2012 to include structural wood fiber testing and was adopted into the 2012 Uniform Building Code (UBC).  Eco Red Shield successfully achieved building code acceptance as deemed by the International Code Commission (ICC-ES) meeting the requirements as set forth by AC433, resulting in the issuance of an Engineering Services Report ESR-3255 on July 2nd, 2012. The evaluation report (ESR-3255) from ICC Evaluation Service (ICC-ES), provided evidence that Eco Red Shield protection against Wood Ingesting Organisms including Formosan Termites and Wood-Rot Decay now meets building code requirements. Additionally, the product provides value added protection from Mold and Fire Inhibition. Building officials, architects, contractors, specifiers, designers and others utilize ICC-ES Evaluation Reports to provide a basis for using or approving Eco Red Shield coated lumber products in construction projects under the “AC433” Acceptance Criteria. The creation of a building code (AC433) and the subsequent ESR-3255, addresses a key element (Termite Protection – Wood Rot/Decay) in the wood protection offered by Eco Building products and has started to open up significant market opportunities.

Eco Red Shield coated lumber products now meet industry standard Use Categories UC1, UC2 and UC3a as defined by the AWPA guidelines for usage of treated lumber. These use categories define the product use for above ground, (anchored to concrete not exposed to constant wetting) which is the most common use for sill plates and exterior decking. Approximately 65% of the treated wood components sold annually fall into the UC1, UC2 and UC3a & b use categories opening up significant opportunities for Eco Red Shield products as a direct substitute or competitive product.  Having achieved an ESR designation as defined by the ICC-ES process allows for product recognition by every building official across the United States as well as over 220 countries worldwide. (Source: www.iccsafe.org)

On September 4, 2012 the Company successfully achieved QAI Laboratories (QAI) listing B1053-1, providing evidence that Eco Red Shield’s fire protection qualities now meet building code requirements for Class “A”, structural rated, flammability performance on Douglas Fir solid sawn lumber, making Eco Red Shield protected lumber equivalent to the traditionally accepted fire retardant treated wood (FRTW) for interior use.

Achieving the QAI listing for flame spread properties makes Eco Red Shield protection the first topical wood treatment of its kind for interior Class “A” flammability. Additionally providing protection against Wood Ingesting Organisms including Formosan Termites and Wood-Rot Decay to meet building code requirements. Building officials, architects, contractors, specifiers, designers and others utilize QAI listings and product labeling to provide a basis for using or approving Eco Red Shield coated lumber products in construction projects under the International Building Code. The Company will continue to qualify other species and panel products for similar ratings. The Company has also submitted for and received acceptance for Eco Red Shield approval in Hawaii and the City of Los Angeles to achieve the issuance of an LA Research Report.

In 2013, the Company engaged with QAI Laboratories, a similar consumer rating and product monitoring agency as Underwriters Laboratories (UL), to certify the coating process and provide a listing for the fire efficacy of Eco Red Shield treated lumber products.  The Company has further engaged QAI Laboratories as the third party factory Quality Control auditing company, providing audit services and third party inspections to all ESR listed facilities, and facilities producing Eco Red Shield for the purposes of satisfying FRTW lumber per ASTM E84 requirements.  Eco Red Shield is now successfully qualified to produce code approved lumber products in five locations across the country. Having the ability to stamp/label the lumber with the equivalence to traditional pressure treated lumber presents enormous opportunities in the supply chain, and not limited to, Big Box Retailers, national homebuilding supply companies, wholesalers and manufacturers.

Patents: The Company previously had a patent pending filing in the USA and Canada. Our patent pending Pub file no in USA: 2012/0121809 A1 in Canada our application no: 2,757,126 – The title of our patent pending is as follows: FORMULATION AND PROCESS FOR TREATING WOOD SUBSTRATES. The Company received examiner comments but the patent application was abandoned due to our failure to respond. Although, we have not revived the patent as of today, we are working with a patent attorney to file a petition to revive. We do not, however, know when that petition will be filed.

Trademarks: The Company has filed for trademark protection on various service marks in several categories to include the “Eco” logo, “Eco Red Shield” name, “FRC Technology” - Fire Retardant Coatings and “Wood Surface Film” technology.

Licensing: The Company had a licensing agreement with Newstar Chemical for the rights to use AF21 fire inhibitor on all wood substrates worldwide as updated and amended during this reporting period. This contract is filed in our Quarterly Report on Form 10Q from the period ended December 31, 2010. Newstar had notified us that they wished to terminate this arrangement. Subsequent to the termination, we have agreed with Newstar for them to continue providing us with the chemical rights and are working with Newstar for the supply of the chemical.

Affiliates Relationships: We have four affiliates that are approved to produce our Eco Red Shield product in various locations around the USA. We have formal written agreements with two of these affiliates while the other two affiliates purchase chemical concentrates and adhere to our quality control program. Revenues that are generated from our affiliates are booked as chemical sales. The Company has also developed an affiliate coating program that allows lumber companies to coat commodity lumber at their facilities.

Competitive Advantages

Management believes it is positioned to penetrate both the unprotected, overall softwood lumber market as well as the incumbent preservation market.

There is a growing awareness and latent demand that stems from the importance of indoor air quality (IAQ); the structural risks associated with wood decay from termites and rot and the heightened risks from fire with modern construction materials and techniques.

•	Red Shield is the only application that is proven to protect across all four risk dimensions of mold, rot, insects and fire.
•	Eco's proprietary, patent pending process results in NO strength degradation, allowing the entire wood structure to be protected which is something no competitor has been able to duplicate to date.
•	Eco’s chemistry is the ONLY application with virtually no VOC leaching, no metals or copper sulfates. It carries a Level 1 health rating from the NFPA and Eco coated lumber emits less formaldehyde than raw lumber earning it the coveted GREENGUARD Gold certification.

Competition

We believe that our coatings and coated wood products are positioned to capture significant market share of the current non-treated wood market. The treated wood market is a mature market with large established biocide and chemical manufacturers, some with functionally equivalent technologies and fierce competition. However, we appear to have a unique product with a combination mold, rot, decay, termite and fire inhibitor coating that meets HUD standards for above ground structural and sheathing wood components.

It is likely that competitors will field their own offerings, and a few already exist in partial or equivalent form, such as FrameGuard and Wolman® AG wood treatment offered by Arch/Lonza Chemical, TRUE-CORE® offered by Kop-Coat and Nature Wood offered by Osmose, Inc. These products and more are continuing to show up in the market resultant of the many years ECOB has spent identifying the need for topical coatings. To date none of these topical coatings have the full suite of protection offered by Eco Red Shield. These chemical companies sell to independent wood treaters and lumberyards. The unique position of ECOB is to provide protection to the wood framing components that never before employed any such protection. Being able to offer the treatment at a reasonable cost value proposition will be an ECOB competitive advantage. ECOB’s vision is providing protection to the majority of wood framed structures that nobody, up until now, has paid attention to.

The Fire Pressure Treating Industry is dominated by three incumbent players – Koppers, Inc., Hoover Treated Wood Products, Inc. and Arch Chemicals, Inc. It is likely that competitors will field their own offerings, and a few already exist in partial or equivalent form, such as FrameGuard offered by Arch/Lonza Chemical and Nature Wood offered by Osmose, Inc.

Employees

As of June 30, 2015, we had nine full time employees consisting of Mr. Tom Comery, our Chief Executive Officer, Mr. Mark Vuozzo, our Chief Technical Officer, a VP of National Accounts, a Controller, Production Coordinator as well as various production staff.

After our fiscal year end of June 30, 2015, we hired a part-time Chief Financial Officer, Mr. Randall Smith who devotes approximately 20 hours per week to our business.

We expect to continue to use contract labor, management consultants, attorneys, accountants, engineers, and other professionals as necessary to support our management and administrative requirements.  The need for employees and their availability will be addressed on a continuing basis.

Governmental Regulation

The use of assets and/or conduct of business that we are pursuing will be subject to environmental, public health and safety, land use, trade, EPA and other governmental regulations, as well as state and/or local taxation. The coating product offered by the Company, Eco Red Shield, falls into the “Treated Article Exemption 40 CFR 152.25(a) as stated by the EPA. The company has taken all necessary steps including legal review of all claims made to assure strict compliance for product claims meeting the treated article exemption. Furthermore, compliance with product labeling of all constituents employed in the manufacturing have been reviewed by third party consultants to insure proper use as specified by product manufacturers. These consultants ensure that product labeling is in strict compliance with local, state and federal regulations as represented in the original manufacturer - or supplier-published materials. In acquiring and/or developing businesses in the wood treatment industry, management will endeavor to ascertain, to the extent possible due to its current limited resources, the effects of such government regulation on our prospective business. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of all potential government regulation. Additionally, ECOB complies with Rules and Regulations of the Securities and Exchange Commission.

Item 1A.	Risk Factors

This information is not required for smaller reporting companies.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our official US address of record at 909 West Vista Way, Vista, CA 92083. We do not own any properties and at this time have no agreements to acquire any properties.

Corporate Headquarters

In June 2009, the Company entered into an agreement to lease warehouse and office facilities at our Vista, CA location. The term of the lease was for three years and was subsequently extended for an additional five year term. Facilities include a 3,500 square foot building with a detached 1,200 square foot warehouse, retail showroom of 1,500 square feet and lumber yard of 1 acre. The details on the lease are as follows:

•	Base rentals - $13,704.50 per month.
•	Base rental increase of 3% per year is incorporated in lease modification.
•	Company is responsible to pay its proportionate share of property taxes, insurance and common area maintenance – estimated at $875 per month
•	Termination date – September 30, 2017
•	Renewal Option – No
•	Security Deposit - $5,500.

The Company failed to make the monthly lease payments and we have downsized this location and no longer occupy or use the warehouse, showroom or lumber yard. We are in discussions with the landlord to reduce the lease payments to $6,000 but to date we have not executed any formal arrangement.

Operations Facilities

The Company also maintains three facilities of operation. The following locations are currently leased and in effect.

-	Tacoma Washington (Leased April 30,2015)

•	Our lease in Tacoma is a month-to-month arrangement.
•	We pay monthly rent of $12,041.
•	The Premises can be used for processing and treating lumber with eco-friendly products and loading and off- loading lumber to rail.

-	Fair Lawn, New Jersey (Leased June 1, 2014)
•	The lease is a five year lease that was executed on June 1, 2014 and terminates on June 1, 2019.
•	The fixed monthly rent increases in each year from $9,244/month in year 1 to $9,521.32/month in year 2 to $9,806.96/month in year 3 to $10,101.16 in year 4 to $10,404.20 in year 5.
•	We are permitted to use the space for the warehousing, treatment, sale and distribution of manufactures and related associated lumber products..
•	Security Deposit - $14,029

-	Augusta, Georgia (Leased June 30, 2015)
•	Lease was entered into on June 30, 2015 for a term of 1-year from July 1, 2015 thru June 30, 2016.
•	We pay a monthly lease payment of $3,000.
•	We can use the premises for processing and treatment of wood and wood products.

Item 3.	Legal Proceedings

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

On June 4, 2013, Trical Construction, Inc. filed a complaint against the Company in Superior Court of California, County of Los Angeles. The nature of the litigation involved Trical’s claim that it suffered various construction delays and other damages from Eco Building Products in connection with the construction of a 77 unit apartment building. The matter was ultimately resolved by settlement on August 1, 2014 in the amount of $180,564.50, with payment of $30,000.00 by Eco Building Products to Trical on that date and scheduled payments of $10,000 each month beginning on November 1, 2014 through February 1, 2016. This was amended on April 15, 2015, extending payments to October 2016 and reducing the payment amount to $2,500 per month. The balance on this settlement is $123,065 at June 30, 2015 and no payments have been made since June 15, 2015. The Company is in default on this settlement agreement.

At June 30, 2015, the Company owed approximately $730,000 in past due federal and state payroll taxes, of which approximately $660,000 is due to the Internal Revenue Service (IRS). The Company subsequently paid $25,000 to the IRS under a $20,000 per month payment arrangement which the Company is in default. The Company is currently is in negotiations with the IRS to re-establish a payment plan for past due taxes. No such arrangement exists for State tax purposes.

On October 6, 2015, the landlord for the Vista, CA location filed a complaint against us in the Superior Court of California, County of San Diego for a Breach of Contract for a Promissory Note that we issued to him in connection with unpaid lease payments that we owed in the amount of $151,272.65 under the terms of the lease that we entered into for our Vista, CA location.

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

Fiscal Quarter Ended	High	Low
June 30, 2015	$0.0200	$0.0019
March 31, 2015	$0.0100	$0.0001
December 31, 2014	$0.002	$0.0000
September 30, 2014	$0.0025	$0.0005
June 30, 2014	$0.0073	$0.0018
March 31, 2014	$0.0096	$0.0066
December 31, 2013	$0.0174	$0.0013
September 30, 2013	$0.0250	$0.0100

Approximate Number of Equity Security Holders

At June 30, 2015, there were approximately 112 holders of record of our Common Stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

There are no warrants outstanding to purchase shares of our Common Stock subject to conditions and limitations.

There were no warrants issued during the year of 2015.

Stock Option Grants

-	The Company issued 2,000,000 shares as options to the Chief Technical Officer in fiscal 2014.
-	The Company granted 25,000,000 shares as options to a consultant.
-	As partial consideration for the Executive Severance Agreement and General Release of All Claims Agreement (the “Separation Agreement”) entered into between ECOB and Steve Conboy on June 15, 2015, the Company issued an option to purchase 5,772,857 shares which equals one percent (1%) of the total number of shares outstanding on the date of the Separation Agreement with an exercise price of $0.0038 (which is the closing price on the date of the grant). This option grants vests as follows: (i) 50% vested immediately; and (ii) 50% vests on December 18, 2015.

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

Series D Preferred Stock Financing

On March 31, 2015, we filed a Certificate of Designations for Series D Preferred Stock which authorized 10,000 shares of a newly-created Series D 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred D Stock”).

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

On July 2, 2015, the Board approved, and on July 8, 2015 filed with the Secretary of State for the State of Colorado, the Articles of Amendment to the Certificate of Designation of the Preferences, Rights and Limitations of the Series D 12% Convertible Preferred Stock. The amendment increased the number of shares of Series D 12% Convertible Preferred Stock that are designated to be issued from 10,000 shares to 20,000 shares of Series D 12% Convertible Preferred Stock. There were no other changes to the terms of our Series D 12% Convertible Preferred Stock. This amendment was approved in writing by a majority of the holders of the Series D 12% Convertible Preferred Stock. The Articles of Amendment is attached hereto as an exhibit.

As of June 30, 2015, we have issued 9,979 shares of Series D Preferred Stock. And, as of the date of this filing, we have issued 15,518 shares of Series D Preferred Stock. All of these Series D shares remain outstanding. None have been converted or redeemed by the Company.

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

As of the date of this filing, we have issued 115,929 shares of Series C Preferred Stock. 101,650 of these Series C shares remain outstanding. The other issued shares have all been converted to Common Stock.

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

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended June 30, 2015 and 2014 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Results of Operations for the Year end June 30, 2015 as Compared to the Year ended June 30, 2014

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

On or around March 26, 2014 the Company purchased automated coating equipment from Eco Prime, LLC, a previously owned and operated Eco affiliate, in Augusta, Georgia. Subsequently, we defaulted on that agreement for failure to make the necessary payments. In July 2015, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Eco Prime, LLC. The Settlement Agreement resolves any disputes arising from the Limited Asset Purchase Agreement entered into between the parties on March 19, 2014. Pursuant to the terms of the Settlement Agreement, we paid One Hundred Thousand Dollars ($100,000.00) to acquire the assets from EcoPrime and released each party from any liability under the March 2014 agreement. The newly acquired facility and equipment is fully-functional and complete with automation, enabling the Company to obtain increased output rate. In addition to the automated line, ECOB will refurbish the existing production line under the provisions of the Company’s current quality control program, complete with post-conditioning tunnels in an effort to produce the highest quality finished goods. Moreover, this increased production capacity and strategically located facility will allow ECOB to reinforce its market position in the Northeastern and Southern U.S. to meet the growing demand for Eco Red Shield protected lumber.

On April 21, 2014 the Company took appropriate steps and measures to begin producing the proprietary substrate fire inhibitor here in the U.S, resulting in approximately 95% of the constituents now being supplied from U.S. stocking distributors. The Company takes pride in producing almost everything that goes into our Intellectual Property right here in America, as it has been our goal since inception, that our red lumber will one day be recognized as the true American Brand of Lumber.

On April 15, 2015, the Company sold E Build & Truss to a group of employees in exchange for the acceptance of accounts payable and cancellation of accrued salaries (See Note 12 of the Footnotes to the Financial Statements).

In January and April, 2015, the Company consolidated the Colton and Salem facilities into a new coating services only plant in Tacoma, Washington to serve the Western United States. Operations began in April 2015 and are currently treating lumber for various customers. This is an important expansion and the plant is strategically located near saw mills and shipping centers.

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

Revenues and Cost of Sales - For the fiscal year ended June 30, 2015 we had total revenues of $2,090,084, as compared to $1,188,005 in revenues for the previous year. Increase in revenue was primarily due to sales to The Home Depot, Our cost of sales for the fiscal years ended June 30, 2015 and June 30, 2014 was $3,164,324 and $2,553,612, respectively. The gross loss for the fiscal years ended June 30, 2015 and June 30, 2014 was $1,074,240 and $1,365,607, respectively. The gross loss for both years can be attributed to under-pricing products, production worker over-staffing, plant consolidation and closing costs and excess capacity in all of our production facilities.

Operating Expenses - For the fiscal year ended June 30, 2015, our total operating expenses were $2,862,767 as compared to $5,094,225 for the fiscal year ended June 30, 2014. Included in our operating expenses for the fiscal year ended June 30, 2015 was compensation costs of $1,230,619, rent of $220,457, other general and administrative costs of $806,125 and professional fees of $474,924. The main change in operating expenses is contributed to a reduction in employee head count and other cost reduction measures.

Other Income (Expenses) - For the fiscal year ended June 30, 2015, total interest expense was $1,908,748 primarily representing interest on the convertible notes and interest to secured promissory note holders. The Company recognized $18,584,275 gain on derivative due to change in the fair value of the derivative liability, the derivative expense of $11,058,541 related to convertible debt and convertible preferred shares issued and loss on extinguishment of debt of $826,455 for the fiscal year ended June 30, 2015.

For the fiscal year ended June 30, 2014, total interest expense was $18,113,022. Of the total interest expense $14,656,639 was the initial interest expense on the value of the derivative (excess). The remaining interest expense of $3,456,383 is interest on the convertible notes and interest to secured promissory note holders. The Company recognized $8,317,610 gain on derivative due to change in the fair value of the derivative liability and a loss on extinguishment of debt of $9,345,735 for the fiscal year ended June 30, 2014.

Liquidity and Capital Resources

On June 30, 2015, we had $40,306 in cash on hand.  During the year ended June 30, 2015, net cash used in our operating activities amounted to$2,238,144. Net cash used during the same period for our investing activities totaled $131,104. During the same year, we received proceeds resulting in net cash from financing activities of $2,124,488of which $1,997,939 was received from the issuance of convertible Preferred C and D stock.

The following table sets forth selected cash flow information for the year ended June 30, 2015:

Net cash used in operating activities	$(2,328,144)
Net cash used in investing activities	(131,104)
Net cash provided by financing activities	2,124,488

Net change in cash	$(334,760)

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

The Company recorded derivative liability of $14,198,848 and $20,504,553 and a gain of $18,584,275 and a gain of $8,317,610 on derivative valuation for the years ended June 30, 2015 and 2014, respectively.

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

The Company had product sales revenue of $787,096 and $340,770 to two customers, representing 32% and 14% of total sales for year ended June 30, 2015, respectively. No long term fixed contracts control any future sales to these customers.

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

ECO Building Products, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eco Building Products, Inc.

We have audited the accompanying balance sheets of Eco Building Products, Inc. as of June 30, 2015 and 2014, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2015 and 2014. Eco Building Products, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eco Building Products, Inc. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $74,876,514, negative working capital, and negative gross margin as of June 30, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

November 9, 2015

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	June 30
	2015	2014

ASSETS
CURRENT ASSETS
Cash	$40,306	$375,066
Accounts receivable, net of allowance for doubtful accounts of $1,607 and $1,607, respectively	14,042	60,965
Inventories, net	171,631	468,411
Prepaid expenses	3,000	8,797
Notes receivable - related party	-	98,669
Other current assets	58,089	29,875
Total current assets	287,068	1,041,783

PROPERTY AND EQUIPMENT, net	592,679	869,424

TOTAL ASSETS	$879,747	$1,911,207

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,256,160	$1,197,474
Payroll and taxes payable	1,571,786	2,398,502
Accrued interest	237,907	89,413
Other payables and accrued expenses	167,565	205,646
Derivative Liability	14,198,848	20,504,553
Convertible notes payable, net of debt discount - related parties	749,874	52,480
Convertible notes payable, net of debt discount - non-related parties	10,082	91,174
Current maturities of notes payable	23,916	6,986
Loans payable – other	399,334	484,500
Loans payable – related parties	483,911	924,676
Total current liabilities	19,099,383	25,955,404

LONG TERM LIABILITIES
Notes payable, less current maturities	69,778	2,703
Total long term liabilities	69,778	2,703

TOTAL LIABILITIES	$19,169,161	$25,958,107

LIABILITIES RELATED TO DISCONTINUED OPERATIONS	1,148,229	1,109,737

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDERS' DEFICIT

Preferred stock, Series A, $0.001 par value, 30,000 shares authorized, -0- and 30,000 shares issued and outstanding at June 30, 2015 and at June 30, 2014	$-	$30
Preferred stock, Series B, $0.001 par value, 9,250 shares authorized, -0- shares issued and outstanding at June 30, 2015 and June 30, 2014	-	-
Preferred stock, Series C, $0.001 par value, 120,000 shares authorized, 104,440 and 94,394 shares issued and outstanding at June 30, 2015 and June 30, 2014 respectively	104	94
Preferred stock, Series D, $0.001 par value, 10,000 shares authorized, 9,979 and -0- shares issued and outstanding at June 30, 2015 and June 30, 2014	10	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 608,622,815 and 160,175,508 shares issued and 607,189,768 and 158,742,461 outstanding at June 30, 2015 and June 30, 2014 respectively	608,623	160,176
Treasury Stock	(1,434)	(1,434)
Additional paid-in capital	54,831,568	49,660,883
Accumulated deficit	(74,876,514)	(74,976,386)
Total stockholders' deficit	(19,437,643)	(25,156,637)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$879,747	$1,911,207

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	12 months ended June 30,
	2015	2014
REVENUE
Product sale, net of discount	$2,090,084	$1,182,727
Labor sale	-	5,278

TOTAL REVENUE	2,090,084	1,188,005

COST OF SALES
Cost of sales – product	3,164,324	2,553,612
	-	-

TOTAL COST OF SALES	3,164,324	2,553,612

GROSS LOSS	(1,074,240)	(1,365,607)

OPERATING EXPENSES
Research and development	71,921	117,236
Marketing	58,771	111,381
Compensation and related expenses	1,230,619	2,382,222
Rent – facilities	220,407	759,739
Professional and consulting fees	474,924	537,008
Other general and administrative expenses	806,125	1,186,639

Total operating expenses	2,862,767	5,094,225

LOSS FROM OPERATIONS	(3,937,007)	(6,459,832)

OTHER INCOME (EXPENSE)
Interest expense	(1,908,748)	(18,113,022)
Gain on derivative liability	18,584,275	8,317,610
Impairment expense	(207,172)	(21,128)
Other income	-	11,793
Loss on legal settlement	-	(180,565)
Gain (loss) on settlement of debt	(330,316)	590,000
Loss on extinguishment of debt	(826,455)	(9,345,735)
Derivative expense	(11,058,541)	(3,515,836)

Total other income	4,253,043	(22,256,883)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	316,035	(28,716,715)

NET LOSS FROM DISCONTINUED OPERATIONS	(216,164)	(223,784)

NET INCOME (LOSS)	$99,871	$(28,940,499)

NET INCOME (LOSS) PER COMMON SHARE, FROM CONTINUING OPERATIONS - Basic & Diluted	$0.00	$(0.02)
NET INCOME (LOSS) PER COMMON SHARE, FROM DISCONTINUED OPERATIONS - Basic & Diluted	$0.00	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic -	390,787,135	52,874,470
Diluted -	8,422,618,126	52,874,470

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT)

For Year Ended June 30, 2015

	Common Stock		Treasury Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Deficit	Totals
Balance, June 30, 2013	24,961,091	$24,962	2,694,943	$(2,696)	-	$-	-	$-	-	$-	-	$-	$30,366,504	$(46,035,888)	$(15,647,118)

Shares issued for convertible notes	118,534,115	118,534											8,375,273		8,493,807
Shares issued for accrued compensation	2,500,000	2,500											697,500		700,000
Shares issued for services	1,250,000	1,250											41,250		42,500
Shares issued for cash	11,583,334	11,583											598,417		610,000
Retirement of shares	(2,025,000)	(2,025)											2,025		-
Issuance of Series A preferred for services					30,000	30							1,220,938		1,220,968
Issuance of Series B preferred for cash						-	9,250	9					924,982		924,991
Issuance of Preferred C for Preferred B shares						-	(9,250)	(9)	2,539	3			(671,086)		(671,093)
Issuance of Preferred C for convertible notes									79,719	80			7,971,865		7,971,945
Issuance of Preferred C for cash									12,500	13			(13)		-
Shares issued for Preferred C share conversion	1,594,564	1,595							(364)	(0)			7,982		9,577
Shares issued for interest	1,777,404	1,777							-	-			126,508		128,285
Reissue treasury shares to officer			(1,261,896)	1,261					-	-			(1,261)		-
Net loss													-	(28,940,499)	(28,940,499)
Balance, June 30, 2014	160,175,508	$160,176	1,433,048	$(1,435)	30,000	$30	-	$-	94,394	$94	-	$-	$49,660,886	$(74,976,387)	$(25,156,636)

Shares issued for Preferred C shares	329,098,857	329,098							(10,725)	(11)			(318,363)		10,724
Shares issued for cash	37,500,000	37,500											62,500		100,000
Issuance of Preferred C for cash									10,000	10					10
Issuance of Preferred D for Cash											9,979	10			10
Shares issued for convertible notes	14,598,450	14,598											73,520		88,118
Shares issued for settlement of debt	12,250,000	12,250											96,750		109,000
Shares issued for interest expense and debt discount	55,000,000	55,000											207,678		262,678
Preferred A shares cancelled by former officer					(30,000)	(30)									(30)
Issuance of Preferred C in settlement of debt									10,771	11			1,077,202		1,077,213
Derivative liability converted													2,870,900		2,870,900
Cancellation of debt to former officer													1,089,505		1,089,505
Options issued to former officer with debt cancellation													10,994		10,994
Net Income														99,871	99,871
Balance, June 30, 2015	608,622,815	$608,623	1,433,048	$(1,435)	-	$-	-	$-	104,440	$104	9,979	$10	$54,831,571	$(74,876,515)	$(19,437,643)

See accompanying notes to consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	12 months ended June 30,
	2015	2014
Cash flows from operating activities
Net Income (Loss)	$99,871	$(28,940,499)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization expense	237,671	241,910
Bad debt expense	98,669	-
Impairment of property & equipment	207,172	181,000
Impairment of inventory	-	-
Amortization of debt discount & deferred financing costs	1,496,746	8,278,456
Initial interest expense on value of derivative (excess)	-	11,140,803
Derivative expense	11,058,541	-
Stock Based Compensation	27,292	700,000
Common Stock issuance for interest and OID	262,678.00	128,285
Common Stock issuance for services	-	42,500
Preferred shares issuance for services	-	1,221,000
Loss on derivative liability fair value adjustment	(18,584,275)	(8,317,611)
Loss on extinguishment of Convertible Notes and Accounts Payable	826,655	9,345,651
Loss on legal settlement	-	180,565
Gain on settlement of notes payable	330,316	(590,000)
Expense paid on behalf of the Company	1,684,752	(35,000)
Assignment of accounts receivable to note payable holder	(541,575)	-
Changes in assets and liabilities:
Accounts receivable	46,923	147,411
Inventory	296,780	132,727
Prepaid expenses	4,638	(22,775)
Accounts payable	859,939	19,704
Payroll and taxes payable	(783,708)	706,631
Deferred Revenue	-	(140,000)
Other payable and accrued expenses	(167,704)	(71,039)
Accrued interest	171,983	1,560,131
Net cash from continuing operations	(2,366,636)	(4,090,150)
Net cash from discontinued operations	38,492	-
Net cash from operating activities	(2,328,144)	-

Cash flows from investing activities
Purchase of property and equipment	(131,104)	(84,002)
Notes receivable payments	-	8,000
Net cash used by investing activities	(131,104)	(76,002)

Cash flows from financing activities
Payments on related party notes	(100,158)	(138,824)
Proceeds from issuance of common stock	100,000	610,000
Proceeds from issuances of series C convertible preferred stock	1,000,000	2,175,000
Proceeds from issuances of series D convertible preferred stock	997,939	-
Proceeds from convertible notes payable - non-related parties	80,000	1,380,166
Proceeds notes payable	153,500	650,000
Proceeds from notes payable - related parties	120,000	-
Payments on convertible notes payable - related parties	(78,704)	(37,500)
Payments on convertible notes payable - non-related parties	(45,855)	-
Payments on notes payable	(80,955)	(218,650)
Payments on notes payable - vehicles loan	(21,279)	(7,692)
Proceeds from related party line of credit advances	-	95,000
Payments on accrued interest	-	(5,000)
Net cash provided by financing activities	2,124,488	4,502,500

Net change in cash and cash equivalent	(334,760)	336,348
Cash and cash equivalent at the beginning of year	375,066	38,718

Cash and cash equivalent at the end of year	$40,306	$375,065

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$8,333	-

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for conversion of notes payable	$-	$-
Common shares issued for settlement of investor loans	$118,498	$-
Options issued in exchange for series A preferred stock and forgiveness of liabilities	$1,100,498	$-
Convertible notes issued for extinguishment of notes payable	$-	$1,868,778
Shares issued for conversion of notes payable	$273,831	$-
Preferred shares issued for extinguishment of convertible notes payable & A/P	$2,384,026	$-
Pref C shares issued for cancellation of 9,250 shs of Pref B and multiple convertible notes	$-	$28,836,539
Shares issued for conversion of Pref C convertible preferred stock	$2,701,848	$31,891
Disposition of assets for assumption of liabilities - discontinued operations	$236,419	$-
Convertible notes issued for assumption of notes payable	$410,000	$-
Declared dividends	$-	$140,498
Reissue shares from treasury to officers	$-	$25,238
Derivative liabilities - new (interest expense over discount)	$-	$14,211,051
Purchase of property & equipment with loans payable	$105,284	$-
Settlement of notes payable	$-	$240,000
Debt Discount on convertible notes	$1,567,516	$-
OID	$96,515	$-

See accompanying notes to condensed consolidated financial statements

Eco Building Products, Inc.

Footnotes to Consolidated Financial Statements

June 30, 2015

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

In December 2011, the Company formed Seattle Coffee Exchange (“Seattle”) in the State of California.  Seattle is a coffee shop which is located in the 1st floor of the Company’s corporate headquarters in Vista, CA.  This wholly-owned subsidiary has not started its operations as of June 30, 2015, and the Company has no intentions of operating Seattle.

As of June 30, 2015, the Company owns 100% of Red Shield and Seattle. In April, 2015, E Build and Truss was sold. See “Discontinued Operations” footnote 12.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $74,876,514, current year net income of $99,871, recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations. The Company is experiencing negative working capital from operations.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current operational expenses of approximately two hundred and fifty thousand dollars a month is required to continue to operate. This is achieved either through profit from sales, obtaining additional financing through the sale of its common stock and/or through private placements, and trimming overhead expenses. The minimum operational expenses must be met in order to relieve the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Eco Building Products, Inc. and its wholly owned subsidiaries, E Build & Truss, Inc., Red Shield Lumber, Inc., and Seattle Coffee Exchange.  Intercompany transactions and balances have been eliminated in consolidation. E Build & Truss was sold in April of 2015. See footnote 12.

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses.  Management determines the adequacy of the allowance based on historical write-off percentages, information collected from individual customers related to past transaction history, credit-worthiness, changes in payments terms and current economic industry trends.  Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. The allowance for doubtful account was, $1,607 and $1,607, respectively, as of June 30, 2015 and June 30, 2014, correspondingly, bad debt expense was $138,216 and $0 for June 30, 2015 and June 30, 2014 respectively.

Inventories

Inventories primarily consist of chemicals, labor and lumber and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value).  Net realizable value is the respective inventory’s estimated selling price reduced by the cost of completion and disposal.  The Company also evaluates its inventories in an ongoing basis based on the demand of its inventories.  If the Company deemed that the inventories do not have demand, the Company reserves those slow moving inventories as obsolete inventories.  As of the fiscal year ended June 30, 2015 and June 30, 2014, the Company reserved $47,264 and $47,264 for obsolete inventory, respectively, recorded in cost of sales in the Consolidated Statements of Operations.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  Accordingly, as of the fiscal years ended June 30, 2015 and 2014, the Company recorded on impairment expense of $207,172 and $0, respectively.

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

Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had approximately 8,036,836,992 and 8,622,011,614 potentially dilutive shares at June 30, 2015 and 2014, respectively. These potentially issuable common shares were excluded from the June 30, 2014 calculation of diluted loss per share because the effects were anti-dilutive.

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

The Company recorded derivative liability of $14,198,848 and $20,504,553 and a gain of $18,584,275 and a gain of $8,317,610 on derivative valuation for the years ended June 30, 2015 and 2014, respectively.

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

The Company had product sales revenue of $787,096 and $340,770 to two customers, representing 32% and 14% of total sales for year ended June 30, 2015, respectively. No long term fixed contracts control any future sales to these customers.

The Company had product sales revenue of $472,539, $211,523 and $200,741 to three customers, representing 32%, 14% and 14% of total sales for year ended June 30, 2014, respectively

Cost of Revenues

Costs of revenues include costs related to revenue recognized; such costs represent materials, labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Certain expense reclassifications were made to the 2014 financial statements to be consistent with the Company’s current accounting practices.

General and Administrative Expenses

General and administrative expenses include management and administrative personnel costs; corporate office costs; accounting fees, legal expense, information systems expense, and product marketing and sales expense.

Research and Development Expenses

Research and development expenses, consist of expenses related to its wood coating process. It is charged to operations when incurred. We incurred $71,921 and $117,236 for the years ended June 30, 2015 and 2014, respectively.

Advertising Cost

Advertising costs are charged to operations when incurred.  During in the years ended June 30, 2015 and 2014 the Company incurred $58,771 and $111,381 respectively in advertising and promotion costs.

Shipping and Handling Costs

The Company classifies shipping and handling costs associated with the receipt of product as part of cost of sales as reflected in the statement of operations.  The Company classifies costs associated with shipping product to customers as part of cost of goods sold as reflected in the statement of operations.

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

Reclassifications

Certain expenses previously included in general and administrative in the prior year have been reclassified to cost of goods sold to reflect current accounting practices. Dividends have also been reclassified to conform to current accounting practices. (See also Note 8)

Recent Accounting Pronouncements

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

3.  Balance Sheet Components

Inventories

Inventories consisted of the following:

	For the year ended
	June 30,
	2015	2014
Chemicals	$160,920	$34,733
Lumber	10,711	433,678
Total	$171,631	$468,411

All of the Company’s inventories are pledged as collateral for the Company’s Senior Secured Notes (see Note 5). In addition, inventory is considered finished goods as the Company sells and markets chemicals and treated and untreated lumber.

Accrued Liabilities

As of June 30, 2015, the Company owed $888,145 in past due payroll taxes and accrued penalties. The Company has successfully made an arrangement with the IRS for monthly payments for a $740,000 portion of the liability. These amounts are recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at June 30, 2015, the Company owed $21,397 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.

As of June 30, 2014, the Company owed $1,453,319 in past due payroll taxes and accrued penalties. These amounts are recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at June 30, 2014, the Company owed $137,359 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.

4.  Property and Equipment

Property and equipment consisted of the following:

	For the year ended
	June 30,
	2015	2014
Machinery and equipment (useful life of five to seven years)	$904,066	$862,291
Vehicles (useful life is three years)	103,090	44,095
Furniture (useful life of five years)	20,407	20,407

Computer equipment and software (useful life of three years)	11,580	151,638
Leasehold improvements (useful life of three years)	88,737	406,652
	1,127,880	1,485,083
Less accumulated depreciation	(535,201)	(615,659)
	$592,679	$869,424

Depreciation charged to operations for the fiscal year ended June 30, 2015 and 2014 amounted to $211,884and $240,414, respectively.

See Note 12 for sale of E Build & Truss assets and discontinued operations.

5.  Notes Payable

The following tables summarize the Company’s Notes Payable.

	As of June 30, 2015
Description	Short term	Long term

Convertible notes – related party	$980,779	$—
Less discount to notes payable – related party	(230,905)	—
Convertible notes – related party, net	749,874	—

Convertible notes – non-related party	80,000	—
Less discount to notes payable – non-related party	(69,918)	—
Convertible notes – non-related party, net	10,082	—

Total convertible notes, net of discount of $300,823	759,956	—

Auto notes payable	23,916	69,778
Loan payable - related party	483,911	—
Loan payable – other	399,334	—

	$1,667,117	$69,778

	As of June 30, 2014
Description	Short term	Long term

Convertible notes – related party	$173,041	$—
Less discount to notes payable –related party	(120,561)	—
Convertible notes – related party, net	52,480	—

Convertible notes – non-related party	$120,502	$—
Less discount to notes payable –related party	(29,328)	—
Convertible notes – non-related party, net	91,174	—

Total convertible notes, net of discount of $149,889	143,654	—

Auto notes payable	6,986	2,703
Loan payable - related party	924,677	—
Loan payable – other	484,500	—

	$1,559,817	$2,703

Convertible Notes

The following table is a roll-forward of the Company’s Convertible Notes from July 1, 2013 to June 30, 2015:

		Gross Convertible Notes Payable	Discount on Convertible Notes Payable	Net Convertible Notes Payable

Balance as of June 30, 2013		$6,312,574	$(4,779,674)	$1,532,900

Additions from new convertible notes issued for cash	(1)	1,380,166	(1,380,166)	—
Conversion of other debt to convertible notes	(2)	1,107,793	(1,107,793)	—
Repayment of Convertible Debt in cash		(37,500)	—	(37,500)
Capitalization of Accrued Interest to Convertible Debt	(3)	46,904	(13,500)	33,404
Conversion of convertible notes - principal to common stocks	(4)	(2,440,661)	(1,147,212)	(3,587,873)
Conversion of convertible notes – principal to Preferred C stock	(5)	(6,075,733)	—	(6,075,733)
Accretion of discount to interest expense		—	8,278,456	8,278,456

Balance as of June 30, 2014	(6)	293,543	(149,889)	143,654

Additions from new convertible notes issued for cash	(7)	80,000	(80,000)	—
Original issue discount	(8)	96,515	—	96,515
Additions on convertible inventory note	(9)	1,001,326	(1,001,326)	—
Assignment and assumption of debt	(10)	410,000	(410,000)	—
Repayment of Convertible Debt in cash		(124,559)	—	(124,559)
Conversion of convertible notes – principal to common stock	(11)	(100,518)	—	(100,518)
Forgiveness of Convertible Debt	(12)	(40,000)	—	(40,000)
Settlement of Convertible Debt for common stock	(13)	27,513	—	27,513
Settlement of Convertible Debt for Preferred C stock	(14)	(583,041)	—	(583,041)
Accretion of discount to interest expense		—	1,340,392	1,340,392

Balance as of June 30, 2015	(15)	$1,060,779	$(300,823)	$759,956

Year ended June 30, 2014:

(1)	During the year ended June 30, 2014, the Company issued a total of 19 separate convertible notes totaling $1,380,166 face value and ranging in size from $5,000 to $400,000. The notes were issued with beneficial conversion features and were convertible in to shares of the Company’s common stock at variable prices. Conversion prices were at a discount to the Company’s market price, typically a 40% to 80% discount to the lowest closing market price for either 10, 20, or 60 days prior to any notice of conversion. The Company determined that the beneficial conversion features should be accounted for as a derivative liability and the conversion features were valued at the market value on the date of issuance as described below in derivative liabilities. A debt discount was recorded up to the face value of the debt on the date of issuance. Any excess of fair value of the derivatives over the face value of the notes issued was recorded to interest expense. The notes were issued with stated interest rates of between 6% and 12% annual interest rates and may have included stated minimum interest amounts. All convertible notes issued for cash were issued with conversion features valued in excess of the face value of the notes. A total of $2,157,365 of additional interest expense was recorded as a result of the excess fair value over the face value of the notes.
(2)	During the year ended June 30, 2014, the Company converted $1,107,793 of other notes payable into convertible notes payable at terms consistent with those described above for notes issued for cash described above. Typically, these other notes payable were either purchased by one of several investors in the company who purchased notes from third parties or the notes payable were converted from notes payable which were approaching maturity dates. The Company recorded a debt discount up to the face value of the debt issued. Certain of the notes had the embedded conversion features with fair values in excess of the face value and for those notes, the combined excess fair value, charged to interest expense, was $8,397,730.
(3)	During the year ended June 30, 2014, the Company issued an additional $46,904 in convertible notes for minimum interest payments on notes payable issued for cash or in exchange for other notes payable. These convertible notes were immediately converted into Preferred Stock as part of the June 3, 2014 conversion to Preferred stock for substantially all of the convertible debt outstanding as of that date.
(4)	During the year ended June 30, 2014, the Company converted $2,440,661 of convertible notes into 118,534,114 post-split (2,370,682,283 pre-split) shares of the Company’s common stock as described in Note 9.
(5)	On June 3, 2014, the Company converted substantially all of the convertible notes in existence into 3,959 post-split shares of the Company’s Preferred C stock, as described below in Note 9.
(6)	As of June 30, 2014, the Company had $293,543 of convertible notes consisting of $173,041 issued to Redwood in exchange for the assumption of accounts payable of the Company which were converted into Preferred C Shares during the year ended June 30, 2015, and $120,502 issued to four investors of which were $80,502 were converted to common shares during the year ended June 30, 2015 and $40,000 of which was forgiven.

Year ended June 30, 2015:

(7)	On November 12, 2014, the Company issued a promissory note of $100,000 with an original issue discount of $20,000. Further terms are described further below in “Note Payable - $100,000.”
(8)	During the year ended June 30, 2015, the Company issued promissory notes of $833,333 and $100,000 with original issue discounts of $76,515 and $20,000, respectively.
(9)	On September 16, 2014, the Company issued a promissory note of $833,333 with funding used exclusive to purchase inventory that was disbursed from an escrow account. The Company drew $765,151 for purchased and was charged $236,175 for late payment penalties. This note is further described below in “Inventory Note Payable - $833,333.”
(10)	On May 15, 2015, the Company issued a $410,000 convertible note for the assumption of a note payable to Redwood.
(11)	During the year ended June 30, 2015, the Company converted $88,118 of convertible notes into 14,598,450 shares of common stock.
(12)	During the year ended June 30, 2015, the Company had convertible debt forgiven of $40,000 plus $8,498 of accrued interest.
(13)	During the year ended June 30, 2015, the Company recognized a loss of $27,513 in settlement of a note that was converted into 1,950,000 shares of common stock.
(14)	During the year ended June 30, 2015, the Company issued 5,830 preferred C shares in settlement of $583,041 debt to Redwood, inclusive of the $410,000 convertible note described in (10) above.

(15)	As of June 30, 2015, the Company had $1,060,779 of convertible notes consisting of $980,779 and $80,000 as further described below.

Inventory Note Payable - $833,333

On September 16, 2014, the Company entered into a Securities Purchase Agreement with Dominion Capital, LLC, whereby Dominion agreed to fund the Company with an aggregate of up to $750,000 in Subscription Amount corresponding to an aggregate of up to $833,333 in the form of a 10% Original Issue Discount Senior Secured Convertible Promissory Note due September 16, 2015 and a Common Stock Purchase Warrant for up to 20,000,000 (400,000,000 pre-split) shares. This funding will be used exclusively to purchase lumber and chemicals and is to be dispersed from an escrow account. On September 29, 2014, Dominion transferred and assigned the Note and the Warrant to M2B Funding Corporation. The Note has a fixed conversion price of $0.20 subject to certain adjustments. The Company will repay the Note in monthly installments, with the final payment due on October 16, 2015. The Company plans on using the receivables from the sale of lumber and chemicals to comply with the terms of the repayment schedule. In the event of default, the Note is subject to an increase in the interest rate to eighteen percent (18%) per annum. In accordance with the Agreement, the Company issued a Common stock Purchase Warrant, allowing M2B Funding Corporation the right to purchase up to 20,000,000 post-split (400,000,000 pre-split) shares of Common Stock on September 16, 2015 and expiring on September 16, 2019. The Company purchased all of the 20,000,000 available warrants under this agreement. The exercise price per share of the Common Stock under this Warrant is $0.02 post-split ($0.001 pre-split) subject to certain adjustments. The Warrant may be exercised in whole or in part, at such time by means of a cashless exercise (see note 8). The Common Shares cannot be sold and or assigned for a period of one year from the original Warrant issue date. The note balance was increased by $236,175 as a result of late payment penalties per the agreement. The Company drew $765,151 and paid $78,704 during the year ended June 30, 2015 and recorded discounts totaling $1,001,326, of which $770,421 was amortized at year end representing the fair value of the warrants issued. In May 2015 this investor converted $18,358 into 10,298,450 shares of common stock. The balance of this note at June 30, 2015 is $980,779, inclusive of original issue discount of $76,515. Accrued interest at June 30, 2015 is $135,355.

Note Payable - $100,000

On November 12, 2014, the Company entered into, with a private investor, a Promissory Note for $100,000, with an original issues discount of $20,000, for net proceeds to the Company of $80,000 for the purpose of funding operations and for general working capital.  In addition the Company issued 12,500,000 restricted common shares (250,000,000 pre-split). On May 14, 2015, the holder converted $20,000 of this note into 10,000,000 shares of common stock. The conversion represented a substantial modification of the note’s original terms and as a result the Company recognized a loss of $47,000. The note was in default on May 15, 2015. Default provisions included additional interest at 18%. The balance of this note at June 30, 2015 is $80,000. Accrued interest at June 30, 2015 is $1,815.

Derivative Liabilities:

During the years ended June 30, 2015 and 2014, the Company issued convertible notes, convertible preferred stock, warrants, and stock options that can be converted to common stock in connection with raising equity and debt financing and granting compensation. As of June 30, 2015 and 2014, the Company’s number of potential common shares plus the number of actual common shares outstanding (“Committed Shares”) exceeded the number of common shares authorized to issue in accordance with ASC 815-40-19 “Contracts in Entity’s Own Equity”. The number of outstanding common shares plus the potential common share liability has exceeded the amount of authorized shares, therefore the Company has to employ ASC 815-40-19 (“ASC 815”) to value common share equivalents potentially issuable to settle conversions of convertible notes, convertible preferred shares and exercise of options and warrants.

The Company values its derivative financial instruments, consisting primarily of embedded conversion features for its stock options, warrants, convertible debt, and convertible preferred stock at issuance at fair value and revalues its derivative financial instruments at the end of each reporting period or in the case of any conversion or modification of terms, at the date of any such modification or conversion. Any change in fair value is charged to earnings of the period where the derivative financial instrument is modified or converted. The fair values of the embedded conversion features for the stock options, warrants, convertible debt, and convertible preferred stock were determined using the Black-Scholes option pricing model.

The ranges of inputs (or assumptions) the Company used to value the derivative liabilities at note or equity issuance, conversion dates, and at period end during the year ended June 30, 2015 were as follows:

(1) dividend yield of 0%

(2) expected daily volatility of 13.24% to 36.98%

(3) risk-free interest rate of 0.23% to 1.85%

(4) expected life of 0.5 days to 3 years, and

(5) estimated fair value of the Company’s common stock of $0.002 to $0.046 per share.

For the year ended June 30, 2015, the Company issued an aggregate of $913,333 of convertible promissory notes net of debt discount, including $100,000 in new convertible notes, and increasing existing notes outstanding balances by $236,175 for additional fees and conversion terms, to various creditors that mature from to September 16, 2014 to May 14, 2015. These notes are convertible into the Company’s common shares, at the holder’s option, at conversion prices equal to the lesser of (a) a “Fixed Price” ranging from $0.002 to $0.20 or (b) an amount ranging from 50% to 60% of the stock’s trading price, defined as the lowest average or actual (range of) (1) one to (5) five trading prices of the (range of) 1 to 20 trading days immediately prior to the date of conversion.

The ranges of inputs (or assumptions) the Company used to value the derivative liabilities at note or equity issuance, conversion dates, and at period end during the year ended June 30, 2014 were as follows:

(1) dividend yield of 0%

(2) expected daily volatility of 8.71% to 27.42%

(3) risk-free interest rate of 0.01% to 0.88%

(4) expected life of 33 days to 2 years, and

(5) estimated fair value of the Company’s common stock of $0.00023 to $0.214 per share ($0.00114 to $0.0107 per share pre-split)

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

For all convertible notes described in the paragraphs above and for the options, warrants and convertible preferred Series C and Series D shares described in Note 8, the fair value of the resulting derivative liability was $14,198,848 and $20,504,553 at June 30, 2015 and June 30, 2014, respectively, with corresponding debt discounts with an aggregate balance of $300,823 and $149,889, respectively.

The following is a roll-forward of derivative liabilities from June 30, 2013 to June 30, 2015:

Balance as of June 30, 2013	$9,179,309

Additions related to embedded conversion features of convertible notes issued	14,208,977
Additions related to embedded conversion features of Preferred C issued	25,630,468
Gain on Debt Extinguishment and reduction of derivative liability at fair value of embedded conversion features of Convertible Debt converted into Preferred C Stock	(14,478,476)
Conversion of convertible debt to common stock	(5,720,189)
Gain on decrease in value of derivative liabilities	(8,317,611)
Issuance of Options, net of change in fair value	2,075

Balance as of June 30, 2014	20,504,553

Additions related to embedded conversion features of convertible notes issued	3,400,061
Additions related to embedded conversion features of Preferred C Stock issued	3,804,541
Additions related to embedded conversion features of Preferred D Stock issued	8,260,305
Additions related to embedded conversion features of warrants issued	438,590
Additions related to embedded conversion features of stock options issued	27,292
Decrease from extinguishment of convertible note for Preferred C shares	(781,319)
Conversion of convertible debt to common stock	(165,713)
Conversion of Preferred C shares to common stock	(2,701,837)
Other decreases	(3,350)
Gain on decrease in value of derivative liabilities	(18,584,275)

Balance as of June 30, 2015	$14,198,848

Auto Notes Payable

The Company entered in an auto loan agreement on November 7, 2011 to purchase a Ford 150 pickup truck.  The principal amount of the loan is $27,095 and the interest rate 9.99%.  The loan matured on October 7, 2015.  The Company was making auto loan payments of $690 per month.  At June 30, 2015 and 2014, the balances of the auto loan were $3,862 and $6,986 (all current maturities), respectively.

The Company entered in an auto loan agreement on September 13, 2014 to purchase a Ford Raptor F150 pickup truck.  The principal amount of the loan is $105,284 and the interest rate 5.49%.  The loan matures on November 13, 2019.  The Company is making auto loan payments of $1,671 per month.  At June 30, 2015 the balance of the auto loan was $89,832.

Maturities of auto notes payable over the next 5 years are as follows:

Year ending June 30,
2016	$23,916
2017	20,054
2018	20,054
2019	20,054
2020	9,616
93,694
Less current maturities	(23,916)

Long-term portion	$69,778

Loans Payable – Other at June 30, 2015 consist of:

Secured Promissory Note - $44,500

At June 30, 2012, the Company was indebted for $44,500 for amounts received in prior years for operating expenses in exchange for a secured promissory note from a third party entered into during 2010. This amount was due on demand and non-interest bearing. No payments were made on this note during the fiscal years ending June 30, 2015 and June 30, 2014, leaving balances of $44,500 at June 30, 2015 and June 30, 2014.

Inventory Note Payable – up to $1,200,000

On July 18, 2014, the Company signed a Secured Revolving Promissory Note for up to One Million Two Hundred Thousand Dollars ($1,200,000) with an investor to facilitate purchase of inventory for orders from the Company’s material customer. The note is secured by the inventory. Repayment of the note is facilitated by the assignment of the accounts receivable directly from the Company’s material customer to the investor. The initial term of the note is for six months with an option to extend for an additional six month period. The note will bear an 18% interest rate per annum with a maximum default interest of 24% per annum. Within three (3) Business Days after the date of this Note, the Company shall deliver to Payee a Warrant, in a form acceptable to Payee, exercisable for 900,000 (18,000,000 pre-split) shares of the Company’s Common Stock at a price per share equal to the closing price of the Common Stock on the trading day prior to the date of such Warrant. Upon receipt of such Warrant, Payee shall execute a 12-month lock-up agreement in customary form and reasonably acceptable to Payee, currently no warrant or lock-up agreements have been issued or executed. During the year ended June 30, 2015 the Company drew $504,593 in payments made on behalf of the Company to its suppliers and the Company’s customers repaid $321,137 during the year ended June 30, 2015.  The balance of the note as of June 30, 2015 is $ 183,456. This note has not been renewed at the six month anniversary. No payments have been made after June 30, 2015.

Lease in Default - $151,275

Effective April 1, 2015 through June 30, 2015, the Company incurred $151,275 due to a default on their facilities lease. The default rate on the lease is 10%. No repayments were made in that period, leaving a balance of $151,275 due at June 30, 2015.

Future Receivables Sale Agreement

Effective March 6, 2015, the Company entered into an agreement whereby it sold a percentage of its future receivables in exchange for $75,000. Per the terms of this agreement, the Company would repay a total of $102,750 via daily remittance of twelve percent (12%) of its accounts receivable collections and other receipts from the sale of its products and services. Alternatively, the Company could elect to repay $120,750 total via a flat daily remittance of $1,038 (“Alternative Daily Amount”) until that amount is repaid in full. The Company elected to repay $120,750 at the Alternative Daily Amount of $1,038, which gives the agreement the character of a $73,500 note. The interest rate was imputed at 184.23% and the $102,750 purchase price was paid off in July 2015. The balance of the note was $20,103 at June 30, 2015.

Settlement Note - $440,000

At June 30, 2013, the Company had notes totaling $200,000, maturing from due on demand to September 1, 2013, bearing interest ranging from 0% to 12%, with default interest ranging from 0% to 18% and $5,000 per week.  During the year ended June 30, 2014, the Company was in default of the notes and settled with the note holder for an additional $240,000 in interest and further agreed to assign this note at $410,000 with the Company’s Preferred C shareholder under a debt assignment agreement. See note 5.

Loans Payable – Related Party

At June 30, 2013, the Company had a non-interest bearing note payable due to its Chief Executive Officer who is also a Director and significant shareholder with a balance of $509,151. During 2014, the Company paid $128,824, leaving a balance of $380,327 at June 30, 2014. Effective June 15, 2015, this debt was forgiven in connection with the termination of the Chief Executive Officer’s Employment Agreement described in note 6.

At June 30, 2013, the Company had interest bearing notes payable due to its Chief Technical Officer with a balance of $95,000. During the year ended June 30, 2014, the Company paid $10,000, leaving a balance of $85,000 at June 30, 2014. During the year ended June 30 2015, the Company paid $40,000, leaving a balance of $45,000 at June 30, 2015.

On February 14, 2014 the Company entered into a Note agreement with a shareholder greater than 10% for $500,000 for the purpose of purchasing inventory. The note is secured by the Company’s inventory and is to be repaid out of the proceeds of the subsequent inventory sales. The note was due May 14, 2014 and was extended until March 31, 2015. The Note carries minimum interest of $45,000 for the initial term and an additional $45,000 of interest for the extension of the due date. During the year ended June 30, 2014 a total of $193,651 was repaid leaving a balance due of $306,349 as of June 30, 2014. During the year ended June 30, 2015, $220,438 was repaid, leaving a balance due of $85,911 as of June 30, 2015. No payments have been made after June 30, 2015.

On April 11, 2014, the Company entered into a Note agreement with a shareholder greater than 10% for $250,000 for the purpose of funding operations and for general working capital. The Note carries minimum interest of $22,500 and the note was due July 1, 2014 and was extended until March 31, 2015. The Company made a partial draw-down of the Note for $150,000 during the year ended June 30, 2014. During the year ended June 30, 2015, no additional draw-downs were made. No payments have been made after June 30, 2015.

On November 19, 2014, the Company entered into, with a greater-than 10% investor who is considered a related party, a Promissory Note for $100,000 with annual interest of 6% for the purpose of funding operations and for general working capital.  In addition the Company issued 12,500,000 (250,000,000 pre-split) restricted common shares. The note was due on February 19, 2015. As of May 18, 2015 the Company has extended the note to August 21, 2015 with the agreement to issue, prior to the new maturity date, an additional 25,000,000 common shares post-split adjusted. No payments have been made after June 30, 2015.

On January 16, 2015 the Company entered into an additional promissory note with greater-than 10% investor noted above for $20,000 with annual interest of 6%. This note was due on July 16, 2015. In addition the Company issued 30,000,000 restricted common shares. No payments have been made after June 30, 2015.

On March 25, 2015, the Company entered into, with a shareholder greater than 10%, a Promissory Note for $20,000 with annual interest of 6% for the purpose of funding operations and for general working capital.  The note was due on April 24, 2015. Default interest of an additional 10% per annum on the original loan amount will accrue if the repayment term goes beyond 30 days. No payments have been made after June 30, 2015. Additionally, the Company borrowed an additional $3,000 from this same party at 0% and no terms of repayment.

On April 2, 2015, a shareholder greater than 10% loaned the company $60,000 on a secured promissory note with a 6% per annum interest rate and a 30 day maturity date.  Default interest of an additional 10% per annum is incurred on this note if repayment is not made by July 2, 2015. No payments have been made after June 30, 2015.

6.  Related Party Transactions

See also Note 5 for Loans payable – related parties and equity issuances in Note 8.

Employment Agreement – President and Chief Executive Officer

Effective November 1, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer for a term of five (5) years and shall be renewed automatically for succeeding terms of one (1) year each (“Renewal Terms”) unless either party gives notice to the other at least 30 days prior to the expiration of any term of said party’s intention not to renew this Agreement.  Key provisions of the agreement include:

(a)	Annual salary of $300,000

(b)	Cash bonus of $300,000 in the event that gross sales for the fiscal year ending June 30, 2014 exceed $25,000,000, subject to certain limitations. If the company achieves 80% of the bonus target then the employee is entitled to 50% of the defined bonus for the defined period.

(c)	Additional cash bonus of $300,000 in the event that gross sales for the fiscal year ending June 30, 2015 exceed $50,000,000, subject to certain limitations. In addition when the aforementioned gross sales targets are obtained the employee will be eligible for a 20% increase in salary year over year.

(d)	Option grants to purchase 60,000 (1,200,000 pre-split) shares of the company’s common stock at an exercise price of $2.00 per share ($0.10 pre-split), expiring April 1, 2016 (five-year life). Such options will vest over a two-year period. These options were valued at $6,984, as determined using the Black-Scholes option-pricing model using a risk free rate of 1.37%, volatility of 149% and a trading price of the underlying shares of $0.16 ($0.008 pre-split).

(e)	Severance pay is due the President upon separating from service, with or without cause, equaling his then current monthly salary multiplied by the number of full years that the President has been employed with the Company prior to separation.

Effective June 15, 2015, this agreement and the loan payable described in note 5 was terminated in exchange for the following:

(a)	Severance payments totaling $37,500, to be paid in 3 monthly installments of $12,500 each, payments made 30, 60, 90 days after the effective date of the agreement.

(b)	An option to purchase shares of Common Stock equal to one percent (1%) of the total number of shares outstanding on the date of grant with an exercise price equal to the closing bid price on the date of grant ($0.0038 per share), and expiration date of ten (10) years from the date of issuance. A total of 5,786,227 options were granted under these terms. The options vest fifty percent (50%) on the effective date of the agreement, with the remaining fifty percent (50%) vesting six (6) months after the effective date of the agreement. The options were valued at $21,987, as determined using the Black-Scholes option-pricing model using a risk free rate of 2.35%, volatility of 257% and a trading price of the underlying shares of $0.038. Effective with the President’s termination a total of 30,000 Series A preferred shares were cancelled. See note 8.

The termination and exchange transaction was accounted for as an extinguishment of debt. As a result, Additional Paid-in Capital was increased by $1,089,505. No gain was recognized on the transaction since it was with a related party.

Accrued compensation due the president at June 30, 2014 totaled $782,882. Compensation charged to operations during the year ended June 30, 2014 on the option granted totaled $4,365. The CEO also had 800,000 options granted from the previous employment agreement (see note 8).

Employment Agreement –Chief Technical Officer

Effective November 1, 2013, the Company entered into an employment agreement with its Chief Technical Officer or “CTO” for a term of five (5) years and shall be renewed automatically for succeeding terms of one (1) year each (“Renewal Terms”) unless either party gives notice to the other at least 30 days prior to the expiration of any term of said party’s intention not to renew this Agreement.  Key provisions of the agreement include:

(a)	Annual salary of $250,000

(b)	Cash bonus of $250,000 in the event that gross sales for the fiscal year ending June 30, 2014 exceed $25,000,000, subject to certain limitations. If the company achieves 80% of the bonus target then the employee is entitled to 50% of the defined bonus for the defined period.

(c)	Additional cash bonus of $250,000 in the event that gross sales for the fiscal year ending June 30, 2015 exceed $50,000,000, subject to certain limitations. In addition when the aforementioned gross sales targets are obtained the employee will be eligible for a 20% increase in salary year over year.

(d)	Option grants to purchase 40,000 (800,000 pre-split) shares of the company’s common stock at an exercise price of $2.00 per share ($0.10 pre-split), expiring April 1, 2016 (five-year life). Such options will vest over a two-year period. These options were valued at $4,656, as determined using the Black-Scholes option-pricing model using a risk free rate of 1.37%, volatility of 149% and a trading price of the underlying shares of $0.16 ($0.008 pre-split).

(e)	Severance pay is due the CTO upon separating from service, with or without cause, equaling his then current monthly salary multiplied by the number of full years that he has been employed with the Company prior to separation.

Accrued compensation due the Chief Technical Officer at June 30, 2015 totaled $634,011. Compensation charged to operations during the year ended June 30, 2015 on option grants totaled $554.

Accrued compensation due the Chief Technical Officer at June 30, 2014 totaled $610,153. Compensation charged to operations during the year ended June 30, 2014 on the option grants totaled $2,910. The CTO also had 20,000 (400,000 pre-split) options granted from a previous employment agreement.

7.  Fair Value of Assets and Liabilities

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

8.  Stockholders' Deficit

Preferred Stock

Series A Preferred Stocks:

On January 27, 2014 the Board of Directors authorized 30,000 shares of Class A Preferred Stock with a par value of $0.001 per share.

The terms of the preferred series A shares are as follows:

•	Series A Preferred stock is not convertible.
•	Each share of Series A Preferred stock is entitled to 100,000 votes on matters that the holders of the Company's common stock may vote.
•	The Series A Preferred stock is redeemable by the company for no consideration at any time.
•	The Series A Preferred stock cannot vote on election or removal of directors.
•	The Series A Preferred stock has no stated dividend rate and has no liquidation preference.

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

Effective with the Chief Executive Officer’s termination on June 15, 2015, a total of 30,000 Series A preferred shares were cancelled (note 6). There were no issuances of Series Preferred A stock during the year ended June 30, 2015.

The following table provides the activity of the Company’s preferred A stock for the year ended June 30, 2015:

Balance as of June 30, 2014	30

Preferred A Stock issued for cash	—
Preferred A Stock issued for debt assumption	—
Preferred A Stock cancelled	(30)
Preferred A Stock converted into Common Stock	(—)

Balance as of June 30, 2015	-

Series B 12% Convertible Preferred Stock:

On February 26, 2014 the Board of Directors authorized 6,750 shares of Class B Preferred Stock (“Preferred B Stock”) with a par value of $0.001. On April 17, 2014, an additional 2,500 shares of Preferred B Stock with a par value of $0.001, for a total authorized and issued amount of 9,250.

The terms of the Preferred B Stock are as follows:

•	The Preferred B Stock shall have no voting rights.
•	The Preferred B Stock convertible at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.
•	The Preferred B Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year.
•	The Preferred B Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

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

On June 3, 2014, all 9,250 shares of the Preferred B Stock were converted into an equal number of shares of the Company’s Series C Convertible Preferred Stock as described below. There were no Preferred B shares outstanding at June 30, 2015 and June 30, 2014.

Series C 12% Convertible Preferred Stock:

On May 30, 2014, the Company authorized 120,000 shares of a newly-created Series C 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred C Stock”).

The terms of the Preferred C Stock are as follows:

•	The Preferred C Stock shall have no voting rights.
•	The Preferred C Stock is convertible at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.
•	The Preferred C Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that are not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. As of June 30, 2015, the Company has accrued dividends on Preferred C Stock in the amount of $431,376. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred C Stock.
•	The Preferred C Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

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

Preferred C Stock issued for cash

During the year ended June 30, 2015, the investors purchased 10,000 shares of Preferred C Stock for $1,000,000 of cash.

Preferred C Stock issued for debt assumption

During the year months ended June 30, 2015, at total of 10,771 shares of Preferred C Stock were issued to investors for debt assumption.  In exchange for 4,941 of these shares, $494,172 of accounts payable was assumed by one investor. Additionally, in exchange for the remaining 5,830 shares, a convertible note with a balance of $590,428 was exchanged for Preferred C shares by the same investor.

Preferred C Stock, have been valued similar to the convertible notes, comprising a part of the derivative liability which is calculated using the Black-Scholes option pricing model. The range of inputs (or assumptions) the Company used to value the derivative liabilities at date of issuances, conversion dates, and at period end during the years ended June 30, 2015 and June 30, 2014 are disclosed under the derivative liabilities section (See Note 5).

The following table provides the activity of the Company’s preferred C stock for the year ended June 30, 2015:

Balance as of June 30, 2014	94,394

Preferred C Stock issued for cash	10,000
Preferred C Stock issued for debt assumption	10,771
Preferred C Stock converted into Common Stock	(10,725)

Balance as of June 30, 2015	104,440

During the year ended June 30, 2015, according to the conversion terms described above, the investors converted 10,725 shares of Preferred C Stock representing value of $1,072,500 into 329,098,857 post-split shares of the Company’s Common Stock.

Series D 12% Convertible Preferred Stock:

On March 31, 2015, the Company authorized 10,000 shares of a newly-created Series D 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred D Stock”). Effective July 2, 2015, the Company increased the number of authorized shares to 20,000.

The terms of the Preferred D Stock are as follows:

●	The Preferred D Stock shall have no voting rights.
●	The Preferred D Stock is convertible at any time at 60% of the lowest VWAP of the 30 days leading up to conversion multiplied by the stated value of $100.
●	The Preferred D Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. As of June 30, 2015, the Company has accrued dividends on Preferred D Stock in the amount of $24,563. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred D Stock.
●	The Preferred D Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

Preferred D Stock issued for cash

During the year ended June 30, 2015, investors purchased 9,979 shares of Preferred D Stock for $997,939 of cash.

Common Stock

On March 20, 2015 the Company effectuated a 1 for 20 reverse split of the common stock as ratified by the investors and filed with the secretary of state.

Common Stock Issuances

During the year ended June 30, 2015, the Company issued a total of 448,447,307 shares of its common stock as follows:

	Shares	Amount
Shares issued for cash	37,500,000	$100,000
Shares issued for convertible debt conversions	14,598,450	88,118
Shares issued in settlement of debt	12,250,000	109,000
Shares issued for interest expense and debt discount	55,000,000	262,678
Shares issued for conversion of Preferred C shares	329,098,857	10,725
Total	448,447,307	$570,521

During the year ended June 30, 2014, the Company issued a total of 135,214,417 shares of its common stock as follows:

	Shares	Amount
Shares issued for cash	11,583,334	$610,000
Shares issued for accrued compensation	2,500,000	700,000
Shares issued for services	1,250,000	42,500
Shares issued for convertible debt conversions	118,534,115	2,595,661
Shares issued in lieu of interest	1,777,404	128,285
Shares issued for conversion of Preferred C shares	1,594,564	36,400
Total	137,239,417	$4,112,846

Treasury Stock

As of July 1, 2013, the Company held 2,694,942 (53,898,837 pre-split) shares of common stock as treasury stock, resulting in 24,961,093 (499,221,857 pre-split) shares issued and 22,266,151 (445,323,020 pre-split) outstanding shares.

During the year ended June 30, 2014, the Company reissued 1,261,895 (25,237,902 pre-split) shares of common stock for $25,238 to the Chief Executive Officer and Chief Technical Officer, and retired 2,025,000 (40,500,000 pre-split) shares for $40,500 related to the retirement of shares for the convertible notes conversion and line of credit assumption discussed in Note 5 above, both of which dollar amounts have been recorded in paid in capital. The Company held 1,433,046 (28,660,935 pre-split) shares of common stock as treasury stock as of June 30, 2014 and June 30, 2015. There were no treasury stock transactions during the year ended June 30, 2015.

Warrants

In December 2013, the Company granted warrants to Emergent Capital to purchase 25,000,000 shares of its common stock.  The warrants have an exercise price of $0.0012 per share and were scheduled to expire in 2 years. On January 26, 2015, by mutual agreement the Company and Emergent Capital have formally agreed to immediately expire and terminate the 25,000,000 warrants.

As discussed in note 5, the Company issued a Common Stock Purchase Warrant, allowing M2B Funding Corporation the right to purchase up to 20,000,000 post-split (400,000,000 pre-split) shares of Common Stock on September 16, 2015 and expiring on September 16, 2019. The exercise price per share of the Common Stock under these warrants is $0.02 post-split ($0.001 pre-split) subject to certain adjustments. The 20,000,000 warrants were valued at $438,590 using the Black-Scholes Option Model with a risk free interest rate of 1.78%, volatility of 261.05%, and trading price of $0.022 ($0.00111 pre-split) per share.

The following is a schedule of warrants outstanding as of June 30, 2015:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, June 30, 2013	-	$-	-
Warrants issued	25,000,000	-	-
Warrants expired	-	-	-
Warrants cancelled	-	-	-
Balance, June 30, 2014	25,000,000	$0.00	1.42 years
Warrants issued	20,000,000	$0.02	5.0 years
Warrants expired	-	-	-
Warrants cancelled	(25,000,000)	-	-
Balance, June 30, 2015	20,000,000	$0.02	4.21 Years

As of June 30, 2015, all of the 20,000,000 warrants were fully exercisable.

Options

In December 2013, the Company granted options to its President to purchase 1,200,000 shares of its common stock and options to its Chief Technical Officer to purchase 800,000 shares of its common stock. The 2,000,000 options have an exercise price of $0.10 per share and expire in 5 years.

As discussed in note 6, the Company granted options to its Chief Executive Officer as in connection with his termination agreement. A total of 5,786,227 options were granted based on the number of shares of Common Stock equal to one percent (1%) of the total number of shares outstanding on the date of grant. The options have an exercise price equal to the closing bid price on the date of grant ($0.0038 per share) and an expiration date of ten (10) years from the date of issuance. A total of 5,786,227 options were granted under these terms. The options vest fifty percent (50%) on the effective date of the agreement, with the remaining fifty percent (50%) vesting six (6) months after the effective date of the agreement. The options were valued at $21,987, as determined using the Black-Scholes option-pricing model using a risk free rate of 2.35%, volatility of 257% and a trading price of the underlying shares of $0.038.

The following is a schedule of options outstanding as of June 30, 2015:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance, June 30, 2013	1,200,000	$2.00	3.75 Years	-
Options granted	2,000,000	$0.17		-
Options cancelled/expired	-	-	-	-
Balance, June 30, 2014	3,200,000	$0.01	2.01 Years	$-
Options granted	5,786,227	$0.0038		-
Balance, June 30, 2015	8,986,227	$0.0089	9.98 Years	$-

As of June 30, 2015, a total of 3,200,000 of the 5,946,227 options were fully vested. Compensation expense of $16,299 remaining, will be recognized over the remaining lives of the options.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	June 30,
	2015	2014
Current expense – Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	-	-

Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	-	-

U.S statutory rate	34.00%	34.00%
Permanent differences	43.00%	43.00%
Less valuation allowance and other	-48.3%	-48.3%
Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	June 30,
	2015	2014
Deferred tax assets
Bad debt reserve	$59,215	$58,668
Stock based compensation	4,179,570	3,526,430
Net operating losses	25,458,015	25,491,971
Inventories	245,487	245,207
Payroll and taxes payable	2,751,328	1,660,732
	32,693,615	30,983,288
Deferred tax liability
Accumulated depreciation	453,938	419,642

Net deferred tax assets	32,239,676	30,563,646
Less valuation allowance	(32,239,676)	(30,563,646)
Deferred tax asset - net valuation allowance	$-	$-

The Company has incurred operating losses of $74,876,514 which, if unutilized, will expire through to 2035. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

10.  Commitments and Contingencies

Lease commitments

Real Estate Lease – Vista, California

In June 2009, the Company entered into an agreement to lease warehouse and office facilities for three years subsequently extended for an additional five year term. Facilities include a 3,500 square foot building with a detached 1,200 square foot warehouse, retail showroom of 1,500 square feet and lumber yard of 1 acre. The details on the lease are as follows:

1.	Base rentals - $13,704.50 per month.
2.	Base rental increase of 3% per year are incorporated in lease modification.
3.	Company is responsible to pay its proportionate share of property taxes, insurance and common area maintenance – estimated at $875 per month
4.	Termination date – September 30, 2017
5.	Renewal Option – No
6.	Security Deposit - $5,500.

Rent expense related to this lease was $135,925and $171,029 for the fiscal year ended June 30, 2015 and 2014, respectively.

Real Estate Lease-Fairlawn, New Jersey

In June 2014, the company entered into a lease of a manufacturing facility in Fairlawn New Jersey.

1.	Base rental is $9,244 per month.

2.	Base rental is increased by 3% annually.

3.	Company is responsible to pay its proportionate share of property taxes, insurance and common area maintenance.

4.	Termination date – May 31, 2019

5.	Renewal Option – Five years.

6.	A security deposit equal to two month’s rent or $18,844 was paid.

Rent expense related to this lease was $121,212 in 2015.

Real Estate Lease – Tacoma, Washington

In April 2015, the company entered into a lease of a manufacturing facility in Tacoma, Washington on a month to month basis. The lease can be terminated by either party with 30 days notice.

1.	Base rentals - $4,676 and will increase should the company rent additional space.
2.	Base rental is increased by the change in the Consumer Price Index (CPI) annually.
3.	Initial security deposit is $14,029.

Rent expense related to this lease was $12,814 in 2015

Real Estate lease-Augusta Georgia

On June 30, 2015, the company entered a lease for a manufacturing facility in Augusta, Georgia.

1.	Base rentals-$3,000 per month.
2.	Lease term is one year beginning July 1, 2015.
3.	Security deposit is $1,950.
4.	The company is obligated to pay the pro-rata share of property taxes.
5.	The company has the option to renew the lease for an additional year with 90 days written notice.

Real Estate Lease – Colton, California

In January 2010, the company entered into a lease of a manufacturing facility in Colton, CA for nine months. This lease was renewed in November 2010 for five years at a rate of $17,391 per month from December 2011 to November 2012. The lease rate will be increased by 3% effective beginning in December 2012.

1.	Base rentals - $17,780.85 per month for period January 2014 to December 2014.
2.	Base rental is increased by 3% annually.
3.	Company is responsible to pay its proportionate share of property taxes, insurance and common area maintenance – estimated at $5,000 per month
4.	Termination date – November 30, 2015
5.	Renewal Option – with the mutual consideration of both Lessor and Lessee, with terms to be mutually determined by both parties.
6.	No security deposit for this facility is in existence at this time.

Rent expense related to this lease was $341,694 and $298,776 for the fiscal year ended June 30, 2015 and 2014, respectively.

This lease was cancelled in January 2015 and operations were ultimately moved to Tacoma, Washington.

Real Estate Lease – Salem, Oregon

In October 2011, the company entered into an agreement to lease the coating facility for 5 years with a security deposit of $5,796. The lease rate will be $2,500 from November 2011 to April, 2012 per month and $5,000 beginning in May to November 2012 per month. In December 2012, the rent will be increased by 3% per year.

1.	Base rentals - $5,000 per month beginning May 2012.
2.	Base rental is increased by 3% annually.
3.	Termination date – September 30, 2017

4.	Renewal Option – with the mutual consideration of both Lessor and Lessee, with terms to be mutually determined by both parties.
5.	Security Deposit - $5,500.

Rent expense related to this lease was $52,147and $61,800 for the fiscal year ended June 30, 2015 and 2014, respectively.

This lease was canceled in April, 2015 and operations were consolidated at the Tacoma, Washington facility.

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

Rent expense related to this lease was $61,874 and $60,750 for the fiscal year ended June 30, 2015 and 2014, respectively.

The Company is no longer obligated for this lease as this was related to a subsidiary “Eco Truss, which was sold in May, 2015. See discontinued operations footnote.

Rent Disclosure:

	Fairlawn NJ	Tacoma WA	Augusta GA	Vista, CA	Total

2015	121,212	12,814	0	174,954	308,980
2016	124,848		36,000	174,954	335,802
2017	128,553			174,954	303,507
2018	132,409			43,739	176,408
2019	125,016				125,016
Thereafter
	632,038	12,814	36,000	568,601	1,750,061

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

All parties agree;

•       The “Buyer” has changed their corporate name from EcoBlu Products, Inc to Eco Building Products, Inc. and this change has no impact on the validity or assignment of the contract other than a corporate name change.

•       To modify section 1.3 Rights to use Product Technology - sub section (A) to substitute the sentence defining “of and rights within the USA and Canada to use the Product as a component of the Enhanced Products” to now state “of and rights within the Entire World to use the Product as a component of the Enhanced Products” the change from USA and Canada to Entire World or Worldwide also effects language in section D.

•       All parties agree that the original agreement referenced hereto and the modifications as defined in this Amendment are in good standing.

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

Matter’s in litigation during the current period, was the case of Trical Construction, Inc. v. Eco Building Products. The nature of the litigation involved Trical’s claim that it suffered various construction delays and other damages from Eco Building Products in connection with the construction of a 77 unit apartment building. The matter was ultimately resolved by settlement on August 1, 2014 in the amount of $180,564.50, with payment of $30,000.00 by Eco Building Products to Trical on that date and scheduled payments of $10,000 each month beginning on November 1, 2014 through February 1, 2016. No payments have been made since June, 2015, and the current balance is $123,065. The Company is in default on the payment arrangement.

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

11.  Subsequent Events

Effective July 29, 2015, the Company entered into an agreement whereby it sold a percentage of its future receivables in exchange for $225,000. Per the terms of this agreement, the Company would repay a total of $309,375 via daily remittance of a percentage of its accounts receivable collections and other receipts from the sale of its products and services. Pursuant to the terms of the agreement, the Company elected to repay $225,000 total via a flat daily remittance of $2,163 until that amount is repaid in full. The Company has made payments totaling $142,949 from July 1, 2015 to November 5, 2015 on this agreement.

Effective September 16, 2015, the Company entered into a second agreement whereby it sold a percentage of its future receivables in exchange for $61,600 ($70,000 less a $6,300 setup fee and a $2,100 broker fee). Per the terms of the agreement, the Company is to repay a total of $96,260 via a flat daily remittance of $1,019 until that amount is repaid in full. The Company has made payments totaling $22,418 from July 1, 2015 to November 5, 2015 on this agreement.

Effective September 28, 2015, the Company entered into a third agreement whereby it sold a percentage of its future receivables in exchange for $120,000. Per the terms of the agreement, the Company is to repay a total of $153,000 via a flat daily remittance of $1,196 until that amount is repaid in in full. The Company has made payments totaling $2,391 on this agreement to-date.

Pursuant to a default on a note dated November 19, 2014 and due August 21, 2015, a greater-than 10% investor who is a related party is due 15,000,000 shares of common stock.

During the period from July 1, 2015 to November 5, 2015, an investor converted $19,500 of his convertible note balance into 60,000,000 shares of common stock. A second investor converted approximately $26,304 of convertible debt into 84,767,042 shares of common stock during the same period.

From July 1, 2015 to October 20, 2015, the Company issued 5,488 series D preferred shares to investors for a total of $548,833 in gross proceeds.

From July 1, 2015 to November 6, 2015, according to the conversion terms of the series C preferred shares, the investors converted 2,790 shares of Preferred C Stock representing a value of $279,002 into 1,308,801,104 shares of the Company’s Common Stock.

In July 2015, we entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Eco Prime, LLC. The Settlement Agreement resolves any disputes arising from the Limited Asset Purchase Agreement entered into between the parties on March 19, 2014. Pursuant to the terms of the Settlement Agreement, we paid One Hundred Thousand Dollars ($100,000.00) to acquire the assets from EcoPrime and released each party from any liability under the March 2014 agreement. In order to fund the $100,000 payment, we entered into a Promissory Note with Redwood Management LLC dated July 14, 2015. Pursuant to the terms of the note, it had a 60-day maturity and a flat 25% interest rate. The note was due on September 14, 2015 but, to date, has not been paid off and is currently in default.

12. Discontinued Operations

On April 15, 2015, the company completed the sale of E Build & Truss to former employees of the company. In exchange for certain assets, the purchaser accepted $112,102 of liabilities related to E Build and Truss. As such, this has been accounted for as a discontinued operation in the June 30, 2015 financial statements. The company has recorded a loss from discontinued operations of $216,164 as a result of this transaction, which is comprised of $363,500 in revenues, $44,702 in gain on asset sale and $624,366 in costs and expense. Included in the $1,148,229 of liabilities from discontinued operations in 2015 are $205,113 in accounts payable and $943,116 in accrued expenses related to E Build and Truss.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2015, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

1.	Up until June 15, 2015, the Company’s board of directors did not have an audit committee, independent director or member with financial expertise which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting.
2.	The Company does not have sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to its size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.
3.	Manual process of the tracking and process of our inventory.

In light of the material weaknesses, the management of the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America.  Accordingly, we believe that our consolidated financial statements included herein fairly present, in all material respects, our consolidated financial condition, consolidated results of operations and cash flows as of and for the reporting periods then ended.

Remediation of Material Weaknesses

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above. We have already adopted an Audit Committee Charter and appointed independent members from our Board to an Audit Committee and our Chairman of the Audit Committee has sufficient financial expertise. In addition, we have hired a part-time CFO with SEC reporting experience

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officer and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and
·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 1992 and SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, as of June 30, 2015, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2015.

To address the material weaknesses set forth above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management's report in this annual report.

Changes in Internal Controls over Financial Reporting

We have hired a part-time Chief Financial Officer and appointed independent members to our Board of Directors to oversee the financial reporting of our operations. Other than these two items, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth each of our directors name, age, position and office.  Each of their current terms as our directors expires at our next annual shareholder meeting.

Name	Age	Position
Tom Comery	61	Chief Executive Officer, Principal Executive Officer and Director
Randall Smith, CPA*	60	Chief Financial Officer
Mark Vuozzo	50	Chief Technical Officer
Gerald M. Czarnecki	75	Director
Judith Muhlberg		Director

* Randall Smith was hired on August 18, 2015, as our Chief Financial Officer on a part-time basis. He devotes approximately 20 hours per week to our company.

All executive officers are elected by the Board of Directors and hold office until the next annual meeting of shareholders, or until their successors are duly elected and qualified.

The following is information on the business experience of each director and officer.

Tom Comery, Chief Executive Officer and Director

Mr. Comery, age 61, has been a director of Eco Building Products, Inc. since April 6, 2015 and comes to Eco Building Products, Inc. with 30 years of building products manufacturing and distribution experience.  He has broad business experience including mid-market CEO; supply chain and specialty product management at the Fortune 500 Group Director level; mid-market sales and marketing as well as accounting management.  In 2009/2011 he was SVP of Building Material Distributors, Inc. with full P&L responsibility of a multi-state, multi-warehouse wholesale distribution business focused on commodity and specialty building products, forest products and imported metal fencing and fasteners.  In 2012/2013 Mr. Comery led a green-field start-up in the LED lighting space as President and CEO of B-Efficient, Inc. serving the commercial, residential and industrial markets.   Most recently he was SVP of Sales for Leedo Manufacturing, the largest supplier of kitchen and bath cabinetry to the new construction multi-family housing industry.

Throughout his career Mr. Comery has successfully led two start-ups and two turnarounds.

The Company and Mr. Comery have not finalized the terms of the employment and have not entered into a formal engagement agreement but expect to work out the terms and finalize an employment agreement in the near future.

No family relationship has ever existed between Mr. Comery and the Company.

Randall Smith, Chief Financial Officer

Mr. Smith, age 60, has assisted companies with all aspects of strategic business planning, forecasting, mergers and acquisitions, fund raising, and business restructuring. He has expertise in international business, publicly-traded companies and new product introductions. Mr. Smith was an auditor with KPMG and achieved the level of Senior Audit Manager. He managed several initial public offerings and two $300 million public bond offerings. Clients included Revlon, US Airways, and the Jack in the Box chain of restaurants.

Mr. Smith was Vice President, Finance and Operations for a digital broadcast software designer and high technology equipment manufacturer. Mr. Smith successfully negotiated the sale of the Company to a U.K. based company with over $300 million in annual revenues.

Mr. Smith has raised private equity and venture capital for a number of companies. He has also completed a reverse merger followed by a PIPE offering with a public company.

He held the position of Chief Financial Officer for Winfield Medical, a high growth, $40 million in annual revenues medical device manufacturing company. Mr. Smith negotiated the acquisition of Ryan Medical, and Infusion Technology, Inc., as well as funding the development and growth of the Company through raising a series of equity and debt financings, including a $6 million line of credit and private placement equity fundings. He was responsible for all aspects of worldwide company management, including: financial, operational, business development, and significant areas of distribution and sales. Mr. Smith was instrumental in the sale of the Company to a U.S. publicly traded medical device manufacturer. He also completed a $5.5 million favorable financing package for a new manufacturing facility on the East coast.

There are no family relationships between Mr. Smith and any director or executive officer of the Company and there are no transactions between Mr. Smith and the Company that would be reportable under Item 404(a) of Regulation S-K.

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

Gerald M. Czarnecki, Director

Mr. Czarencki became a Director of the Company on April 6, 2015 and Chairman of our Board of Directors on June 15, 2015. Mr. Czarnecki is an ex officio member of each of the Audit Committee, Compensation Committee and Governance and Nomination Committee. Mr. Czarnecki has been the Chairman and CEO of The Deltennium Group, Inc., a privately held consulting and direct investment firm, since its founding in 1995. From August 2007 until April 2012, Mr. Czarnecki has served as President and CEO of 02Media, Inc., a private organization providing direct response marketing campaign management and infomercial production, educational and branded entertainment TV programming and Internet marketing campaign management. From April 1, 2007 to January 15, 2008, Mr. Czarnecki served as interim President & CEO of Junior Achievement Worldwide, Inc., where he also serves on the board of directors, and as member of the Executive Committee, and Chairman of its Human Resources, Compensation and Pension Committees. Mr. Czarnecki is a member of the Board of Directors of State Farm Insurance Company and is Chairman of the Audit Committee, and a member of the Board of Directors of State Farm Bank and State Farm Fire & Casualty. He is also a member of the advisory board for Private Capital, Inc. and serves as a member of the Board of Trustees of National University and is Chairman of its Investment Committee. In addition he is Chairman of the Board of National Leadership Institute, a nonprofit organization dedication to facilitating quality leadership and governance in nonprofit organizations; Chairman of the National Association of Corporate Directors - Florida Chapter. Mr. Czarnecki holds a B.S. in Economics from Temple University, and M.A. in Economics from Michigan State University, a Doctor of Humane Letters from National University and is a Certified Public Accountant. Mr. Czarnecki is also the author of five books on Leadership and corporate governance. From June 2003 to April 2010, Mr. Czarnecki served on the Board of Directors of Del Global Technology, Inc., where he also served as the Chairman of its Audit Committee. From June 2006 to February 2010, Mr. Czarnecki served on the Board of Directors of Junior Achievement of South Florida, Inc. Mr. Czarnecki brings to the Board significant experience as a management change agent, corporate leadership, knowledge and experience in the information technology industry, and development of corporate strategy. His experience at companies as large as IBM or as small as the Company have enabled him to understand how to drive best practices across either large or small organizations and creation of a dynamic organization – capable of adapting to the new paradigm of constant change in business.

Judith Muhlberg, Directors

Judith Muhlberg joined the Board of Directors for Eco Building Products on April 8, 2015.  She serves as Chair of the Compensation Committee. As a consultant for strategy execution firm, Gagen MacDonald since 2004, Judith has supported efforts at Fortune 500 companies -- including United Airlines, BASF, Collective Brands, Inc., Estee Lauder, Mars, Novartis Pharmaceuticals Corporation, Dean Foods, Financial Services Roundtable, Air Products and Chemicals, Inc., Deloitte,  Medtronic, Dow Corning, Pfizer and Southern California Gas Company. In 2002, Judith joined the Board of Directors of State Farm Mutual Automobile Insurance Company and served on the Legal Issues, Risk Management, and Corporate Governance and Nominating committees. In 2005, she was the senior vice president of communications for Sprint Nextel for six months, overseeing the merger communications of these two companies and leading a team of some 200 communicators. Throughout her career, Judith built a broad and deep background in two major global industries: aerospace and automotive.  She was senior vice president of communications and a member of the company’s Executive Council at Boeing.  Judith led a 250-strong communications team and, among many successes, directed a strategic global transformation of Boeing’s brand and reputation – from that of a commercial airplane manufacturer to a broad-based aerospace company with 150,000 employees. This transformation was initiated by the merger of McDonnell Douglas and Boeing, in which Judith played a pivotal role in an extensive culture change effort driven by enhanced leadership communications. She is a Member of the Arthur W. Page Society.  In May 2012, Judith was named A&S Outstanding Alumna by the University of Wyoming. Education: Michigan State University, Juris Doctor; University of Wyoming, B.S., Communications; University of Stockholm (Sweden), studied International Economics.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that none of the Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended June 30, 2015 were filed.

Board of Director Meetings and Committees

Up until April 6, 2015, the Board of Directors consisted of a sole director and held no meetings. However, on April 6, 2015, the Board of Directors of Eco Building Products, Inc. (the “Company”) appointed Judith Muhlberg, Gerald M. Czarnecki, Mark Zorko and Tom Comery (together, the “Appointees”) as members of the Board of Directors (the “Board”).  It has been determined by the Company that Ms. Muhlberg, Mr. Czarnecki, Mr. Zorko and Mr. Comery are independent members of the Board pursuant to the required standards set forth in Rule 10A-3(b) of the Securities Exchange Act of 1934, as amended. Then, on June 15, 2015, Mr. Steve Conboy submitted a letter to the Board resigning from the positions of Chief Executive Officer and President and Chairman of the Board, effective immediately. And, most recently, Mark Zorko submitted his resignation from the Board.  The current Board includes Tom Comery, Gerald M. Czarnecki and Judith Muhlberg.

Since the appointment of our independent Board on April 6, 2015, the Board has convened regularly scheduled meetings and has overseen the operations of the business and has regularly asked for updates on sales, marketing and other business operations.

On July 2, 2015, our Board formed three standing committees: (i) audit, (ii) nominating and corporate governance; and (iii) compensation. Actions taken by our committees are reported to the full Board. The Board has determined that all members of each of the three committees are independent under the current listing standards of NASDAQ. Each of our committees has a charter and each charter is posted on our website and attached hereto as an exhibit.

Audit Committee+	Compensation Committee	Corporate Governance and Nominating Committee
Judith Muhlberg	Judith Muhlberg*	Gerald M. Czarnecki*
Gerald M. Czarnecki	Gerald M. Czarnecki	Judith Muhlberg

* Indicates committee chair

+ Mark Zorko was the Audit Committee Chair but has resigned. Gerry Czarnecki is acting as the committee chair until we are able to replace Mr. Zorko.

Audit Committee

Our audit committee, which currently consists of two directors, provides assistance to our Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the company. Our audit committee employs an independent registered public accounting firm to audit the financial statements of the company and perform other assigned duties. Further, our audit committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our audit committee may rely on the reports, findings and representations of the company’s auditors, legal counsel, and responsible officers. Our Board has determined that all members of the audit committee are financially literate within the meaning of SEC rules and under the current listing standards of NASDAQ.

Compensation Committee

Our compensation committee, which currently consists of two directors, establishes executive compensation policies consistent with the company’s objectives and stockholder interests. Our compensation committee also reviews the performance of our executive officers and establishes, adjusts and awards compensation, including incentive-based compensation, as more fully discussed below. In addition, our compensation committee generally is responsible for:

●	establishing and periodically reviewing our compensation philosophy and the adequacy of compensation plans and programs for our directors, executive officers and other employees;

●	overseeing our compensation plans, including the establishment of performance goals under the company’s incentive compensation arrangements and the review of performance against those goals in determining incentive award payouts;

●	overseeing our executive employment contracts, special retirement benefits, severance, change in control arrangements and/or similar plans;

●	acting as administrator of any company stock option plans; and

●	overseeing the outside consultant, if any, engaged by the compensation committee.

Our compensation committee periodically reviews the compensation paid to our non-employee Directors and the principles upon which their compensation is determined. The compensation committee also periodically reports to the Board on how our non-employee Director compensation practices compare with those of other similarly situated public corporations and, if the compensation committee deems it appropriate, recommends changes to our director compensation practices to our Board for approval.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee, which currently consists of two directors, monitors our corporate governance system, assesses Board membership needs, makes recommendations to the Board regarding potential director candidates for election at the annual meetings of stockholders or in the event of any director vacancy, and performs any other functions or duties deemed appropriate by the Board.

Director candidates must have experience in positions with a high degree of responsibility and leadership experience in the companies or institutions with which they are or have been affiliated. Directors are selected based upon contributions that they can make to the company. The company does not maintain a separate policy regarding the diversity of its Board members. However, consistent with its charter, the corporate governance and nominating committee, and ultimately the Board, seeks directors (including nominees for director) with diverse personal and professional backgrounds, experience and perspectives that, when combined, provide a diverse portfolio of experience and knowledge that will well serve the company’s governance and strategic needs.

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

The following table shows for the year ended June 30, 2015 and fiscal year ended June 30, 2014, the compensation awarded (earned) or paid by the Company to its named executive officers as that term is defined in Item 402(a)(2) of Regulation S-K.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus	Option Awards	All Other Compensation	Total ($)

Tom Comery,	2015	$9,615		$	$0	$	$9,615
Chief Executive Officer and Director (1)	2014	$0		$	$0	$	$0

Steve Conboy, President,	2015	$288,461	(3)	$	$10,994	$	$288,461
CEO, CFO Director (2)	2014	$300,000	(4)	$	$6,984	$	$306,987
Principal Executive & Financial Officer

Mark Vuozzo (5)	2015	$250,000	(7)	$	$0	$	$250,000
Chief Technical Officer	2014	$250,000	(6)	$	$4.656	$	$254,656

(1)	Tom Comery was appointed as the Company’s Chief Executive Officer on June 15, 2015.

-	On April 23, 2009, Mr. Steve Conboy assumed the role of President. Effective April 1, 2011, the Company entered into an employment agreement with Steve Conboy, its President and Chief Executive Officer for a term of two years. On June 15, 2015, Steve Conboy resigned from all his positions with the Company and as a member of the Board and entered into an Executive Severance Agreement and General Release of All Claims Agreement (the “Separation Agreement”) on June 15, 2015. The Separation Agreement provides, as consideration for non-solicitation obligations, a general release of any claims of accrued but unpaid salary and the non-revocation of a full release of all claims related to Mr. Conboy’s employment with the Company and cancellation of all of his Series A shares, as follows: (i) a cash payment of $37,500 which will be made in three equal installments of $12,500 on the 30th, 60th and 90th day following the date of the Agreement; and (ii) an option to purchase 5,772,857 shares which equals one percent (1%) of the total number of shares outstanding on the date of the Separation Agreement with an exercise price of $0.0038 (which is the closing price on the date of the grant). This option grants vests as follows: (i) 50% vested immediately; and (ii) 50% vests on December 18, 2015.

55

(2)

Steve Conboy’s compensation for year ended June 30, 2015 amounted to $288,461, of which $93,179 was accrued and subsequently forgiven in connection with the Separation Agreement. In addition, pursuant to the Separation Agreement, all accrued but unpaid compensation due Steve Conboy has been forgiven in full.

(3)	Steve Conboy’s compensation for year ended June 30, 2014 amounted to $300,000, of which $207,372 was accrued and not paid. Total accrued compensation due Steve Conboy at June 30, 2013 totaled $782,882. Compensation charged to operations during the year ended June 30, 2014 on the option granted totaled $6,984.

(4)	In late 2009, Mr. Vuozzo joined ECO Building Products, Inc., as a General Manager and Corporate Secretary. Effective April 1, 2011, the Company entered into an employment agreement with Mark Vuozzo, its Chief Technical Officer for a term of two years.

(5)	Mark Vuozzo’s compensation for year ended June 30, 2015 amounted to $250,000, of which $23,858 was accrued and not paid. Total accrued compensation due Mark Vuozzo at June 30, 2015 totaled $634,011.

(6)	Mark Vuozzo’s compensation for year ended June 30, 2014 amounted to $250,000, of which $186,203 was accrued and not paid.

(7)

Mark Vuozzo’s compensation for year ended June 30, 2015 amounted to $250,000, of which $78,089 was accrued and not paid. Total accrued compensation due Mark Vuozzo at June 30, 2015 totaled $634,011. Compensation charged to operations during the year ended June 30, 2015 on the option granted totaled $0

Employment Agreements

Tom Comery

Mr. Comery was appointed as our Chief Executive Officer as of June 15, 2015. We do not have a formal Employment Agreement finalized with Mr. Comery at this point but we are working towards finalizing it. The Compensation Committee has, however, met and approved the major points of his compensation. Mr. Comery is earning an annual salary of $250,000, provided that the Compensation Committee has agreed to determine whether this should be increased to $275,000 beginning when the quarterly net income is positive. The Company will also pay compensating him $1,700 per month for medical benefits and a $500 per month car allowance. In addition, the Compensation Committee agreed to a $15,000 one-time reimbursement for relocation expenses. Lastly, Mr. Comery will be eligible to participate in the Employee Incentive Compensation Plan upon the Board’s discretion.

Steve Conboy

On June 15, 2015, Mr. Steve Conboy submitted a letter to the Board resigning from the positions of Chief Executive Officer and President and Chairman of the Board, effective immediately on such date.

-	In connection with Mr. Conboy’s resignation, the Company and Mr. Conboy entered into an Executive Severance Agreement and General Release of All Claims Agreement (the “Separation Agreement”) on June 15, 2015. The Separation Agreement provides, as consideration for non-solicitation obligations, a general release of any claims of accrued but unpaid salary and the non-revocation of a full release of all claims related to Mr. Conboy’s employment with the Company and cancellation of all of his Series A shares, as follows: (i) a cash payment of $37,500 which will be made in three equal installments of $12,500 on the 30th, 60th and 90th day following the date of the Agreement; and (ii) an option to purchase 5,772,857 shares which equals one percent (1%) of the total number of shares outstanding on the date of the Separation Agreement with an exercise price of $0.0038 (which is the closing price on the date of the grant). This option grants vests as follows: (i) 50% vested immediately; and (ii) 50% vests on December 18, 2015. A copy of the Separation Agreement is filed as Exhibit 10.7.

Mr. Conboy’s employment agreement has therefore been terminated and the Company is no longer bound by the terms of that agreement.

Mark Vuozzo – Chief Technical Officer

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

57

—

Outstanding Equity Awards at Fiscal Year-End

Steve Conboy:

-	Option grants to purchase 1,200,000 shares of the company’s common stock at an exercise price of $0.10 per share, expiring April 1, 2018 (five-year life). Such options will vest over a two-year period. These options were valued at $6,984, as determined using the Black-Scholes option-pricing model using a risk free rate of 1.37%, volatility of 149% and a trading price of the underlying shares of $0.001.
-	Pursuant to the terms of Conboy’s Separation Agreement, we issued Mr. Conboy an option to purchase 5,772,857 shares which equals one percent (1%) of the total number of shares outstanding on the date of the Separation Agreement with an exercise price of $0.0038 (which is the closing price on the date of the grant). This option grants vests as follows: (i) 50% vested immediately; and (ii) 50% vests on December 18, 2015.

Mark Vuozzo:

-	Option grants to purchase 800,000 shares of the company’s common stock at an exercise price of $0.10 per share, expiring April 1, 2018 (five-year life). Such options will vest over a two-year period. These options were valued at $4,656, as determined using the Black-Scholes option-pricing model using a risk free rate of 1.37%, volatility of 149% and a trading price of the underlying shares of $0.001.

Director Compensation

Prior to the appointment of our independent directors on April 6, 2015, we did not have a formal plan for director compensation and our sole director did not receive any type of compensation for serving as a director for the years ended June 30, 2015 or June 30, 2014.

However, in connection with the appointments to the new independent members of the Board, the Company entered into a Director Agreements with each individual whereby the Company agreed to compensate each individual as follows: (1) a cash retainer of fifteen thousand dollars ($15,000) per calendar year during the period of service, paid in quarterly installments and (2) an additional fifteen thousand dollars ($15,000) per calendar year for each Committee Chairman position that the Director holds; and (3) an equity incentive award as may be determined at the discretion of the Board.

To date, however, the Directors have not received any payment of their Director Compensation that has been earned.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of October 12, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 12, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 12, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 909 West Vista Way, CA 92083.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)		Amount and Nature of Beneficial Ownership of Preferred Stock		Percent of Preferred Stock (2)
5% Shareholders
Sidney J. Lorio (3)
2116 Parkwood Drive
Bedford, TX 76021	61,083,300	(5)	2.9%		0		0%

Directors and
Executive Officers
Tom Comery	0		*	%	0		* %

Gerald M. Czarnecki	0		*	%	0		* %

Judith Muhlberg	0		*	%	0		* %

Steven Conboy (4)	2,424,396		*	%	30,000	(2)	100%

Mark Vuozzo	1,337,500		*	%	0		0%

All directors and officers as a group (3 people)	0		*	%	30,000	(2)	100%
* Less than 1%.

1)	Based on 2,077,190,961 shares of common stock issued and outstanding as of November 6, 2015. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

2)	Based on 30,000 shares of Series A Preferred Stock issued and outstanding as of October 2, 2014. Each share of Series A Preferred Stock has voting rights of 100,000 votes per share. The total aggregate number of votes for the Series A Preferred Stock is 3 billion. Pursuant to the Separation Agreement entered into between the Company and Steve Conboy, Mr. Conboy has agreed to cancel and return all 30,000 shares of Series A Preferred Shares. Accordingly, there are 0 shares of Series A Preferred Shares outstanding.

3)	With respect to the beneficial ownership reporting by Mr. Lorio, 148,000,000 shares of Common Stock are jointly held by Sidney Jr. Lorio, Jr. and Gloria Lorio JTWROS. Gloria Lorio is Mr. Lorio’s wife.

4)	Steve Conboy resigned on June 15, 2015. In connection with his resignation, he agreed to cancel all 30,000 shares of Series A Preferred Stock. In addition, in connection with his Separation Agreement, he was granted an option to purchase 5,772,857 shares which equals one percent (1%) of the total number of shares outstanding on the date of the Separation Agreement with an exercise price of $0.0038 (which is the closing price on the date of the grant). This option grants vests as follows: (i) 50% vested immediately; and (ii) 50% vests on December 18, 2015.

5)	Mr. Lorio owns an anti-dilution protection in his financing documents and is entitled to an additional issuance of 45,000,000 shares that have not yet been issued but are owed to him.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Loans Payable – Related Party

At June 30, 2013, the Company had a non-interest bearing note payable due to its Chief Executive Officer who is also a Director and significant shareholder with a balance of $509,151. During 2014, the Company paid $128,824, leaving a balance of $380,327 at June 30, 2014. Effective June 15, 2015, this debt was forgiven in connection with the termination of the Chief Executive Officer’s Employment Agreement described in note 6.

At June 30, 2013, the Company had interest bearing notes payable due to its Chief Technical Officer with a balance of $95,000. During the year ended June 30, 2014, the Company paid $10,000, leaving a balance of $85,000 at June 30, 2014. During the year ended June 30 2015, the Company paid $40,000, leaving a balance of $45,000 at June 30, 2015.

On February 14, 2014 the Company entered into a Note agreement with a shareholder greater than 10% for $500,000 for the purpose of purchasing inventory. The note is secured by the Company’s inventory and is to be repaid out of the proceeds of the subsequent inventory sales. The note was due May 14, 2014 and was extended until March 31, 2015. The Note carries minimum interest of $45,000 for the initial term and an additional $45,000 of interest for the extension of the due date. During the year ended June 30, 2014 a total of $193,651 was repaid leaving a balance due of $306,349 as of June 30, 2014. During the year ended June 30, 2015, $220,438 was repaid, leaving a balance due of $85,911 as of June 30, 2015. No payments have been made after June 30, 2015.

On April 11, 2014, the Company entered into a Note agreement with a shareholder greater than 10% for $250,000 for the purpose of funding operations and for general working capital. The Note carries minimum interest of $22,500 and the note was due July 1, 2014 and was extended until March 31, 2015. The Company made a partial draw-down of the Note for $150,000 during the year ended June 30, 2014. During the year ended June 30, 2015, no additional draw-downs were made. No payments have been made after June 30, 2015.

On November 19, 2014, the Company entered into, with a greater-than 10% investor who is considered a related party, a Promissory Note for $100,000 with annual interest of 6% for the purpose of funding operations and for general working capital.  In addition the Company issued 12,500,000 (250,000,000 pre-split) restricted common shares. The note was due on February 19, 2015. As of May 18, 2015 the Company has extended the note to August 21, 2015 with the agreement to issue, prior to the new maturity date, an additional 25,000,000 common shares post-split adjusted. No payments have been made after June 30, 2015.

On January 16, 2015 the Company entered into an additional promissory note with greater-than 10% investor noted above for $20,000 with annual interest of 6%. This note was due on July 16, 2015. In addition the Company issued 30,000,000 restricted common shares. No payments have been made after June 30, 2015.

On March 25, 2015, the Company entered into, with a shareholder greater than 10%, a Promissory Note for $20,000 with annual interest of 6% for the purpose of funding operations and for general working capital.  The note was due on April 24, 2015. Default interest of an additional 10% per annum on the original loan amount will accrue if the repayment term goes beyond 30 days. No payments have been made after June 30, 2015. Additionally, the Company borrowed an additional $3,000 from this same party at 0% and no terms of repayment.

On April 2, 2015, a shareholder greater than 10% loaned the company $60,000 on a secured promissory note with a 6% per annum interest rate and a 30 day maturity date.  Default interest of an additional 10% per annum is incurred on this note if repayment is not made by July 2, 2015. No payments have been made after June 30, 2015.

Employment Agreement – President and Chief Executive Officer

Effective November 1, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer for a term of five (5) years and shall be renewed automatically for succeeding terms of one (1) year each (“Renewal Terms”) unless either party gives notice to the other at least 30 days prior to the expiration of any term of said party’s intention not to renew this Agreement.  Key provisions of the agreement include:

(a)	Annual salary of $300,000

(b)	Cash bonus of $300,000 in the event that gross sales for the fiscal year ending June 30, 2014 exceed $25,000,000, subject to certain limitations. If the company achieves 80% of the bonus target then the employee is entitled to 50% of the defined bonus for the defined period.

(c)	Additional cash bonus of $300,000 in the event that gross sales for the fiscal year ending June 30, 2015 exceed $50,000,000, subject to certain limitations. In addition when the aforementioned gross sales targets are obtained the employee will be eligible for a 20% increase in salary year over year.

(d)	Option grants to purchase 60,000 (1,200,000 pre-split) shares of the company’s common stock at an exercise price of $2.00 per share ($0.10 pre-split), expiring April 1, 2016 (five-year life). Such options will vest over a two-year period. These options were valued at $6,984, as determined using the Black-Scholes option-pricing model using a risk free rate of 1.37%, volatility of 149% and a trading price of the underlying shares of $0.16 ($0.008 pre-split).

(e)	Severance pay is due the President upon separating from service, with or without cause, equaling his then current monthly salary multiplied by the number of full years that the President has been employed with the Company prior to separation.

Effective June 15, 2015, this agreement and the loan payable described in note 5 was terminated in exchange for the following:

(a)	Severance payments totaling $37,500, to be paid in 3 monthly installments of $12,500 each, payments made 30, 60, 90 days after the effective date of the agreement.

(b)	An option to purchase shares of Common Stock equal to one percent (1%) of the total number of shares outstanding on the date of grant with an exercise price equal to the closing bid price on the date of grant ($0.0038 per share), and expiration date of ten (10) years from the date of issuance. A total of 5,786,227 options were granted under these terms. The options vest fifty percent (50%) on the effective date of the agreement, with the remaining fifty percent (50%) vesting six (6) months after the effective date of the agreement. The options were valued at $21,987, as determined using the Black-Scholes option-pricing model using a risk free rate of 2.35%, volatility of 257% and a trading price of the underlying shares of $0.038. Effective with the President’s termination a total of 30,000 Series A preferred shares were cancelled. See note 8.

The termination and exchange transaction was accounted for as an extinguishment of debt. As a result, Additional Paid-in Capital was increased by $1,089,505. No gain was recognized on the transaction since it was with a related party.

Accrued compensation due the president at June 30, 2014 totaled $782,882. Compensation charged to operations during the year ended June 30, 2014 on the option granted totaled $4,365. The CEO also had 800,000 options granted from the previous employment agreement (see note 8).

Employment Agreement – Chief Technical Officer

Effective November 1, 2013, the Company entered into an employment agreement with its Chief Technical Officer or “CTO” for a term of five (5) years and shall be renewed automatically for succeeding terms of one (1) year each (“Renewal Terms”) unless either party gives notice to the other at least 30 days prior to the expiration of any term of said party’s intention not to renew this Agreement.  Key provisions of the agreement include:

(a)	Annual salary of $250,000

(b)	Cash bonus of $250,000 in the event that gross sales for the fiscal year ending June 30, 2014 exceed $25,000,000, subject to certain limitations. If the company achieves 80% of the bonus target then the employee is entitled to 50% of the defined bonus for the defined period.

(c)	Additional cash bonus of $250,000 in the event that gross sales for the fiscal year ending June 30, 2015 exceed $50,000,000, subject to certain limitations. In addition when the aforementioned gross sales targets are obtained the employee will be eligible for a 20% increase in salary year over year.

(d)	Option grants to purchase 40,000 (800,000 pre-split) shares of the company’s common stock at an exercise price of $2.00 per share ($0.10 pre-split), expiring April 1, 2016 (five-year life). Such options will vest over a two-year period. These options were valued at $4,656, as determined using the Black-Scholes option-pricing model using a risk free rate of 1.37%, volatility of 149% and a trading price of the underlying shares of $0.16 ($0.008 pre-split).

(e)	Severance pay is due the CTO upon separating from service, with or without cause, equaling his then current monthly salary multiplied by the number of full years that the President has been employed with the Company prior to separation.

Accrued compensation due the Chief Technical Officer at June 30, 2015 totaled $634,011. Compensation charged to operations during the year ended June 30, 2015 on option grants totaled $554.

Accrued compensation due the Chief Technical Officer at June 30, 2014 totaled $610,153. Compensation charged to operations during the year ended June 30, 2014 on the option grants totaled $2,910. The CTO also had 20,000 (400,000 pre-split) options granted from a previous employment agreement.

During the year ended June 30, 2015, Sid Lorio was issued 42,500,000 shares of common stock pursuant to his note payables in the aggregate amount of $120,000. Subsequent to the year end, we issued Mr. Lorio an additional 15,000,000 shares of common stock under the same notes payable.

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

As of November 6, 2015, our Board is composed of three members, of which two directors are independent directors. The two independent directors are Gerald M. Czarnecki and Judith Muhlberg. In addition, as indicated above, each of our audit committee, nominating and corporate governance committee and compensation committee, described above in “Committees of the Board of Directors,” is composed entirely of independent directors, including the chairperson of the audit committee. We believe that the number of independent directors that make up our Board benefits the company, as well as our stockholders.

Item 14.     Principal Accounting Fees and Services

Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees billed for the fiscal year ended June 30, 2015 for professional services rendered by Sadler Gibb & Co., the principal accountant, for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2015 were $84,962.

The aggregate fees billed for the fiscal year ended June 30, 2014 for professional services rendered by Sadler Gibb & Co., the principal accountant, for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2014 were $45,000.

(2)	Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending June 30, 2015 and 2014.

(3)	Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning for the fiscal years ending June 30, 2015 and 2014.

(4)	All Other Fees

No aggregate fees were billed for professional services provided by the principal accountants, other than the services reported in items (1) through (3) for the fiscal years ending June 30, 2015 and 2014.

(5)	Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2015. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6)	Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was zero percent.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibits

3.1	Amended and Restated By-Laws of Eco Building Products, Inc. (referred to and incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Commission on July 20, 2015).
3.2	Certificate of Designation, Rights and Preferences for the Series D 12% Convertible Preferred Stock filed with the State of Nevada on March 31, 2015
3.3	Amendment Number 1 to the Certificate of Designations, Rights and Preferences of the Series D Convertible Preferred Stock (referred to and incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Commission on July 20, 2015).
4.1	Convertible Promissory Note, dated December 22, 2009; filed as exhibit 10.5 with the registrant’s Current Report on Form 10-Q (filed with the Securities and Exchange Commission on February 22, 2010)
4.2	Convertible Promissory Note, dated February 11, 2010 (filed as exhibit 10.6 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on February 22, 2010)
10.1	Investment Agreement – between Ecoblu Products, Inc., Manhattan Resources Limited and Dato’ Low Tuck Kwong , dated February 14, 2009 (filed as exhibit 10.1 with the registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on February 16, 2011).
10.2	Revolving Credit and Warrant Agreement – between Ecoblu Products, Inc. and Manhattan Resources Limited, dated February 14, 2009 (filed as exhibit 10.2 with the registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on February 16, 2011).
10.3	Warrant Termination Agreement – between Ecoblu Products, Inc. and SLM Holding PTE, Ltd., dated January 12, 2011 (filed as exhibit 10.3 with the registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on February 16, 2011).
10.4	Hartindo AF21 Product, Purchase, Sales, Distribution & Service Agreement, between Ecoblu Products, Inc. and Newstar Holdings Pte Ltd, dated January 18, 2011 (filed as exhibit 10.8 with the registrant’s Current Report on Form 10-Q with the Securities and Exchange Commission on February 22, 2011).
10.5	Employment Agreement – between Eco Building Products, Inc. and Steve Conboy, Effective November 1, 2013 (filed as exhibit 10.5 with the registrant’s Current Report on Form 10-K with the Securities and Exchange Commission on October 14, 2014).
10.6	Employment Agreement – between Eco Building Products, Inc. and Mark Vuozzo, Effective November 1, 2013 (filed as exhibit 10.6 with the registrant’s Current Report on Form 10-K with the Securities and Exchange Commission on October 14, 2014).
10.7	Executive Severance Agreement and General Release of All Claims Agreement Dated June 15, 2015

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))

31.2	Certification of Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer (18 U.S.C. 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* to be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO Building Products, Inc.
Registrant

Date: November 9, 2015	By:	/s/ Tom Comery
Tom Comery, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Randall Smith,
Randall Smith, Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald M. Czarnecki	Chairman of the Board of Directors	November 9, 2015
Gerald M. Czarnecki

/s/ Tom Comery	Chief Executive Officer and Director	November 9, 2015
Tom Comery	(principal executive officer)

/s/ Judith Muhlberg	Director	November 9, 2015
Judith Muhlberg

