Form 10-K/A
period 2015-06-30
ECO Building Products, Inc.
filed 2015-11-16
CIK 1409885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment Number 1

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

 EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”) of Eco Building Products, Inc. for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission on November 6, 2015, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in Extensible Business Reporting Language (“XBRL”).

No other changes have been made to the Form 10-K.  This Form 10-K/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

Item 15.	Exhibits, Financial Statement Schedules

Exhibits

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))

31.2	Certification of Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO Building Products, Inc.
Registrant

Date: November 16, 2015	By:	/s/ Tom Comery
Tom Comery, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Randall Smith,
Randall Smith, Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald M. Czarnecki	Chairman of the Board of Directors	November 16, 2015
Gerald M. Czarnecki

/s/ Tom Comery	Chief Executive Officer and Director	November 16, 2015
Tom Comery	(principal executive officer)

/s/ Judith Muhlberg	Director	November 16, 2015
Judith Muhlberg