Form 10-Q
period 2015-09-30
ECO Building Products, Inc.
filed 2015-11-23
CIK 1409885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of each of the issuer's classes of common equity as of November 23, 2015: 2,448,797,627 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

 ECO BUILDING PRODUCTS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	June 30
	2015	2015
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$188,846	$40,306
Accounts receivable, net of allowance for doubtful accounts of $1,607
and $1,607, respectively	78,137	14,042
Inventories, net	133,613	171,631
Prepaid expenses	3,000	3,000
Other current assets	43,888	58,089
Total current assets	447,484	287,068

PROPERTY AND EQUIPMENT, net	732,560	592,679

TOTAL ASSETS	$1,180,044	$879,747

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,436,494	$1,256,160
Payroll and taxes payable	1,563,257	1,571,786
Accrued interest	330,047	237,907
Other payables and accrued expenses	146,041	167,565
Derivative Liability	20,989,224	14,198,848
Convertible notes payable, net of debt discount	985,841	759,956
Current maturities of notes payable	27,064	23,916
Loans payable - other	1,185,335	718,245
Loans payable - related parties	122,000	165,000
Total current liabilities	26,785,303	19,099,383

LONG TERM LIABILITIES
Notes payable, less current maturities	60,262	69,778
Total long term liabilities	60,262	69,778

TOTAL LIABILITIES	$26,845,565	$19,169,161

LIABILITIES RELATED TO DISCONTINUED OPERATIONS	1,148,229	1,148,229

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value, 30,000 shares authorized,
-0- shares issued and outstanding at September 30, 2015 and June 30, 2015	$-	$-
Preferred stock, Series B, $0.001 par value, 9,250 shares authorized,
-0- shares issued and outstanding at September 30, 2015 and June 30, 2015	-	-
Preferred stock, Series C, $0.001 par value, 120,000 shares authorized,
101,889 and 104,440 shares issued and outstanding at September 30, 2015
and June 30, 2015, respectively	102	104
Preferred stock, Series D, $0.001 par value, 20,000 shares authorized,
14,134 and 9,979 shares issued and outstanding at September 30, 2015	14	10
and June 30, 2015, respectively
Common stock, $0.001 par value, 10,000,000,000 shares authorized,
1,652,857,629 and 608,622,815 shares issued and 1,651,424,582 and
607,184,768 outstanding at September 30, 2015 and June 30, 2015, respectively	1,652,858	608,623
Treasury Stock	(1,434)	(1,434)
Additional paid-in capital	54,388,459	54,831,568
Accumulated deficit	(82,853,747)	(74,876,514)
Total stockholders' deficit	(26,813,748)	(19,437,643)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,180,044	$879,750

See accompanying notes to condensed consolidated financial statements

 ECO BUILDING PRODUCTS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30

	2015	2014

REVENUE	$275,751	$803,759

COST OF SALES	379,591	981,597

GROSS LOSS	(103,840)	(177,838)

OPERATING EXPENSES
Research and development	79,973	34,198
Marketing	31,924	29,724
Compensation and related expenses	110,361	543,669
Rent - facilities	20,763	46,707
Professional and consulting fees	129,575	184,531
Other general and administrative expenses	148,256	112,047

Total operating expenses	520,851	950,876

LOSS FROM OPERATIONS	(624,691)	(1,128,714)

OTHER INCOME (EXPENSE)
Interest expense	(434,091)	(1,026,458)
Gain (loss) on derivative liability	(6,634,847)	5,062,206
Gain (loss) on settlement of debt	-	70,985
Loss on extinguishment of debt	-	(243,496)
Derivative expense	(283,603)	(2,056,916)

Total other income	(7,352,541)	1,806,321

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(7,977,233)	677,607

NET LOSS FROM DISCONTINUED OPERATIONS	-	(145,547)

NET INCOME (LOSS)	$(7,977,233)	$532,060

NET INCOME (LOSS) PER COMMON SHARE, FROM CONTINUING OPERATIONS - Basic & Diluted	$(0.01)	$0.00)
NET INCOME (LOSS) PER COMMON SHARE, FROM DISCONTINUED OPERATIONS - Basic & Diluted	$(0.00)	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic -	938,360,716	179,258,644
Diluted -	938,360,716	1,716,166,839

See accompanying notes to condensed consolidated financial statements

 ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
Cash flows from operating activities	2015	2014
Net Income (Loss)	$(7,977,233)	532,060
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization expense	52,679	42,305
Financing Costs	34,943	26,008
Amortization of debt discount & deferred financing costs	271,689	570,306
Initial interest expense on value of derivative (excess)	-	439,248
Derivative expense	283,603	2,056,916
Stock Based Compensation	-	27,292
Common Stock issuance for interest and OID	11,750	-
Common Stock issuance for services	-	-
Preferred shares issuance for services	-	-
Loss on derivative liability fair value adjustment	6,634,847	(5,062,206)
Loss on extinguishment of Convertible Notes and Accounts Payable	-	243,496
Gain on settlement of notes payable	-	(70,985)
Expense paid on behalf of the Company	-	511,223
Assignment of accounts receivable to note payable holder	-	(257,908)
Changes in assets and liabilities:
Accounts receivable	(64,095)	(161,931)
Inventory	38,018	146,010
Prepaid expenses	(2,150)	-
Accounts payable	180,334	(55,512)
Payroll and taxes payable	(8,531)	(15,246)
Other payable and accrued expenses	(21,524)	(30,028)
Accrued interest	92,140	18,522
Net cash from continuing operations	(473,530)	(1,040,430)
Net cash from discontinued operations	-	-
Net cash from operating activities	(473,530)	-

Cash flows from investing activities
Purchase of property and equipment	(176,209)	(4,349)
Notes receivable payments	-	-
Net cash used by investing activities	(176,209)	(4,349)

Cash flows from financing activities
Payments on related party notes	(43,000)	(52,977)
Proceeds from issuances of series C convertible preferred stock	-	900,000
Proceeds from issuances of series D convertible preferred stock	415,500	-
Proceeds notes payable	542,500	-
Payments on convertible notes payable - non-related parties	-	(45,855)
Payments on notes payable	(110,353)	-
Payments on notes payable - vehicles loan	(6,368)	(3,534)
Net cash provided by financing activities	798,279	797,634

Net change in cash and cash equivalent	148,540	(247,145)
Cash and cash equivalent at the beginning of year	40,306	375,066

Cash and cash equivalent at the end of year	$188,846	127,921

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$15,000	-

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for conversion of notes payable	$200,759	168,024
Preferred shares issued for extinguishment of convertible notes payable & A/P	$-	2,199,315
Shares issued for conversion of Pref C convertible preferred stock	$1,372,050	1,064,676
Convertible notes issued for assumption of notes payable	$-	410,000
Declared dividends	$-	25,851
Purchase of property & equipment with loans payable	$-	105,284
Debt Discount on convertible notes	$-	696,085
Reclassification of Notes Payable - Related Party to Notes Payable	$1,299,690	-
Reclassification of Related Party Debt Discount to Debt Discount	$230,905	-

See accompanying notes to condensed consolidated financial statements

1.   Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2015, and for the three months ended September 30, 2015 and 2014 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at September 30, 2015 has been derived from the unaudited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $82,853,747 in recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations.

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

2.   Summary of Significant Accounting Policies

 Loss Per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potential common shares at September 30, 2015 from preferred C and D shares convertible into 95.6 billion shares of common stock and convertible notes convertible into 8.6 billion shares of common stock (September 30, 2014 –1.5 billion and 35,800, respectively). Accordingly, total common share equivalents of 105.2 billion were excluded in the computation of diluted net loss per share for the three months ended September 30, 2015, because the effect would be anti-dilutive.

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

Recent Accounting Pronouncements

Management has determined that no new accounting pronouncements during the period that would affect the condensed consolidated financial statements.

3.   Balance Sheet Details

As of September 30, 2015, inventories consisted of the following:

Chemicals	$101,804
Lumber	$31,809
$133,613

All of the Company’s inventories are pledged as collateral for the Company’s Senior Secured Notes (see Note 4). In addition, inventory is considered finished goods as the Company sells and markets the chemical and treatment of lumber. The chemicals and lumber include a $47,264 reserve for obsolete inventory.

Property and Equipment

Property and equipment is stated at cost.  Property and equipment-related expenditures for items with useful lives exceeding one year and major renewals and improvements are recorded as assets, while replacements and maintenance and repairs that do not improve or extend the lives of the respective assets are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.  Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets, ranging from (3) to seven (7) years.  Leasehold improvements are depreciated over their useful life or the term of the related lease, whichever is shorter.  Depreciation expense is not recorded on idle property and equipment until such time as it is placed into service. During the period, the Company purchased property and equipment of $176,210. Depreciation expense for the three months ending September 30, 2015 was $36,329.

Accrued Liabilities

As of September 30, 2015, the Company owed $888,145 in past due payroll taxes and accrued penalties. The Company has made an arrangement with the IRS for monthly payments for a $740,000 portion of the liability. However, the Company is in default with this agreement. These amounts are recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at June 30, 2015, the Company owed $21,397 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.

Derivative Liabilities

During the three months ended September 30, 2015, the Company issued convertible preferred stock that can be converted to common stock in connection with raising equity and debt financing. As of September 30, 2015, the Company’s number of potential common shares plus the number of actual common shares outstanding (“Committed Shares”) exceeded the number of common shares authorized to issue in accordance with ASC 815-40-19 “Contracts in Entity’s Own Equity”. The number of outstanding common shares plus the potential common share liability has exceeded the amount of authorized shares, therefore the Company has to employ ASC 815-40-19 (“ASC 815”) to value common share equivalents potentially issuable to settle conversions of convertible notes, convertible preferred shares and exercise of warrants and options.

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

The ranges of inputs (or assumptions) the Company used to value the derivative liabilities at respective issuances, conversion or exercise dates, and at period end during the period ended September 30, 2015 were as follows:

(1) dividend yield of 0%
(2) expected daily volatility of 15.77% to 34.93%
(3) risk-free interest rate of 0.21% 1.10%
(4) expected life of 7.5 months to 3 years, and
(5) estimated fair value of the Company’s common stock of $0.0002 to $0.0021 to per share.

For the three months ended September 30, 2015, the Company issued an aggregate of 4,155 convertible preferred D series shares with a stated value of $100 per share as further described below in Note 7 for cash proceeds of $415,500 and recorded additional derivative liabilities of $699,103 for the conversion features included therein. The Preferred D shares are convertible into the Company’s common shares, at the holder’s option, at conversion prices equal to 60% of the lowest VWAP closing price for the previous 30 days.

For all convertible notes described in the following paragraphs and for the options, warrants, and convertible preferred Series C and Series D shares described in Note 7, the fair value of the resulting derivative liability was $20,989,224 and $14,198,848 as of September 30, 2015 and June 30, 2015 and, respectively.

A reconciliation of the derivative liabilities from June 30, 2015 to September 30, 2015 is:

Derivative Liabilities

Balance as of June 30, 2015	14,198,848
Additions related to embedded conversion features Preferred Series D issued	699,103
Conversion of convertible debt and Preferred Series C to common stock	(543,574)
Loss on increase in value of derivative liabilities	6,634,847
Balance as of September 30, 2015	$20,989,224

4.   Notes Payable

The following table summarizes the notes payable as of September 30 2015.

	As of September 30, 2015
Description	Short term	Long term

		--
Convertible notes	1,014,975	--
Less discount to notes payable	(29,134)	--
Convertible notes, net	985,841	--
		--

Auto notes payable	27,064	60,262
Loans payable – related party	122,000	--
Loans payable – other	1,185,335	--

	$2,320,240	$60,262

Convertible Notes Payable

Inventory Note Payable - $833,333

On September 16, 2014, the Company entered into a Securities Purchase Agreement with Dominion Capital, LLC, whereby Dominion agreed to fund the Company with an aggregate of up to $750,000 in Subscription Amount corresponding to an aggregate of up to $833,333 in the form of a 10% Original Issue Discount Senior Secured Convertible Promissory Note due September 16, 2015 and a Common Stock Purchase Warrant for up to 20,000,000 shares. This funding will be used exclusively to purchase lumber and chemicals and is to be dispersed from an escrow account. On September 29, 2014, Dominion transferred and assigned the Note and the Warrant to M2B Funding Corporation. The Note has a fixed conversion price of $0.20 subject to certain adjustments. The Company is scheduled to repay the Note in monthly installments, the final payment was due on October 16, 2015. The Company is in default on this note. The Company plans on using the receivables from the sale of lumber and chemicals to comply with the terms of the repayment schedule. In the event of default, the Note is subject to an increase in the interest rate to eighteen percent (18%) per annum. In accordance with the Agreement, the Company issued a Common stock Purchase Warrant, allowing M2B Funding Corporation the right to purchase up to 20,000,000 shares of Common Stock on September 16, 2015 and expiring on September 16, 2019. The Company purchased all of the 20,000,000 available warrants under this agreement. The exercise price per share of the Common Stock under this Warrant is $0.02 subject to certain adjustments. The Warrant may be exercised in whole or in part, at such time by means of a cashless exercise (see Note 7). The Common Shares cannot be sold and or assigned for a period of one year from the original Warrant issue date. The Company initially recorded discounts totaling $1,001,326 representing the fair value of the warrants issued. During the three months ended September 30, 2015 the Company amortized the remaining discount balance of $230,905. During the three months ended September 30, 2015 this investor converted $26,304 into 59,767,042 shares of common stock. The balance of this note at September 30, 2015 is $954,475, inclusive of original issue discount of $76,515. Accrued interest at September 30, 2015 is $193,554.

Loans Payable – Other

Note Payable - $100,000

On November 12, 2014, the Company entered into, with a private investor, a Promissory Note for $100,000, with an original issue discount of $20,000, for net proceeds to the Company of $80,000 for the purpose of funding operations and for general working capital.  In addition the Company issued 12,500,000 restricted common shares. On May 14, 2015, the holder converted $20,000 of this note into 10,000,000 shares of common stock. The conversion represented a substantial modification of the note’s original terms and as a result the Company recognized a loss of $47,000. The note was in default on May 15, 2015. Default provisions included additional interest at 18%. During the three months ended September 30, 2015 this investor converted $19,500 into 60,000,000 shares of common stock. The Company recorded amortization of discounts totaling $40,784 during the three months ended September 30, 2015 and the discount balance is $29,134 at September 30, 2015. The balance of this note at September 30, 2015 is $60,500 plus accrued interest of $4,967.

Auto Loan

The Company entered in an auto loan agreement on July 21, 2014 to purchase a vehicle. The principal amount of the loan is $83,821 and the interest rate 5.49%. The loan is due on November 13, 2019. The Company is currently paying auto payments of $1,671 per month. Future short term minimum payments due total $27,064 and future long term minimum payments total $60,262 for fiscal years 2016 through 2020.

Secured Promissory Note - $44,500

At June 30, 2012, the Company was indebted for $44,500 for amounts received in prior years for operating expenses in exchange for a secured promissory note from a third party entered into during 2010. This amount was due on demand and non-interest bearing. No payments were made on this note during the three months ending September 30, 2015, leaving a balance due of $44,500 at September 30, 2015.

Inventory Note Payable – up to $1,200,000

On July 18, 2014, the Company signed a Secured Revolving Promissory Note for up to One Million Two Hundred Thousand Dollars ($1,200,000) with an investor to facilitate purchase of inventory for orders from the Company’s material customer. The note is secured by the inventory. Repayment of the note is facilitated by the assignment of the accounts receivable directly from the Company’s material customer to the investor. The initial term of the note is for six months with an option to extend for an additional six month period. The note will bear an 18% interest rate per annum with a maximum default interest of 24% per annum. Within three (3) Business Days after the date of this Note, the Company shall deliver to Payee a Warrant, in a form acceptable to Payee, exercisable for 900,000 shares of the Company’s Common Stock at a price per share equal to the closing price of the Common Stock on the trading day prior to the date of such Warrant. Upon receipt of such Warrant, Payee shall execute a 12-month lock-up agreement in customary form and reasonably acceptable to Payee; currently no warrant or lock-up agreements have been issued or executed. The Company made no additional borrowings or payments on this note during the three months ended September 30, 2015.  The balance of the note as of September 30, 2015 is $ 183,456 plus accrued default interest of $26,794. This note has not been renewed at the six month anniversary. No payments have been made after September 30, 2015.

Lease in Default - $151,275

Effective April 1, 2015 and up through September 30, 2015, the Company has incurred $151,275 in a default on their facilities lease. The default rate on the lease is 10%. No repayments have been made during the three months from June 30, 2015 to September 30, 2015, leaving a balance of $151,275 due at September 30, 2015 plus accrued default interest of $3,813.

Note Payable-$500,000

On February 14, 2014 the Company entered into a Note agreement in the amount of $500,000 for the purpose of purchasing inventory. The note is secured by the Company’s inventory and is to be repaid out of the proceeds of the subsequent inventory sales. The note was due May 14, 2014 and was extended until March 31, 2015. The Note carries minimum interest of $45,000 for the initial term and an additional $45,000 of interest for the extension of the due date. The balance due is $85,911 at September 30, 2015 plus the additional $45,000 as accrued interest. No payments have been made after September 30, 2015.

Note Payable-$250,000

On April 11, 2014, the Company entered into a Note agreement in the amount of $250,000 for the purpose of funding operations and for general working capital. The Note carries minimum interest of $22,500 and the note was due July 1, 2014 and was extended until March 31, 2015. The Company made no draw-downs or payments on this note during the three months ended September 30, 2015. The balance due is $150,000 at September 30, 2015 plus the additional $22,500 as accrued interest. No payments have been made after September 30, 2015.

Note Payable-$20,000

On March 25, 2015, the Company entered into a Promissory Note agreement in the amount of $20,000 with annual interest of 6% for the purpose of funding operations and for general working capital.  The note was due on April 24, 2015. Default interest of an additional 10% per annum on the original loan amount accrues if the repayment term goes beyond 30 days. The balance due is $20,000 at September 30, 2015 plus $970 of accrued interest. No payments have been made after September 30, 2015. Additionally, the Company borrowed an additional $3,000 from this same party at 0% and no terms of repayment.

Note Payable-$60,000

On April 2, 2015, a shareholder loaned the company $60,000 on a secured promissory note with a 6% per annum interest rate and a 30 day maturity date.  Default interest of an additional 10% per annum is incurred on this note if repayment is not made by July 2, 2015. The balance due is $60,000 at September 30, 2015 plus $2,778 of accrued interest. No payments have been made after September 30, 2015.

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

Future Receivables Sale Agreement - $225,000

Effective July 29, 2015, the Company entered into an agreement whereby it sold a percentage of its future receivables in exchange for $220,500 ($225,000 less a $4,500 setup fee). The Company is to repay $309,375 via daily remittance of a percentage of its accounts receivable collections and other receipts from the sale of its products and services. Per the terms of the agreement, the Company made an alternative election to repay the $309,375 via a flat daily remittance of $2,163 until that amount is repaid in full. The Company has accounted for this agreement as a note payable with a maturity date of March 9, 2016 and an imputed interest rate of 123%. The balance of the note is $180,193 at September 30, 2015.

Future Receivables Sale Agreement - $70,000

Effective September 16, 2015, the Company entered into a second similar agreement whereby it sold a percentage of its future receivables in exchange for $70,000. Per the terms of the agreement, the Company elected to repay $96,250 via a flat daily remittance of $1,019 until that amount is repaid in full. The Company has accounted for this agreement as a note payable with a maturity date of February 18, 2016 and an imputed interest rate of 177%. The balance of the note is $70,000 at September 30, 2015.

Future Receivables Sale Agreement - $120,000

Effective September 28, 2015, the Company entered into a third similar agreement whereby it sold a percentage of its future receivables in exchange for $120,000. Per the terms of the agreement, the Company is to repay $153,000 via a flat daily remittance of $1,196 until that amount is repaid in in full. The Company has accounted for this agreement as a note payable with a maturity date of April 5, 2016 and an imputed interest rate of 98%. The balance of the note is $120,000 at September 30, 2015.

Settlement and Release Agreement - $100,000

In July 2015, the Company entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Eco Prime, LLC. The Settlement Agreement resolves any disputes arising from the Limited Asset Purchase Agreement entered into between the parties on March 19, 2014. Pursuant to the terms of the Settlement Agreement, the Company paid One Hundred Thousand Dollars ($100,000) to acquire the assets from EcoPrime and released each party from any liability under the March 2014 agreement. In order to fund the $100,000 payment, the Company entered into a Promissory Note with Redwood Management LLC dated July 14, 2015. Pursuant to the terms of the note, it had a 60-day maturity and a flat 25% interest rate. The note was due on September 14, 2015 but, to date, has not been paid off and is currently in default. The note incurs additional default interest of 6%. The balance of the note at September 30, 2015 is $85,000 plus accrued interest of $10,182.

In connection with this agreement, the Company borrowed an additional $32,000 from this same party at 0% in a short-term bridge financing arrangement. The Company repaid the $32,000 subsequent to period end.

Loans Payable – Related Party

At September 30, 2015, the Company had interest bearing notes payable due to its Chief Technical Officer with a balance of $2,000 plus accrued interest of $10,934. During the three months ending September 30, 2015, the Company made payments totaling $43,000 under this note.

On November 19, 2014, the Company entered into, with a greater-than 10% investor who is considered a related party, a Promissory Note for $100,000 with annual interest of 6% for the purpose of funding operations and for general working capital.  In addition the Company issued 12,500,000 restricted common shares. The note was due on February 19, 2015. As of May 18, 2015 the Company has extended the note to August 21, 2015 with the agreement to issue, prior to the new maturity date, an additional 25,000,000 common shares.  Pursuant to the default provisions of the note, the Company issued an additional 15,000,000 common shares during the three months ended September 30, 2015. The balance due is $100,000 at September 30, 2015 plus $7,315 of accrued interest. No payments have been made after September 30, 2015.

On January 16, 2015 the Company entered into an additional promissory note with greater-than 10% investor noted above for $20,000 with annual interest of 6%. This note was due on July 16, 2015. In addition the Company issued 30,000,000 restricted common shares. The balance due is $20,000 at September 30, 2015 plus $1,239 of accrued interest. No payments have been made after September 30, 2015.

5.   Related Party Transactions

See Note 4 for Loans payable – related parties and equity issuances in Note 7.

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

Effective with the Chief Executive Officer’s termination on June 15, 2015, all 30,000 Series A preferred shares were cancelled. There were no issuances of Series Preferred A stock during the three months ended September 30, 2015. There were no Series preferred A shares outstanding at September 30, 2015.

Series B 12% Convertible Preferred Stock:

$925,000 Series B Preferred Stock Financing

On February 26, 2014 the Board of Directors authorized 6,750 shares of Class B Preferred Stock (“Preferred B Stock”) with a par value of $0.001. On April 17, 2014, an additional 2,500 shares of Preferred B Stock was authorized with a par value of $0.001, for a total authorized amount of 9,250.

The terms of the Series B Preferred Stock (“Preferred B”) are as follows:

●	The Preferred B Stock shall have no voting rights.
●	The Preferred B Stock is convertible at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.
●	The Preferred B Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year.
●	The Preferred B Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

On June 3, 2014, all shares of the Preferred B Stock were converted into an equal number of shares of the Company’s Series C Convertible Preferred Stock as described below.  There were no Preferred B shares outstanding at September 30, 2015 or June 30, 2015.

Series C 12% Convertible Preferred Stock:

On May 30, 2014, the Company authorized 120,000 shares of a newly-created Series C 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred C Stock”).

The terms of the Preferred C Stock are as follows:

●	The Preferred C Stock shall have no voting rights.
●	The Preferred C Stock is convertible at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.
●	The Preferred C Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that are not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. As of September 30, 2015, the Company has accrued dividends on Preferred C Stock in the amount of $970,803. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred C Stock.
●	The Preferred C Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

The following table provides the activity of the Company’s Preferred C stock for the three months ended September 30, 2015:

Balance as of June 30, 2015	104,440
Preferred C Stock issued for cash	--
Preferred C Stock converted into Common Stock	(2,551)
Balance as of September 30, 2015	101,889

Preferred C Stock converted to Common Stock

During the three months ended September 30, 2015, according to the conversion terms described above, the investors converted 2,551 shares of Preferred C Stock representing value of $255,042 into 909,467,772 shares of the Company’s Common Stock.

Series D 12% Convertible Preferred Stock:

On March 31, 2015, the Company authorized 10,000 shares of a newly-created Series D 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred D Stock”). Effective July 2, 2015, the Company increased the number of authorized shares to 20,000.

●	The Preferred D Stock shall have no voting rights.
●	The Preferred D Stock is convertible at any time at 60% of the lowest VWAP of the 30 days leading up to conversion multiplied by the stated value of $100.
●	The Preferred D Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. As of September 30, 2015, the Company has accrued dividends on Preferred D Stock in the amount of $83,294. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred D Stock.
●	The Preferred D Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

Preferred D Stock issued for cash

During the three months ended September 30, 2015, investors purchased 4,155 shares of Preferred D Stock for $415,500 of cash.

Common Stock Issuances

During the three months ended September 30, 2015, the Company issued a total of 1,044,234,814 shares of its common stock as follows:

119,767,042 shares were issued for conversion of convertible debt and accrued interest with an aggregate value of $45,804;

15,000,000 shares were issued pursuant to default provisions of a note payable with an aggregate value of $11,750; and

909,467,772 shares were issued for conversion of 2,551 shares of convertible Preferred C stock as described above.

Treasury Stock

There were no treasury stock transactions during the three months ended September 30, 2015. The Company held 1,433,047 shares of common stock as treasury stock at September 30, 2015.

Warrants

As discussed in Note 4, the Company issued a Common Stock Purchase Warrant, allowing M2B Funding Corporation the right to purchase up to 20,000,000 shares of Common Stock on September 16, 2014 and expiring on September 16, 2019. The exercise price per share of the Common Stock under these warrants is $0.02 subject to certain adjustments. The 20,000,000 warrants were valued at $438,590 using the Black-Scholes Option Model with a risk free interest rate of 1.78%, volatility of 261.05%, and trading price of $0.022 per share.

The following is a schedule of warrants outstanding as of September 30, 2015:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, June 30, 2015	20,000,000	$0.02	4.21 Years
Warrants issued	-	-
Warrants expired	-	-
Warrants cancelled	-	-	-
Balance, September 30, 2015	20,000,000	$0.02	3.96 Years

Options

In April 2011, the Company granted options to its President to Chief Technical Officer to purchase 400,000 shares of its common stock. The 400,000 options have an exercise price of $0.10 per share and expire in five years.

In November 2013, the Company granted options to its Chief Technical Officer to purchase 800,000 shares of its common stock. The 800,000 options have an exercise price of $0.10 per share and expire in 5 years.

The Company granted options to its former Chief Executive Officer as in connection with his termination agreement that was effective June 15, 2015. A total of 5,786,227 options were granted based on the number of shares of Common Stock equal to one percent (1%) of the total number of shares outstanding on the date of grant. The options have an exercise price equal to the closing bid price on the date of grant ($0.0038 per share) and an expiration date of ten (10) years from the date of issuance. A total of 5,786,227 options were granted under these terms. The options vest fifty percent (50%) on the effective date of the agreement, with the remaining fifty percent (50%) vesting six (6) months after the effective date of the agreement. The options were valued at $21,987, as determined using the Black-Scholes option-pricing model using a risk free rate of 2.35%, volatility of 257% and a trading price of the underlying shares of $0.038.

The following is a schedule of options outstanding as of September 30, 2015:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance, June 30, 2015	6,986,227	$0.0089	9.98 Years	$-
Options granted	-	-		-
Options cancellation/expired	-	-	-	-
Balance, September 30, 2015	6,986,227	$0.06	8.37 Years	$-

As of September 30, 2015, 4,093,114 of the 6,986,227 options are exercisable.  Compensation expense of $10,994 remaining, will be recognized over the remaining vesting period.

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

All parties agree;

The “Buyer” has changed their corporate name from EcoBlu Products, Inc. to Eco Building Products, Inc. and this change has no impact on the validity or assignment of the contract other than a corporate name change.

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

Legal Proceedings

On June 4, 2013, Trical Construction, Inc. filed a complaint against the Company in Superior Court of California, County of Los Angeles. The nature of the litigation involved Trical’s claim that it suffered various construction delays and other damages from Eco Building Products in connection with the construction of a 77 unit apartment building. The matter was ultimately resolved by settlement on August 1, 2014 in the amount of $180,564.50, with payment of $30,000.00 by Eco Building Products to Trical on that date and scheduled payments of $10,000 each month beginning on November 1, 2014 through February 1, 2016. This was amended on April 15, 2015, extending payments to October 2016 and reducing the payment amount to $2,500 per month. The balance on this settlement is $123,065 at September 30, 2015 and no payments have been made since June 15, 2015. The Company is in default on this settlement agreement.

On October 6, 2015, the landlord for the Vista, CA location filed a complaint against us in the Superior Court of California, County of San Diego for a Breach of Contract for a Promissory Note that we issued to him in connection with unpaid lease payments that we owed in the amount of $151,273 under the terms of the lease that we entered into for our Vista, CA location.

The Company is a co-defendant in a legal action filed October 22, 2015 for past-due fees for professional services in the amount of $194,569. Due to the early stage of this suit, the outcome cannot be determined at this time.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

9.   Subsequent Events

From October 1, 2015 to November 19, 2015, the Company issued to investors a total of 1,333 Preferred D shares for total cash of $133,333.

From October 1, 2015 to November 19, 2015, the Company issued to investors a total of 729,999,998 common shares converted from 438 preferred C shares.

From October 1, 2015 to November 19, 2015, the Company issued 65,940,000 of common shares from conversions of debt amounting $3,956.

10.   Discontinued Operations

On April 15, 2015, the company completed the sale of E Build & Truss to former employees of the company. In exchange for certain assets, the purchaser accepted $112,102 of liabilities related to E Build and Truss. As such, this has been accounted for as a discontinued operation in the June 30, 2015 financial statements. The company has recorded a loss from discontinued operations of $216,164 as a result of this transaction, which is comprised of $363,500 in revenues, $44,702 in gain on asset sale and $624,366 in costs and expense. Included in the $1,148,229 of liabilities from discontinued operations in 2015 are $205,113 in accounts payable and $943,116 in accrued expenses related to E Build and Truss. For the three months ended September 30, 2014, revenues were $71,990 and costs and expenses were $217,000.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2015 included in this report and our audited consolidated financial statements and related notes for the year ended June 30, 2015 included in our Annual Report on Form 10-K filed on November 6, 2015 with the Securities and Exchange Commission.

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

Overview

Eco Building Products, Inc., or "ECOB", has developed a line of eco-friendly protective wood coatings, Eco Red Shield TM and Eco Clear Shield TM , that extend the lifecycle of framing lumber and other wood products used in the construction of single-family homes and multi-story buildings. The Company has expanded its’ product offering to include Eco Fire Break TM , Eco Disaster Break TM , Eco Armor Paint TM , Eco D-Fence TM , Eco Disaster Cleaner TM , Eco Flood Caulk TM , Eco Trim TM , and Eco Christmas Tree Protection TM .

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

Fair Value Policy

Management believes there have been no significant changes during the three months ended September 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2015 Annual Report on Form 10-K.

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

Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014

Revenues - For the three months ended September 30, 2015, we had total revenues of $275,571 of which $165,111 was to one customer, as compared to $803,759 in revenues for the three month period ended September 30, 2014.  The decrease in revenue is mainly attributed to the loss of a large, unprofitable customer and the discontinuance of lumber sales as a product line.

Cost of Sales and Gross Loss-The gross loss for the three months ended September 30, 2015 and September 30, 2014 was $103,840 and $177,838, respectively. The gross loss for both years can be attributed to pricing products below cost, production worker over-staffing, plant consolidation and closing costs and excess capacity in all of our production facilities

Operating Expenses - For the three months ended September 30, 2015, our total operating expenses were $520,851.  This is compared to $950,876 for the three months period ended September 30, 2014. Included in our operating expenses for the three months ended September 30, 2015 were compensation and related costs of $110,361. Professional fees included in our operating expenses for the three months ended September 30, 2015 amounted to $129,575.  Other significant operating costs we incurred during the three months ended September 30, 2015 included marketing of $31,924, research and development of $79,973, and other general and administrative costs of $148,255. Our operating expenses for the three months ended September 30, 2014 consisted of $543,669 of compensation and related costs, $184,531 of professional and consulting fees, $34,198 of research and development expense, $29,724 of marketing expense, and $112,047 of other general and administrative expenses. The significant reduction in expenses year over year can be attributed to a reduction in head count and other expense reductions by the new management.

Other Income and Expenses - For the three months ended September 30, 2015, we had other expenses that included interest expense of $434,091.  We incurred $6,634,847 for the loss on derivative of our convertible notes payable and convertible Preferred C stock, significantly due to the conversion to common shares and the decrease in the stock price from $.002 as of June 30, 2015 to $0.0002 as of September 30, 2015.  This is compared to the three months ended September 30, 2014, in which our other income and expenses included interest expense of $1,026,458 and gain on derivative liability of $5,062,206.

Liquidity and Capital Resources

On September 30, 2015, we had $188,846 in cash on hand.  During the three months ended Septmber 30, 2015, net cash used in our operating activities amounted to$473,530. Net cash used during the same period for our investing activities totaled $176,209. During the same period, we received proceeds resulting in net cash from financing activities of $798,279 of which $415,500.

The following table sets forth selected cash flow information for the year ended September 30, 2015:

Net cash used in operating activities	$(473,530)
Net cash used in investing activities	(176,209)
Net cash provided by financing activities	798,279

Net change in cash	$148,540

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2015, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

Remediation of Material Weaknesses

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above. We have already adopted an Audit Committee Charter and appointed independent members from our Board to an Audit Committee and our Chairman of the Audit Committee has sufficient financial expertise. In addition, we have hired a part-time CFO with SEC reporting experience.

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

On June 4, 2013, Trical Construction, Inc. filed a complaint against the Company in Superior Court of California, County of Los Angeles. The nature of the litigation involved Trical’s claim that it suffered various construction delays and other damages from Eco Building Products in connection with the construction of a 77 unit apartment building. The matter was ultimately resolved by settlement on August 1, 2014 in the amount of $180,564.50, with payment of $30,000.00 by Eco Building Products to Trical on that date and scheduled payments of $10,000 each month beginning on November 1, 2014 through February 1, 2016. This was amended on April 15, 2015, extending payments to October 2016 and reducing the payment amount to $2,500 per month. The balance on this settlement is $123,065 at September 30, 2015 and no payments have been made since June 15, 2015. The Company is in default on this settlement agreement.

At September 30, 2015, the Company owed approximately $730,000 in past due federal and state payroll taxes, of which approximately $660,000 is due to the Internal Revenue Service (IRS). The Company subsequently paid $25,000 to the IRS under a $20,000 per month payment arrangement which the Company is in default. The Company is currently is in negotiations with the IRS to re-establish a payment plan for past due taxes. No such arrangement exists for State tax purposes.

On October 6, 2015, the landlord for the Vista, CA location filed a complaint against us in the Superior Court of California, County of San Diego for a Breach of Contract for a Promissory Note that we issued to him in connection with unpaid lease payments that we owed in the amount of $151,273 under the terms of the lease that we entered into for our Vista, CA location.

The Company is a co-defendant in a legal action filed October 22, 2015 for past-due fees for professional services in the amount of $194,569. Due to the early stage of this suit, the outcome cannot be determined at this time.

Item 1A.       Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2015, there were 2,551 shares of Preferred C shares converted into 909,467,772 shares of common stock.

In addition, during this same period, there were 4,155 shares of Preferred D stock issued.

The issuance of the securities described above were completed in accordance with the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other information

None.

Item 6.       Exhibits.

Number	Exhibit Title	Filing Method

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this reported to be signed on its behalf by the undersigned thereunto duly authorized.

ECO BUILDING PRODUCTS, INC.

Date: November 23, 2015	By:	/s/ Tom Comery
Tom Comery, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 23, 2015	By:	/s/ Randall Smith
Randall Smith, Chief Financial Officer
(Principal Financial and Accounting Officer)

