Form 10-Q
period 2015-12-31
ECO Building Products, Inc.
filed 2016-02-25
CIK 1409885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number:                 000-53875

Eco Building Products, Inc.

(Exact name of registrant as specified in its charter)

Colorado	20-8677788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11568 Sorrento Valley Road

San Diego CA 92121

(Address of principal executive offices)(Zip Code)

                                   858-222-0955

(Registrant’s telephone number, including area code)

909 West Vista Way Vista Ca 92083

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

☐ Yes ☒ No

The number of shares outstanding of each of the issuer's classes of common equity as of February 22, 2016:

3,489,745,293 shares of common stock

Eco Building Products, Inc.

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec 31	June 30
	2015	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$967	$40,306
Accounts receivable, net of allowance for doubtful accounts of $1,607 and $1,607, respectively	24,819	14,042
Inventories, net	158,778	171,631
Prepaid expenses	3,000	3,000
Other current assets	43,887	58,089
Total current assets	231,451	287,068

PROPERTY AND EQUIPMENT, net	706,615	592,679

TOTAL ASSETS	$938,066	$879,747

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,454,484	$1,256,160
Payroll and taxes payable	1,517,550	1,571,783
Accrued interest	407,807	237,907
Other payables and accrued expenses	146,041	167,565
Derivative Liability	31,050,647	14,198,848
Convertible notes payable, net of debt discount	987,691	759,956
Current maturities of notes payable	23,916	23,916
Loans payable - other	1,378,070	838,245
Loans payable - related parties	2,000	45,000
Total current liabilities	36,968,206	19,099,380

LONG TERM LIABILITIES
Notes payable, less current maturities	63,410	69,778
Total long term liabilities	63,410	69,778

TOTAL LIABILITIES	$37,031,616	$19,169,158

LIABILITIES RELATED TO DISCONTINUED OPERATIONS	1,148,229	1,148,229

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value, 30,000 shares authorized, -0- and 30,000 shares issued and outstanding at December 31, 2015 and at June 30, 2015	$-	$-
Preferred stock, Series B, $0.001 par value, 9,250 shares authorized, -0- shares issued and outstanding at December 31, 2015 and June 30, 2015	-	-
Preferred stock, Series C, $0.001 par value, 120,000 shares authorized, 101,099 and 104,440 shares issued and outstanding at December 31, 2015 and June 30, 2015 respectively	101	104
Preferred stock, Series D, $0.001 par value, 20,000 shares authorized, 17,114 and 9,979 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	17	10
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 3,223,078,626 and 608,622,815 shares issued and 3,221,645,579 and 607,189,768 outstanding at December 31, 2015 and June 30, 2015 respectively	3,223,079	608,623
Treasury Stock	(1,434)	(1,434)
Additional paid-in capital	53,051,023	54,831,568
Accumulated deficit	(93,514,564)	(74,876,514)
Total stockholders' deficit	(37,241,779)	(19,437,643)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$938,066	$879,747

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	6 months ended Dec 31,		3 months ended Dec 31,
	2015	2014	2015	2014
REVENUE
Product sales	$387,125	$1,653,115	$111,374	$777,366

TOTAL REVENUE	387,125	1,653,115	111,374	777,366

COST OF SALES
Cost of sales - product	610,576	2,003,244	259,389	878,629
	-	-		-

TOTAL COST OF SALES	610,576	2,003,244	259,389	878,629

GROSS LOSS	(223,452)	(350,129)	(148,015)	(101,263)

OPERATING EXPENSES
Research and development	159,564	39,816	79,591	5,618
Marketing	60,366	48,267	28,442	18,543
Compensation and related expenses	290,533	1,104,928	180,172	533,927
Rent - facilities	42,360	112,235	23,187	60,054
Professional and consulting fees	228,763	390,832	99,188	206,301
Other general and administrative expenses	293,413	301,252	127,141	147,491

Total operating expenses	1,074,998	1,997,331	537,721	971,935

LOSS FROM OPERATIONS	(1,298,449)	(2,347,459)	(685,735)	(1,073,198)

OTHER INCOME (EXPENSE)
Interest expense	(508,171)	(2,039,981)	(74,080)	(1,013,524)
Gain (loss) on derivative liability	(16,007,731)	5,748,916	(9,372,884)	686,710
Impairment expense	-	88,985		-
Other Income	-	(243,496)	-	-
Gain (loss) on settlement of debt	-			18,000
Derivative expense	(823,699)	(2,080,117)	(540,096)	(23,201)

Total other income	(17,339,601)	1,474,307	(9,987,060)	(332,015)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(18,638,051)	(656,989)	(10,672,795)	(1,334,596)
				-
NET LOSS FROM DISCONTINUED OPERATIONS	-	(216,164)	-	(70,617)

NET INCOME (LOSS)	$(18,638,050)	$(873,153)	$(10,672,795)	$(1,405,213)

NET INCOME (LOSS) PER COMMON SHARE, FROM CONTINUING OPERATIONS - Basic & Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.00)
NET INCOME (LOSS) PER COMMON SHARE, FROM DISCONTINUED OPERATIONS - Basic & Diluted	$(0.00)	$(0.02)	$(0.01)	(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic -	1,731,591,534	4,974,301,318	938,360,716	6,363,429,751
Diluted -	106,540,675,435	4,974,301,318	938,360,116	6,363,429,751

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	6 months ended Dec 31,
Cash flows from operating activities	2015	2014
Net Income (Loss)	$(18,638,050)	$(873,152)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization expense	64,863	138,340
Amortization of debt discount & deferred financing costs	288,062	795,900
Initial interest expense on value of derivative (excess)	-	1,232,464
Derivative expense	823,699	2,080,117
Stock Based Compensation	-	27,292
Common Stock issuance for interest and OID	11,750	-
Financing costs	39,165	-
Loss on derivative liability fair value adjustment	16,007,731	(5,748,916)
Loss on extinguishment of Convertible Notes and Accounts Payable	-	243,496
Gain on settlement of notes payable	-	(88,985)
Expense paid on behalf of the Company	-	1,221,457
Assignment of accounts receivable to note payable holder	-	(473,703.00)
Changes in assets and liabilities:
Accounts receivable	10,777	(97,869)
Inventory	12,853	(65,299)
Other current assets and prepaid expenses	14,201	-
Accounts payable	198,324	224,588
Payroll and taxes payable	(54,245)	(26,801)
Deferred Revenue	-	-
Other payable and accrued expenses	(21,491)	20,900
Accrued interest	169,900	38,280
Net cash from continuing operations	(1,072,461)	(1,351,891)
Net cash from discontinued operations	-	-
Net cash from operating activities	(1,072,461)	(1,351,891)

Cash flows from investing activities
Purchase of property and equipment	(176,209)	(28,953)
Notes receivable payments	-	-
Net cash used by investing activities	(176,209)	(28,953)

Cash flows from financing activities
Payments on related party notes	(43,000)	(60,158)
Proceeds from issuance of common stock	-	100,000
Proceeds from issuances of series C convertible preferred stock	-	975,000
Proceeds from issuances of series D convertible preferred stock	738,749	-
Proceeds from convertible notes payable	855,250	180,000
Proceeds from notes payable - related parties	-	-
Payments on notes payable	(335,300)	(95,855)
Payments on notes payable - vehicles loan	(6,368)	(17,666)
Proceeds from related party line of credit advances	-	-
Payments on accrued interest		-
Net cash provided by financing activities	1,209,331	1,081,321

Net change in cash and cash equivalent	(39,339)	(299,523)
Cash and cash equivalent at the beginning of year	40,306	375,066

Cash and cash equivalent at the end of year	$967	$75,542

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$8,333	8,333

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for conversion of notes payable	$60,077	$168,024
Shares issued for conversion of notes payable	$643,901	$-
Preferred shares issued for extinguishment of convertible notes payable & A/P	$-	$2,199,315
Shares issued for conversion of Pref C convertible preferred stock	$2,406,388	$1,064,676
Convertible notes issued for assumption of notes payable	$-	$410,000
Declared dividends	$-	$25,851
Purchase of property & equipment with loans payable	$-	$105,284
Debt Discount on convertible notes	$42,222	$696,085

See accompanying notes to condensed consolidated financial statements

Eco Building Products, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) DECEMBER 31, 2015

1.   Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements as of December 31, 2015, and for the three and six months ended December 31, 2015 and 2014 have been prepared by Eco Building Products, Inc (or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2015 has been derived from the unaudited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $93,514,564, recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current operational expenses of approximately one hundred fifty thousand dollars a month is required to continue to operate. This is achieved either through profit from sales; or by management seeking additional financing through the sale of its common stock, and/or through private placements. The minimum operational expenses must be met in order to relive the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or that we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

2.   Summary of Significant Accounting Policies

Loss Per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potential common shares at December 31, 2015 from preferred C shares convertible into 178.3 billion shares of common stock, preferred D shares convertible into 2.7 billion shares of common stock, and convertible notes convertible into 22 billion shares of common stock (December 31, 2014 – 12.6 billion). Accordingly, total common share equivalents of 203 billion were excluded in the computation of diluted net loss per share for the six months ended December 31, 2015, because the effect would be anti-dilutive.

Eco Building Products, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) DECEMBER 31, 2015

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

Recent Accounting Pronouncements

Management has determined that no new accounting pronouncements during the period that would affect the condensed consolidated financial statements.

3.   Balance Sheet details

As of December 31, 2015, inventories consisted of the following:

Chemicals	$126,970
Lumber	$31,808
$158,778

All of the Company’s inventories are pledged as collateral for the Company’s Senior Secured Notes (see Note 4). In addition, inventory is considered finished goods as the Company sells and markets the chemical and treated and untreated lumber. The chemicals and lumber include a $47,264 reserve for obsolete inventory.

Property and Equipment

Property and equipment is stated at cost.  Property and equipment-related expenditures for items with useful lives exceeding one year and major renewals and improvements are recorded as assets, while replacements and maintenance and repairs that do not improve or extend the lives of the respective assets are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.  Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets, ranging from (3) to seven (7) years.  Leasehold improvements are depreciated over their useful life or the term of the related lease, whichever is shorter.  Depreciation expense is not recorded on idle property and equipment until such time as it is placed into service. Depreciation expense for the six months ending December 31, 2015 was $64,863.

Accrued Liabilities

As of December 31, 2015, the Company owed $825,578 in past due payroll taxes and accrued penalties. The Company has made an arrangement with the IRS for monthly payments for a $651,999 portion of the liability. However, the Company is in default with this agreement. These amounts are recorded within payroll and taxes payable on the accompanying consolidated balance sheet.

Derivative Liabilities

During the six months ended December 31, 2015, the Company issued convertible preferred stock that can be converted to common stock in connection with raising equity and debt financing. As of December 31, 2015, the Company’s number of potential common shares plus the number of actual common shares outstanding (“Committed Shares”) exceeded the number of common shares authorized to issue in accordance with ASC 815-40-19 “Contracts in Entity’s Own Equity”. The number of outstanding common shares plus the potential common share liability has exceeded the amount of authorized shares, therefore the Company has to employ ASC 815-40-19 (“ASC 815”) to value common share equivalents potentially issuable to settle conversions of convertible notes, convertible preferred shares and exercise of warrants and options.

The Company values its derivative financial instruments, consisting primarily of embedded conversion features for convertible debt, convertible preferred stock, stock options and warrants, at issuance at fair value and revalues its derivative financial instruments at the end of each reporting period or in the case of any conversion or modification of terms, at the date of any such modification or conversion. Any change in fair value is charged to earnings of the period where the derivative financial instrument is modified or converted. The fair value of these derivative financial instruments was determined using a path-dependent Monte Carlo simulation. The ranges of inputs (or assumptions) the Company used to value the derivative liabilities at respective issuances, conversion or exercise dates, and at period end during the period ended December 31, 2015 were as follows:

Eco Building Products, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) DECEMBER 31, 2015

(1) dividend yield of 0%

(2) expected annual volatility of 203.47% to 263.89%

(3) risk-free interest rate of 0.28% 1.47%

(4) expected life of 0.53 days to 3.24 years, and

(5) estimated fair value of the Company’s common stock of $0.0001 to $0.0002 per share.

For the six months ended December 31, 2015, the Company issued an aggregate of $738,749 convertible preferred D series shares with a stated value of $100 per share as further described below in Note 7 and recorded additional derivative liabilities of $1,474,141 for the conversion features included therein. The Preferred D shares are convertible into the Company’s common shares, at the holder’s option, at conversion prices equal to 60% of the lowest VWAP closing price for the previous 30 days.

For all convertible notes described in the following paragraphs and for the options, warrants, and convertible preferred Series C and Series D shares described in Note 7, the fair value of the resulting derivative liability was $31,050,647 and $14,198,848 at December 31, 2015 and June 30, 2015 and, respectively.

A reconciliation of the derivative liabilities from June 30, 2015 to December 31, 2015 is:

Derivative Liabilities

Balance as of June 30, 2015	14,198,848
Additions related to embedded conversion features Preferred Series D issued	1,474,141
Conversion of convertible debt and Preferred Series C to common stock	(760,602)
Additions related to embedded conversion features of Convertible Debt	130,529
Loss on increase in value of derivative liabilities	16,007,731
Balance as of December 31, 2015	$31,050,647

4.   Notes Payable

The following table summarizes the notes payable as of December 31 2015.

	As of December 31, 2015
Description	Short term	Long term

		—
Convertible notes	1,042,674	—
Less discount to notes payable	(54,983)	—
Convertible notes, net	987,691	—
		—

Auto notes payable	23,916	63,410
Loans payable – other	1,357,388	—

	$2,368,995	$63,410

Eco Building Products, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) DECEMBER 31, 2015

Convertible notes

Inventory Note Payable - $833,333

On September 16, 2014, the Company entered into a Securities Purchase Agreement with Dominion Capital, LLC, whereby Dominion agreed to fund the Company with an aggregate of up to $750,000 in Subscription Amount corresponding to an aggregate of up to $833,333 in the form of a 10% Original Issue Discount Senior Secured Convertible Promissory Note due September 16, 2015 and a Common Stock Purchase Warrant for up to 20,000,000 shares. This funding will be used exclusively to purchase lumber and chemicals and is to be dispersed from an escrow account. On September 29, 2014, Dominion transferred and assigned the Note and the Warrant to M2B Funding Corporation. The Note has a fixed conversion price of $0.20 subject to certain adjustments. The Company is scheduled to repay the Note in monthly installments, the final payment was due on October 16, 2015. The Company is in default on this note. The Company plans on using the receivables from the sale of lumber and chemicals to comply with the terms of the repayment schedule. In the event of default, the Note is subject to an increase in the interest rate to eighteen percent (18%) per annum. In accordance with the Agreement, the Company issued a Common stock Purchase Warrant, allowing M2B Funding Corporation the right to purchase up to 20,000,000 shares of Common Stock on September 16, 2015 and expiring on September 16, 2019. The Company purchased all of the 20,000,000 available warrants under this agreement. The exercise price per share of the Common Stock under this Warrant is $0.02 subject to certain adjustments. The Warrant may be exercised in whole or in part, at such time by means of a cashless exercise (see Note 7). The Common Shares cannot be sold and or assigned for a period of one year from the original Warrant issue date. The Company initially recorded discounts totaling $1,001,326 representing the fair value of the warrants issued. During the six months ended December 31, 2015 the Company amortized the remaining discount balance of $230,905. During the six months ended December 31, 2015 this investor converted $35,877 into 219,321,375 shares of common stock. The balance of this note at December 31, 2015 is $944,902, inclusive of original issue discount of $76,515. Accrued interest at December 31, 2015 is $250,980.

Note Payable - $100,000

On November 12, 2014, the Company entered into, with a private investor, a Promissory Note for $100,000, with an original issue discount of $20,000, for net proceeds to the Company of $80,000 for the purpose of funding operations and for general working capital.  In addition the Company issued 12,500,000 restricted common shares. On May 14, 2015, the holder converted $20,000 of this note into 10,000,000 shares of common stock. The conversion represented a substantial modification of the note’s original terms and as a result the Company recognized a loss of $47,000. The note was in default on May 15, 2015. Default provisions included additional interest at 18%. During the six months ended December 31, 2015 this investor converted $24,200 into 154,000,000 shares of common stock. The Company recorded amortization of discounts totaling $53,937 during the six months ended December 31, 2015 and the discount balance is $15,981 at December 31, 2015. The balance of this note at December 31, 2015 is $55,800 plus accrued interest of $7,575.

Senior Convertible Note - $14,167

On November 10, 2015, the Company entered into, with a private investor, a Senior Convertible Note for $14,167, with an original issue discount of $1,417, for net proceeds to the Company of $12,750 for the purpose of funding operations and for general working capital.  The maturity date is one year from the issuance date. In the event of default, the Note is subject to an increase in the interest rate to twenty-two percent (22%) per annum. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous twenty-five trading day period. In the event of default the conversion price is equal to 55% of the lowest traded price in the prior thirty trading days. The Company recorded amortization of discounts totaling $1,979 during the six months ended December 31, 2015 and the discount balance is $12,188 at December 31, 2015. The balance of this note at December 31, 2015 is $14,167 plus accrued interest of $435.

Senior Convertible Note - $14,167

On November 30, 2015, the Company entered into, with a private investor, a Senior Convertible Note for $14,167, with an original issue discount of $1,417, for net proceeds to the Company of $12,750 for the purpose of funding operations and for general working capital.  The maturity date is one year from the issuance date. In the event of default, the Note is subject to an increase in the interest rate to twenty-two percent (22%) per annum. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous twenty-five trading day period. In the event of default the conversion price is equal to 51% of the lowest traded price in the prior thirty trading days. The Company recorded amortization of discounts totaling $1,203 during the six months ended December 31, 2015 and the discount balance is $12,964 at December 31, 2015. The balance of this note at December 31, 2015 is $14,167 plus accrued interest of $265.

Eco Building Products, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) DECEMBER 31, 2015

Senior Convertible Note - $14,167

On December 30, 2015, the Company entered into, with a private investor, a Senior Convertible Note for $13,889, with an original issue discount of $1,389, for net proceeds to the Company of $12,500 for the purpose of funding operations and for general working capital.  The maturity date is one year from the issuance date. In the event of default, the Note is subject to an increase in the interest rate to twenty-two percent (22%) per annum. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous twenty-five trading day period. In the event of default the conversion price is equal to 51% of the lowest traded price in the prior thirty trading days. The Company recorded amortization of discounts totaling $38 during the six months ended December 31, 2015 and the discount balance is $13,851 at December 31, 2015. The balance of this note at December 31, 2015 is $13,889 plus accrued interest of $8.

Loans Payable – Other

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

Secured Promissory Note - $44,500

At June 30, 2012, the Company was indebted for $44,500 for amounts received in prior years for operating expenses in exchange for a secured promissory note from a third party entered into during 2010. This amount was due on demand and non-interest bearing. No payments were made on this note during the six months ending December 31, 2015, leaving a balance due of $44,500 at December 31, 2015. The lender is claiming the amount owed is $360,000, which the Company disputes.

Inventory Note Payable – up to $1,200,000

On July 18, 2014, the Company signed a Secured Revolving Promissory Note for up to One Million Two Hundred Thousand Dollars ($1,200,000) with an investor to facilitate purchase of inventory for orders from the Company’s material customer. The note is secured by the inventory. Repayment of the note is facilitated by the assignment of the accounts receivable directly from the Company’s material customer to the investor. The initial term of the note is for six months with an option to extend for an additional six month period. The note will bear an 18% interest rate per annum with a maximum default interest of 24% per annum. Within three (3) Business Days after the date of this Note, the Company shall deliver to Payee a Warrant, in a form acceptable to Payee, exercisable for 900,000 shares of the Company’s Common Stock at a price per share equal to the closing price of the Common Stock on the trading day prior to the date of such Warrant. Upon receipt of such Warrant, Payee shall execute a 12-month lock-up agreement in customary form and reasonably acceptable to Payee; currently no warrant or lock-up agreements have been issued or executed. The Company made no additional borrowings or payments on this note during the three months ended September 30, 2015.  The balance of the note as of December 31, 2015 is $183,456 plus accrued default interest of $37,892. This note has not been renewed at the six month anniversary. No payments have been made after December 31, 2015.

Lease in Default - $151,275

Effective April 1, 2015 and up through September 30, 2015, the Company has incurred $151,275 in a default on their facilities lease. The default rate on the lease is 10%. No repayments have been made during the six months from June 30, 2015 to December 31, 2015, leaving a balance of $151,275 due at December 31, 2015 plus accrued default interest of $7,626.

Note Payable-$500,000

On February 14, 2014 the Company entered into a Note agreement in the amount of $500,000 for the purpose of purchasing inventory. The note is secured by the Company’s inventory and is to be repaid out of the proceeds of the subsequent inventory sales. The note was due May 14, 2014 and was extended until March 31, 2015. The Note carries minimum interest of $45,000 for the initial term and an additional $45,000 of interest for the extension of the due date. The balance due is $85,911 at December 31, 2015 plus the additional $45,000 as accrued interest. No payments have been made after December 31, 2015.

Eco Building Products, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) DECEMBER 31, 2015

Note Payable-$250,000

On April 11, 2014, the Company entered into a Note agreement in the amount of $250,000 for the purpose of funding operations and for general working capital. The Note carries minimum interest of $22,500 and the note was due July 1, 2014 and was extended until March 31, 2015.  The Company made no draw-downs or payments on this note during the six months ended December 31, 2015. The balance due is $150,000 at September 30, 2015 plus the additional $36,300 as accrued interest. No payments have been made after December 31, 2015.

Note Payable-$20,000

On March 25, 2015, the Company entered into a Promissory Note agreement in the amount of $20,000 with annual interest of 6% for the purpose of funding operations and for general working capital.  The note was due on April 24, 2015. Default interest of an additional 10% per annum on the original loan amount accrues if the repayment term goes beyond 30 days. The balance due is $20,000 at December 31, 2015 plus $1,474 of accrued interest.   No payments have been made after September 30, 2015.  Additionally, the Company borrowed an additional $3,000 from this same party at 0% and no terms of repayment.

Note Payable-$60,000

On April 2, 2015, a shareholder loaned the company $60,000 on a secured promissory note with a 6% per annum interest rate and a 30 day maturity date.  Default interest of an additional 10% per annum is incurred on this note if repayment is not made by July 2, 2015.   The balance due is $60,000 at December 31, 2015 plus $4,291 of accrued interest.   No payments have been made after December 31, 2015.

Promissory Note-$275,000

On December 15, 2015, a shareholder loaned the company $275,000 on a promissory note with a 24% per annum interest rate with monthly payments of $25,000 commencing in April 2016 until paid in full. The balance due is $275,000 at December 31, 2015.

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

Future Receivables Sale Agreement - $225,000

Effective July 29, 2015, the Company entered into an agreement whereby it sold a percentage of its future receivables in exchange for $220,500 ($225,000 less a $4,500 setup fee). The Company is to repay $309,375 via daily remittance of a percentage of its accounts receivable collections and other receipts from the sale of its products and services. Per the terms of the agreement, the Company made an alternative election to repay the $309,375 via a flat daily remittance of $2,163 until that amount is repaid in full. The Company has accounted for this agreement as a note payable with a maturity date of March 9, 2016 and an imputed interest rate of 123%. The balance of the note is $87,164 at December 31, 2015.

Future Receivables Sale Agreement - $70,000

Effective September 16, 2015, the Company entered into a second similar agreement whereby it sold a percentage of its future receivables in exchange for $70,000. Per the terms of the agreement, the Company elected to repay $96,250 via a flat daily remittance of $1,019 until that amount is repaid in full. The Company has accounted for this agreement as a note payable with a maturity date of February 18, 2016 and an imputed interest rate of 177%. The balance of the note is $11,917 at December 31, 2015.

Future Receivables Sale Agreement - $120,000

Effective September 28, 2015, the Company entered into a third similar agreement whereby it sold a percentage of its future receivables in exchange for $120,000. Per the terms of the agreement, the Company is to repay $153,000 via a flat daily remittance of $1,196 until that amount is repaid in in full. The Company has accounted for this agreement as a note payable with a maturity date of April 5, 2016 and an imputed interest rate of 98%. The balance of the note is $78,165 at December 31, 2015.

Eco Building Products, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) DECEMBER 31, 2015

Settlement and Release Agreement - $100,000

In July 2015, the Company entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Eco Prime, LLC. The Settlement Agreement resolves any disputes arising from the Limited Asset Purchase Agreement entered into between the parties on March 19, 2014. Pursuant to the terms of the Settlement Agreement, the Company paid One Hundred Thousand Dollars ($100,000) to acquire the assets from EcoPrime and released each party from any liability under the March 2014 agreement. In order to fund the $100,000 payment, the Company entered into a Promissory Note with a private investor dated July 14, 2015. Pursuant to the terms of the note, it had a 60-day maturity and a flat 25% interest rate. The note was due on September 14, 2015 but, to date, has not been paid off and is currently in default. The note incurs additional default interest of 6%. The balance of the note at December 31, 2015 is $85,000 plus accrued interest of $10,182.

In connection with this agreement, the Company borrowed an additional $32,000 from this same party at 0% in a short-term bridge financing arrangement which has been repaid.

On November 19, 2014, the Company entered into a Promissory Note for $100,000 with annual interest of 6% for the purpose of funding operations and for general working capital.  In addition the Company issued 12,500,000 restricted common shares. The note was due on February 19, 2015. As of May 18, 2015 the Company has extended the note to August 21, 2015 with the agreement to issue, prior to the new maturity date, an additional 25,000,000 common shares.  Pursuant to the default provisions of the note, the Company issued an additional 15,000,000 common shares during the six months ended December 31, 2015. The balance due is $100,000 at December 31, 2015 plus $11,852 of accrued interest. No payments have been made after December 31, 2015.

On January 16, 2015 the Company entered into an additional promissory note for $20,000 with annual interest of 6%. This note was due on July 16, 2015.  In addition the Company issued 30,000,000 restricted common shares. The balance due is $20,000 at December 31, 2015 plus $2,147 of accrued interest. No payments have been made after December 31, 2015.

Loans Payable – Related Party

At December 31, 2015, the Company had interest bearing notes payable due to its Chief Technical Officer with a balance of $2,000. During the six months ending December 31, 2015, the Company made payments totaling $43,000 under this note.

Eco Building Products, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) DECEMBER 31, 2015

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

(unaudited) DECEMBER 31, 2015

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

Effective with the Chief Executive Officer’s termination on June 15, 2015, all 30,000 Series A preferred shares were cancelled. There were no issuances of Series Preferred A stock during the six months ended December 31, 2015. There were no Series preferred A shares outstanding at December 31, 2015.

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

On June 3, 2014, all shares of the Preferred B Stock were converted into an equal number of shares of the Company’s Series C Convertible Preferred Stock as described below.  There were no Preferred B shares outstanding at December 31, 2015 or June 30, 2015.

Series C 12% Convertible Preferred Stock:

On May 30, 2014, the Company authorized 120,000 shares of a newly-created Series C 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred C Stock”).

The terms of the Preferred C Stock are as follows:

Eco Building Products, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) DECEMBER 31, 2015

●	The Preferred C Stock shall have no voting rights.
●	The Preferred C Stock is convertible at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.
●	The Preferred C Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that are not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. As of December 31, 2015, the Company has accrued dividends on Preferred C Stock in the amount of $588,961. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred C Stock.
●	The Preferred C Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

The following table provides the activity of the Company’s Preferred C stock for the six months ended December 31, 2015:

Balance as of June 30, 2015	104,440
Preferred C Stock issued for cash	—
Preferred C Stock converted into Common Stock	(3,341)
Balance as of December 31, 2015	101,099

Preferred C Stock converted to Common Stock

During the six months ended December 31, 2015, according to the conversion terms described above, the investors converted 3,341 shares of Preferred C Stock representing value of $334,042 into 2,226,134,436 shares of the Company’s Common Stock.

Series D 12% Convertible Preferred Stock:

On March 31, 2015, the Company authorized 10,000 shares of a newly-created Series D 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred D Stock”). Effective July 2, 2015, the Company increased the number of authorized shares to 20,000.

●	The Preferred D Stock shall have no voting rights.
●	The Preferred D Stock is convertible at any time at 60% of the lowest VWAP of the 30 days leading up to conversion multiplied by the stated value of $100.
●	The Preferred D Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. As of December 31, 2015, the Company has accrued dividends on Preferred D Stock in the amount of $158,251. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred D Stock.
●	The Preferred D Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

Preferred D Stock issued for cash

During the six months ended December 31, 2015, investors purchased 7,387 shares of Preferred D Stock for $738,749 of cash.

Common Stock Issuances

During the six months ended December 31, 2015, the Company issued a total of 2,614,455,811 shares of its common stock as follows:

373,321,375 shares were issued for conversion of convertible debt and accrued interest with an aggregate value of $60,077;

Eco Building Products, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) DECEMBER 31, 2015

15,000,000 shares were issued pursuant to default provisions of a note payable with an aggregate value of $11,750; and

2,226,134,436 shares were issued for conversion of 3,341 shares of convertible Preferred C stock as described above.

Treasury Stock

There were no treasury stock transactions during the six months ended December 31, 2015. The Company held 1,433,047 shares of common stock as treasury stock at December 31, 2015.

Warrants

As discussed in Note 4, the Company issued a Common Stock Purchase Warrant, allowing M2B Funding Corporation the right to purchase up to 20,000,000 shares of Common Stock on September 16, 2014 and expiring on September 16, 2019. The exercise price per share of the Common Stock under these warrants is $0.02 subject to certain adjustments. The 20,000,000 warrants were valued at $438,590 using the Black-Scholes Option Model with a risk free interest rate of 1.47%, volatility of 203.47%, and trading price of $0.0001 per share.

The following is a schedule of warrants outstanding as of December 31, 2015:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, June 30, 2015	20,000,000	$0.02	4.21 Years
Warrants issued	-	-
Warrants expired	-	-
Warrants cancelled	-	-	-
Balance, December 31, 2015	20,000,000	$0.02	3.71 Years

Options

In April 2011, the Company granted options to its Chief Technical Officer to purchase 400,000 shares of its common stock. The 400,000 options have an exercise price of $0.10 per share and expire in five years.

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

The following is a schedule of options outstanding as of December 31, 2015:

Eco Building Products, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited) DECEMBER 31, 2015

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance, June 30, 2015	6,986,227	$0.02	9.98 Years	$-
Options granted	-	-		-
Options cancellation/expired	-	-	-	-
Balance, December 31, 2015	6,986,227	$0.02	8.37 Years	$-

As of December 31, 2015, 4,093,114 of the 6,986,227 options are exercisable.  Compensation expense of $10,994 remaining, will be recognized over the remaining vesting period.

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

(unaudited) DECEMBER 31, 2015

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

On October 6, 2015, the landlord for the former Vista, CA location filed a complaint against us in the Superior Court of California, County of San Diego for a Breach of Contract for a Promissory Note that we issued to him in connection with unpaid lease payments that we owed in the amount of $151,272.65 under the terms of the lease that we entered into for our Vista, CA location.

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

9. Subsequent Events

From December 31, 2015 to February 22, 2016, the Company issued to investors a total of 3,083 Preferred D shares for total cash of $308,333.

From December 31, 2015 to February 22, 2016, the Company issued to investors a total of 116,666,667 common shares converted from 70 preferred C shares.

From December 31, 2015 to February 22, 2016, the Company issued 150,000,000 of common shares from conversions of debt amounting $7,500.

In February, 2016, the Company consolidated its coating services only (CSO) operations in Augusta, GA, closing the Tacoma WA and Fair Lawn NJ plants.

In February, 2016, the Company moved its headquarters from Vista CA to San Diego CA.

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

The following management's discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and six months ended December 31, 2015 included in this report and our audited consolidated financial statements and related notes for the year ended June 30, 2015 included in our Annual Report on Form 10-K filed on November 16, 2015 with the Securities and Exchange Commission.

Forward-Looking Statements

Certain statements concerning our plans and intentions included herein may constitute forward-looking statements. There are a number of factors that may affect our future results, including, but not limited to, (a) our ability to obtain additional funding for operations, (b) the continued availability of management to develop the business plan and (c) on ramping the supply side which yields higher profits (d) successful development and market acceptance of our products.

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

In 2015, the Company changed its business model to focus on coating services only and chemical sales. The Company no longer purchases lumber for coating and resells the treated lumber. Customers have their lumber shipped to one of three facilities: (i) Fair Lawn, New Jersey (consolidated with Augusta GA in February 2016), (ii) Tacoma, Washington (consolidated with Augusta GA in February 2016); or (iii) Augusta, Georgia.

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

Fair Value Policy

Management believes there have been no significant changes during the six months ended December 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2014 Annual Report on Form 10-K.

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

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current operational expenses of approximately one hundred fifty thousand dollars a month is required to continue to operate. This is achieved either through profit from sales; or by management seeking additional financing through the sale of its common stock, and/or through private placements; the minimum operational expenses must be met in order to relieve the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. Utilization of the credit facilities secured in the period have allowed the company to increase sales of finished goods resulting in higher gross revenues and increasing profits. We expect the company will continue to gain market share having an inventory of finished goods ready for immediate sales resulting in a continued trend towards profitability. The Company has focused primarily on the direct sales of coating services and chemical sales to affiliates. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Financial Condition and Results of Operations

Results of Operations for the Three and Six Months Ended December 31, 2015 as Compared to the Three and Six Months Ended December 31, 2014

Revenues - For the three months ended December 31, 2015, the Company had total revenues of $111,374 from product sales, as compared to $777,366 in revenues of product sales for three month period ended December 31, 2014. The decrease in revenue is mainly attributed to the loss of a large, unprofitable customer and the discontinuance of lumber sales as a product line.

For the six months ended December 31, 2015, the Company had total revenues of $387,125 of product sales as compared to $1,653,115 for the six months ended December 31, 2014. The decrease was also due to the loss of a large, unprofitable customer and the discontinuance of lumber sales as a product line.

Cost of Sales and Gross Loss - The gross loss for the three months ended December 31, 2015 and December 31, 2014 was $148,015 and $101,263, respectively. The gross loss for both years can be attributed to plant consolidation and closing costs and excess capacity in all of our production facilities

The gross loss for the six months ended December 31, 2015 and December 31, 2014 was $223,452 and $350,129, respectively. The gross loss for both years can also be attributed to plant consolidation and closing costs and excess capacity in all of our production facilities

Operating Expenses - For the three months ended December 31, 2015, our total operating expenses were $537,721 or $434,214 below the three months ended December 31, 2014 of $971,935. The significant reduction in expenses year over year can be attributed to a reduction in head count and other expense reductions by new management. Included in our operating expenses for the three months ended December 31, 2015 were general and administration compensation and related costs of $180,172. Professional fees included in our operating expenses for the three months ended December 31, 2015 amounted to $99,188. Other significant operating costs we incurred during the three months ended December 31, 2015 included rent of $23,187, sales and marketing of $28,442, research and development of $79,591, and other general and administrative costs of $127,141.

For the six months ended December 31, 2015, our total operating expenses were $1,074,998 or $922,333 below the six months ended December 31, 2014 of $1,997,331. The significant reduction in expenses year over year can also be attributed to a reduction in head count and other expense reductions by new management. Included in our operating expenses for the six months ended December 31, 2015 were general and administration compensation and related costs of $290,533. Professional fees included in our operating expenses for the six months ended December 31, 2015 amounted to $228,763. Other significant operating costs we incurred during the six months ended December 31, 2015 included rent of $42,360, sales and marketing of $60,366, research and development of $159,564, and other general and administrative costs of $293,413.

Operating Loss - As a result of the aforementioned, the operating loss for the three months ended December 31, 2015 was reduced to $685,735 or $434,214 below the three months ended December 31, 2014 operating loss of $1,073,198.

For the six months ended December 31, 2015, the operating loss was $1,298,449 or $1,049,010 below the six months ended December 31, 2014 operating loss of $2,347,459.

Other Income and Expenses - For the three months ended December 31, 2015 we had other expenses that included interest expense of $74,080. We incurred $9,372,884 for the loss on derivative of our convertible notes payable significantly due to the conversion to common shares and the decrease in the stock price. This is compared to the three months ended December 31, 2014, in which our other income and expenses included interest expense of $1,013,524 and gain on derivative liability of $686,710.

For the six months ended December 31, 2015 we had other expenses that included interest expense of $508,171. We incurred $16,007,731 for the loss on derivative of our convertible notes payable and Preferred C and D shares. This is compared to the six months ended December 31, 2014, in which our other expenses that included interest expense of $2,039,981. We incurred $5,748,916 for the gain on derivative of our convertible notes payable.

Net Loss

The net loss of $10,672,795 and $18,638,050 for the three months and six months ended December 31, 2015, respectively, were primarily a result of derivative expense.

Liquidity and Capital Resources

On December 31, 2015, we had $967 cash on hand. During the six months ended December 31, 2015, net cash used in our operating activities amounted to $1,072,461, which included $288,062 amortization of debt discount, $16,007,731 loss on derivative liability fair value adjustment significantly due to the conversion to common shares and the decrease in stock price. Cash of $1,204,331 was provided by financing activities during the same period, $738,449 proceeds from issuance of preferred D stock and $855,250 proceeds from notes payable.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2015 and all interim subsequent periods. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our principal executive officer and our principal financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms to allow timely decisions regarding required disclosure.  The material weakness and significant deficiency identified by our management as of December 31, 2015 and all interim subsequent periods relates to the ability of the Company to record transactions and provide disclosures in accordance with U.S. GAAP. We did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements. Our staff needs substantial training to meet the demands of a U.S. public company and our staff’s understanding of the requirements of U.S. GAAP-based reporting are inadequate.

Material Weaknesses

During the period ended December 31, 2015, we determined that because of the limited personnel, lack of segregation of duties and manual process related to the tracking and valuation of our inventory, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our financial statements.  This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

See comments on Note 7, Common Stock Issuances -

During the six months ended December 31, 2015, the Company issued a total of 2,599455811 shares of its common stock as follows:

According to the conversion terms described under Note 7 of the Financial Footnotes, investors converted 3,290 shares of Preferred C Stock representing value of $329,042 into 2,142,801,108 shares of the Company’s Common Stock.

Common shares totaling 456,654,708 were issued in exchange for $65,077 of convertible notes.

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

ECO BUILDING PRODUCTS, INC.

Date: February 24, 2016	By:	/s/ Tom Comery
Tom Comery, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 24, 2016	By:	/s/ Randall Smith
Randall Smith, Chief Financial Officer
(Principal Financial and Accounting Officer)

