Form 10-Q
period 2016-03-31
ECO Building Products, Inc.
filed 2016-08-22
CIK 1409885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File Number: 000-53875

Eco Building Products, Inc.

(Exact name of registrant as specified in its charter)

Colorado	20-8677788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11568 Sorrento Valley Road #13 San Diego CA 92121

(Address of principal executive offices)(Zip Code)

(858) 780-4747
(Registrant’s telephone number, including area code)

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

☐ Yes ☒ No

The number of shares outstanding of each of the issuer's classes of common equity as of August 18, 2016:

3,771,411,958 shares of common stock post stock-split adjusted.

2

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$13,877	$40,306
Accounts receivable, net of allowance for doubtful accounts of $1,607 and $1,607, respectively	32,593	14,045
Inventories, net	50,707	171,631
Prepaid expenses	3,000	3,000
Other current assets	16,483	58,089
Total current assets	116,660	287,071

PROPERTY AND EQUIPMENT, net	557,298	592,679

TOTAL ASSETS	$673,958	$879,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,453,250	$1,256,160
Payroll and taxes payable	1,530,936	1,571,786
Accrued interest	506,509	237,907
Other payables and accrued expenses	147,531	167,565
Derivative Liability	35,347,830	14,198,848
Convertible notes payable, net of debt discount	1,082,190	759,956
Notes payable	85,425	93,694
Loans payable - other	1,704,445	399,334
Loans payable - related parties	2,000	483,911
Total current liabilities	41,860,116	19,169,161

TOTAL LIABILITIES	$41,860,116	$19,169,161

LIABILITIES RELATED TO DISCONTINUED OPERATIONS	1,148,229	1,148,229

COMMITMENTS AND CONTINGENCIES	$-	$-

STOCKHOLDERS' DEFICIT
Preferred stock, Series A, $0.001 par value, 30,000 shares authorized, -0- and 30,000 shares issued and outstanding at March 31, 2016 and at June 30, 2015	$-	$-
Preferred stock, Series B, $0.001 par value, 9,250 shares authorized, -0- shares issued and outstanding at March 31, 2016 and June 30, 2015	-	-
Preferred stock, Series C, $0.001 par value, 120,000 shares authorized, 97,259 and 104,440 shares issued and outstanding at March 31, 2016 and June 30, 2015 respectively	97	104
Preferred stock, Series D, $0.001 par value, 20,000 shares authorized, 20,697 and 9,979 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	21	10
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 3,489,745,293 and 608,622,815 shares issued and 3,488,312,246 and 607,189,768 outstanding at March 31, 2016 and June 30, 2015 respectively	3,489,746	608,623
Treasury Stock	(1,434)	(1,434)
Additional paid-in capital	52,859,067	54,831,568
Accumulated deficit	(98,681,884)	(74,876,514)
Total stockholders' deficit	(42,334,387)	(19,437,643)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$673,958	$879,750

See accompanying notes to condensed consolidated financial statements

3

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
REVENUE
Product and coating sales	$439,612	$2,247,210	$52,487	$594,095

TOTAL REVENUE	439,612	2,247,210	52,487	594,095

COST OF SALES
Cost of sales	837,199	2,679,167	226,623	675,922
	-	-		-

TOTAL COST OF SALES	837,199	2,679,167	226,623	675,922

GROSS LOSS	(397,587)	(431,957)	(174,136)	(81,827)

OPERATING EXPENSES
Research and development	210,848	52,946	51,284	13,130
Marketing	75,160	57,021	14,795	8,754
Compensation and related expenses	463,419	1,036,199	172,886	257,492
Rent - facilities	52,672	126,000	10,312	42,000
Professional and consulting fees	280,393	433,385	51,630	42,553
Other general and administrative expenses	407,413	940,869	114,000	285,162

Total operating expenses	1,489,905	2,646,420	414,907	649,091

LOSS FROM OPERATIONS	(1,887,492)	(3,078,377)	(589,043)	(730,918)

OTHER INCOME (EXPENSE)
Interest expense//amortization expense	(647,802)	(2,280,676)	(139,631)	(207,109)
Loss on derivative liability	(20,542,423)	(27,553,227)	(4,534,692)	(33,302,143)
Other expenses	(120,210)		(120,210)	-
Other Income	8,197		8,197	-
Gain on exchange of debt for preferred C stock	744,587	88,985	744,587
Loss on extinguishment of debt	-	(228,607)	-
Derivative expense	(1,360,227)	(2,061,420)	(536,528)

Total other income	(21,917,878)	(32,034,945)	(4,578,277)	(33,509,252)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(23,805,370)	(34,897,158)	(5,167,320)	(34,169,553)
				-
NET LOSS FROM DISCONTINUED OPERATIONS	-	(216,164)	-	(70,617)

NET LOSS	$(23,805,370)	$(35,113,322)	$(5,167,320)	$(34,240,170)

NET LOSS PER COMMON SHARE, FROM CONTINUING OPERATIONS - Basic & Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.01)
NET LOSS PER COMMON SHARE, FROM DISCONTINUED OPERATIONS - Basic & Diluted	$(0.01)	$(0.02)	$(0.00)	(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic -	2,290,774,536	4,974,301,318	3,421,430,275	6,363,429,751
Diluted -	2,290,774,536	4,974,301,318	3,421,430,275	6,363,429,751

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net Loss	$(23,805,370)	$(35,113,323)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization expense	62,997	159,426
Bad debt expense	11,750
Amortization of debt discount & deferred financing costs	310,061	1,054,961
Derivative expense	1,360,227	3,381,768
Stock Based Compensation	-	27,292
Financing costs	34,943	-
Loss on derivative liability fair value adjustment	20,542,423	27,553,227
Loss on extinguishment of Convertible Notes and Accounts Payable	-	228,607
Gain on settlement of notes payable	-	(88,985)
Expense paid on behalf of the Company	-	1,239,324
Gain on note payable exchanged for Preferred C Stock	(744,587)	-
Assignment of accounts receivable to note payable holder	-	(541,576)
Changes in assets and liabilities:
Accounts receivable	(18,551)	(54,900)
Inventory	120,924	123,008
Prepaid expenses and other	25,255	(18,038)
Accounts payable	197,090	583,240
Accrued expenses	(40,850)	15,183
Other payable and accrued expenses	(20,034)	(29,364)
Accrued interest	355,988	47,815
Net cash from operating activities	(1,607,734)	(1,432,335)

Cash flows from investing activities
Purchase of property and equipment	(11,265)	(34,004)
Net cash used by investing activities	(11,265)	(34,004)

Cash flows from financing activities
Payments on related party notes	(43,000)	(60,158)
Proceeds from issuance of common stock	-	100,000
Proceeds from issuances of series C convertible preferred stock	-	975,000
Proceeds from issuances of series D convertible preferred stock	1,071,832	-
Proceeds from convertible notes payable	88,000	-
Proceeds notes payable	819,307	200,000
Payments on convertible notes payable	-	(104,188)
Payments on notes payable	(343,569)	(15,014)
Net cash provided by financing activities	1,592,570	1,095,640

Net change in cash and cash equivalent	(26,429)	(370,699)
Cash and cash equivalent at the beginning of year	40,306	375,066

Cash and cash equivalent at the end of year	$13,877	$4,366

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$15,000	8,333

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for conversion of notes payable	$654,084	$168,024
Common shares issued for settlement of investor loans	$-	$12,000
Note payable issued for Preferred Stock cancellation	$377,000
Options issued in exchange for series A preferred stock and forgiveness of liabilities	$-	$57,513
Preferred shares issued for extinguishment of convertible notes payable & A/P	$-	$2,154,426
Shares issued for conversion of Series C convertible preferred stock	$3,041,338	$1,951,241
Convertible notes issued for assumption of notes payable	$-	$410,000
Declared dividends	$-	$203,083
Purchase of property & equipment with loans payable	$-	$105,284
Debt Discount on convertible notes	$38,000	$1,144,731
Common Shares issued for interest expense	$-	$76,190
OID	$4,222	$59,454

See accompanying notes to condensed consolidated financial statements

1.    Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2016, and for the three and nine months ended March 31, 2016 and 2015 have been prepared by Eco Building Products, Inc (or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at March 31, 2016 has been derived from the unaudited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $98,681,884, recurring losses from operations and significant cash used in operating activities over the last three years, and is dependent upon its ability to obtain future financing and successful operations.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is entirely dependent upon our ability to obtain financing and upon future profitability of our operations. The Company estimates the current operational expenses of approximately two hundred thousand dollars a month is required to continue to operate. This is achieved either through profit from sales; or by management seeking additional financing through the sale of its common/preferred stock, and/or through private placements. Currently, the Company has relied upon the sale of preferred stock and issuance of convertible debt to meet monthly cash flow demands. The sale of preferred stock with convertible features and issuance of convertible debt (see note 7) poses dilutive effects due to the nature of this financing. The minimum operational expenses must be met in order to relive the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or that we will raise sufficient funds in a timely manner to continue operating. The Company has significantly reduced expenditures. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

2.    Summary of Significant Accounting Policies

Loss Per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potential common shares at March 31, 2016 from preferred C shares convertible into 162.1 billion shares of common stock, preferred D shares convertible into 34.5 billion shares of common stock (March 31, 2015 – 9.7 billion ) and convertible notes convertible into 22.1 billion shares of common stock (March 31, 2015 – 712.6 million). Accordingly, total common share equivalents of 218.7 billion were excluded in the computation of diluted net loss per share for the three and nine months ended March 31, 2016, because the effect would be anti-dilutive.

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

3.    Balance Sheet details

As of March 31, 2016, inventories consisted of $50,707 in chemicals.

All of the Company’s inventories are pledged as collateral for the Company’s Senior Secured Notes (see Note 4). In addition, inventory is considered finished goods as the Company sells and markets the chemicals.

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

Accrued Liabilities

As of March 31, 2016, the Company owed $825,578 in past due payroll taxes and accrued penalties. This amount is recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at March 31, 2016, the Company owed $157,995 in past due sales tax in which it has filed the appropriate reports This amount is recorded in liabilities related to discontinued operations on the accompanying consolidated balance sheet.

Derivative Liabilities:

During the nine months ended March 31, 2016, the Company issued additional convertible notes payable amounts and convertible preferred stock that can be converted to common stock in connection with raising equity and debt financing. As of March 31, 2016, the Company’s number of potential common shares plus the number of actual common shares outstanding (“Committed Shares”) exceeded the number of common shares authorized and available to issue in accordance with ASC 815-40-19 “Contracts in Entity’s Own Equity”. The number of outstanding common shares plus the potential common share liability has exceeded the amount of authorized shares, therefore the Company has to employ ASC 815-40-19 (“ASC 815”) to value common share equivalents potentially issuable to settle conversions of convertible notes, convertible preferred shares and exercise of warrants and options.

The Company values its derivative financial instruments, consisting primarily of embedded conversion features for convertible debt, convertible preferred stock, stock options and warrants, at issuance at fair value and revalues its derivative financial instruments at the end of each reporting period or in the case of any conversion or modification of terms, at the date of any such modification or conversion. Any change in fair value is charged to earnings of the period where the derivative financial instrument is modified or converted. The fair value of these derivative financial instruments was determined using a path-dependent Monte Carlo simulation. The ranges of inputs (or assumptions) the Company used to value the derivative liabilities at respective issuances, conversion or exercise dates, and at period end during the period ended March 31, 2016 were as follows:

(1) dividend yield of 0%

(2) expected annual volatility of 136.1% to 223.9%

(3) risk-free interest rate of 0.28% 1.26%

(4) expected life of 0.33 years to 2.99 years, and

(5) estimated fair value of the Company’s common stock of $0.0001 per share.

For the nine months ended March 31, 2016, the Company issued an aggregate of $1,071,832 convertible preferred D series shares with a stated value of $100 per share as further described below in Note 7 and recorded additional derivative liabilities of $2,375,009 for the conversion features included therein. The Preferred D shares are convertible into the Company’s common shares, at the holder’s option, at conversion prices equal to 60% of the lowest VWAP closing price for the previous 30 days.

For all convertible notes described in the following paragraphs and for the options, warrants, and convertible preferred Series C and Series D shares described in Note 7, the fair value of the resulting derivative liability was $35,347,830 and $14,198,848 at March 31, 2016 and June 30, 2015 and, respectively.

A

Balance as of June 30, 2015	$14,198,848
Additions related to embedded conversion features Preferred Series D issued	2,375,009
Conversion of convertible debt and Preferred Series C to common stock	(777,393)
Cancellation of Preferred Series C	(1,121,587)
Additions related to embedded conversion features of Convertible Debt	130,530
Loss on increase in value of derivative liabilities	20,542,423
Balance as of March 31, 2016	$35,347,830

A reconciliation of the derivative liabilities from June 30, 2015 to March 31, 2016 is:

4.   Notes Payable The following table summarizes the notes payable as of March 31, 2016.

As of March 31, 2016
Description	Short term

Convertible notes	1,115,174
Less discount to convertible notes	(32,984)
Convertible notes, net	1,082,190

Auto notes payable	85,425
Loans payable – other	1,704,445

$2,872,060

Convertible notes

Inventory Note Payable - $833,333

On September 16, 2014, the Company entered into a Securities Purchase Agreement with Dominion Capital, LLC, whereby Dominion agreed to fund the Company with an aggregate of up to $750,000 in Subscription Amount corresponding to an aggregate of up to $833,333 in the form of a 10% Original Issue Discount Senior Secured Convertible Promissory Note due September 16, 2015 and a Common Stock Purchase Warrant for up to 20,000,000 shares. This funding was to be used exclusively to purchase lumber and chemicals and was to be dispersed from an escrow account. On September 29, 2014, Dominion transferred and assigned the Note and the Warrant to M2B Funding Corporation. The Note has a fixed conversion price of $.20 subject to certain adjustments. The Company will repay the Note in monthly installments, with the final payment was due on October 16, 2015. The Company is in default on this note. In the event of default, the Note is subject to an increase in the interest rate to eighteen percent (18%) per annum. In accordance with the Agreement, the Company issued a Common stock Purchase Warrant, allowing M2B Funding Corporation the right to purchase up to 20,000,000 shares of Common Stock on September 16, 2015 and expiring on September 16, 2019. The exercise price per share of the Common Stock under this Warrant shall be $0.02 subject to certain adjustments. The Warrant may be exercised in whole or in part, at such time by means of a cashless exercise (see Note 7). The Common Shares cannot be sold and or assigned for a period of one year from the original Warrant issue date. The Company initially recorded discounts totaling $1,001,326 representing the fair value of the warrants issued. During the nine months ended March 31, 2016 the Company amortized the remaining discount balance of $230,905. During the nine months ended March 31, 2016 this investor converted $35,877 into 219,321,375 shares of common stock. The balance of this note at March 31, 2016 is $944,902. Accrued interest at March 31, 2016 is $307,519.

Note Payable - $100,000

On November 12, 2014, the Company entered into, with a private investor, a Promissory Note for $100,000, with an original issue discount of $20,000, for net proceeds to the Company of $80,000 for the purpose of funding operations and for general working capital.  In addition the Company issued 12,500,000 restricted common shares. On May 14, 2015, the holder converted $20,000 of this note into 10,000,000 shares of common stock. The conversion represented a substantial modification of the note’s original terms and as a result the Company recognized a loss of $47,000. The note was in default on May 15, 2015. Default provisions included additional interest at 18%. During the nine months ended March 31, 2016 this investor converted $31,700 into 304,000,000 shares of common stock. The Company recorded amortization of discounts totaling $65,409 during the nine months ended March 31, 2016 and the discount balance is $4,509 at March 31, 2016. The balance of this note at March 31, 2016 is $48,300 plus accrued interest of $9,798.

Senior Convertible Note - $14,167

On November 10, 2015, the Company entered into, with a private investor, a Senior Convertible Note for $14,167, with an original issue discount of $1,417, for net proceeds to the Company of $12,750 for the purpose of funding operations and for general working capital.  The maturity date is one year from the issuance date. In the event of default, the Note is subject to an increase in the interest rate to twenty-two percent (22%) per annum. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous twenty-five trading day period. In the event of default the conversion price is equal to 55% of the lowest traded price in the prior thirty trading days. The Company recorded amortization of discounts totaling $5,511 during the nine months ended March 31, 2016 and the discount balance is $8,656 at March 31, 2016. The balance of this note at March 31, 2016 is $14,167 plus accrued interest of $1,213.

Senior Convertible Note - $14,167

On November 30, 2015, the Company entered into, with a private investor, a Senior Convertible Note for $14,167, with an original issue discount of $1,417, for net proceeds to the Company of $12,750 for the purpose of funding operations and for general working capital.  The maturity date is one year from the issuance date. In the event of default, the Note is subject to an increase in the interest rate to twenty-two percent (22%) per annum. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous twenty-five trading day period. In the event of default the conversion price is equal to 51% of the lowest traded price in the prior thirty trading days. The Company recorded amortization of discounts totaling $4,735 during the nine months ended March 31, 2016 and the discount balance is $9,432 at March 31, 2016. The balance of this note at March 31, 2016 is $14,167 plus accrued interest of $1,042.

Senior Convertible Note - $14,167

On December 30, 2015, the Company entered into, with a private investor, a Senior Convertible Note for $13,889, with an original issue discount of $1,389, for net proceeds to the Company of $12,500 for the purpose of funding operations and for general working capital.  The maturity date is one year from the issuance date. In the event of default, the Note is subject to an increase in the interest rate to twenty-two percent (22%) per annum. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous twenty-five trading day period. In the event of default the conversion price is equal to 51% of the lowest traded price in the prior thirty trading days. The Company recorded amortization of discounts totaling $3,501 during the nine months ended March 31, 2016 and the discount balance is $10,388 at March 31, 2016. The balance of this note at March 31, 2016 is $13,889 plus accrued interest of $770.

Convertible Promissory Note - $27,500

On March 17, 2016, the Company entered into, with a private investor, a Convertible Promissory Note for $25,000, with an original issue discount of $2,500, for net proceeds to the Company of $25,000 for the purpose of funding operations and for general working capital.  The maturity date is January 17, 2017. The Note is subject to an interest rate of approximately 9% per annum (24% default rate). The holder can convert into Series D Preferred Stock. The balance of this note at March 31, 2016 is $27,500 plus accrued interest of $114.

Convertible Promissory Note - $27,500

On March 30, 2016, the Company entered into, with a private investor, a Convertible Promissory Note for $27,500, with an original issue discount of $2,500, for net proceeds to the Company of $25,000 for the purpose of funding operations and for general working capital.  The maturity date is January 30, 2017. The Note is subject to an interest rate of approximately 9% per annum (24% default rate). The holder can convert into Series D Preferred Stock. The balance of this note at March 31, 2016 is $27,500 plus accrued interest of $8.

Loan Payable – Other

Auto Notes Payable

The Company entered in an auto loan agreement on July 21, 2014 to purchase a vehicle. The principal amount of the loan is $105,284 and the interest rate 5.49%. The loan is due on November 13, 2019. The Company is currently paying auto payments of $1,671 per month. Future payments due total $85,425. Subsequent to March 31, 2016, the automobile was returned to the lender and the payable was reduced to a $20,000, payable at $610 per month for thirty-six months. .

Secured Promissory Note - $44,500

At June 30, 2012, the Company was indebted for $44,500 for amounts received in prior years for operating expenses in exchange for a secured promissory note from a third party entered into during 2010. This amount is due on demand and non-interest bearing. Creditor claims amount owed is $360,000, which the Company disputes.

Inventory Note Payable - $500,000

On February 14, 2014 the Company entered into a Note agreement for $500,000 for the purpose of purchasing inventory. The note is secured by the Company’s inventory and is to be repaid out of the proceeds of the subsequent inventory sales. The note was due May 14, 2014 and was extended until March 31, 2016. The Note carries minimum interest of $45,000 for the initial term and an additional $45,000 of interest for the extension of the due date. The Note has a default rate of 37%. During the period ended March 31, 2016, no amount was repaid resulting in a principal balance due of $85,911 as of March 31, 2016. No payments have been made after March 31, 2016.

Note Payable-$250,000

On April 11, 2014, the Company entered into a Note agreement in the amount of $250,000 for the purpose of funding operations and for general working capital. The Note carries minimum interest of $22,500 with a default rate of 18% and the note was due July 1, 2014 and was extended until March 31, 2015.  The Company made no draw-downs or payments on this note during the nine months ended March 31, 2016. The balance due is $150,000 at March 31, 2016 plus the additional $36,150 as accrued interest. No payments have been made after March 31, 2016.

Promissory Note-$100,000

On November 19, 2014, the Company entered into a Promissory Note for $100,000 with annual interest of 6% for the purpose of funding operations and for general working capital.  In addition the Company issued 12,500,000 restricted common shares. The note was due on February 19, 2015. As of May 18, 2015 the Company has extended the note to August 21, 2015 with the agreement to issue, prior to the new maturity date, an additional 25,000,000 common shares.  Pursuant to the default provisions of the note, the Company issued an additional 15,000,000 common shares during the nine months ended March 31, 2016. The balance due is $100,000 at March 31, 2016 plus $16,340 of accrued interest. No payments have been made after March 31, 2016.

On January 16, 2015 the Company entered into an additional promissory note for $20,000 with annual interest of 6%. This note was due on July 16, 2015.  In addition the Company issued 30,000,000 restricted common shares. The balance due is $20,000 at March 31, 2016 plus $3,044 of accrued interest. No payments have been made after March 31, 2016.

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

Note Payable-$20,000

On March 25, 2015, the Company entered into a Promissory Note agreement in the amount of $20,000 with annual interest of 6% for the purpose of funding operations and for general working capital.  The note was due on April 24, 2015. Default interest of an additional 10% per annum on the original loan amount accrues if the repayment term goes beyond 30 days. The balance due is $20,000 at March 31, 2016 plus $1,973 of accrued interest.   No payments have been made after March 31, 2016.  Additionally, the Company borrowed an additional $3,000 from this same party at 0% and no terms of repayment.

Lease in Default - $151,275

Effective April 1, 2015 and up through September 30, 2015, the Company has incurred $151,275 in a default on their facilities lease. The default rate on the lease is 10%. No repayments have been made during the nine months from June 30, 2015 to March 31, 2016, leaving a balance of $151,275 due at March 31, 2016 plus accrued default interest of $11,397.

Note Payable-$60,000

On April 2, 2015, a shareholder loaned the company $60,000 on a secured promissory note with a 6% per annum interest rate and a 30 day maturity date.  Default interest of an additional 10% per annum is incurred on this note if repayment is not made by July 2, 2015.   The balance due is $60,000 at March 31, 2016 plus $5,787 of accrued interest.   No payments have been made after March 31, 2016.

Inventory Note Payable – up to $1,200,000

On July 18, 2014, the Company signed a Secured Revolving Promissory Note for up to One Million Two Hundred Thousand Dollars ($1,200,000) with an investor to facilitate purchase of inventory for orders from the Company’s material customer. The note is secured by the inventory. Repayment of the note is facilitated by the assignment of the accounts receivable directly from the Company’s material customer to the investor. The initial term of the note is for six months with an option to extend for an additional six month period. The note will bear an 18% interest rate per annum with a maximum default interest of 24% per annum. Within three (3) Business Days after the date of this Note, the Company shall deliver to Payee a Warrant, in a form acceptable to Payee, exercisable for 18,000,000 shares of the Company’s Common Stock at a price per share equal to the closing price of the Common Stock on the trading day prior to the date of such Warrant. Upon receipt of such Warrant, Payee shall execute a 12-month lock-up agreement in customary form and reasonably acceptable to Payee, currently no warrant or lock up agreements have been issued or executed. The Company made no additional borrowings or payments on this note during the nine months ended March 31, 2016.  The balance of the note as of March 31, 2016 is $183,456 plus accrued default interest of $48,869. No payments have been made after March 31, 2016.

Future Receivables Sale Agreement - $225,000

Effective July 29, 2015, the Company entered into an agreement whereby it sold a percentage of its future receivables in exchange for $220,500 ($225,000 less a $4,500 setup fee). The Company is to repay $309,375 via daily remittance of a percentage of its future accounts receivable collections and other receipts from the sale of its products and services. Per the terms of the agreement, the Company made an alternative election to repay the $309,375 via a flat daily remittance of $2,163 until that amount is repaid in full. The Company has accounted for this agreement as a note payable with a maturity date of March 9, 2016 and an imputed interest rate of 123%. The balance of the note is $87,164 at March 31, 2016.

Future Receivables Sale Agreement - $70,000

Effective September 16, 2015, the Company entered into a second similar agreement whereby it sold a percentage of its future receivables in exchange for $70,000. Per the terms of the agreement, the Company elected to repay $96,250 via a flat daily remittance of $1,019 until that amount is repaid in full. The Company has not made payments on this note since January 2016. The Company has accounted for this agreement as a note payable with a maturity date of February 18, 2016 and an imputed interest rate of 177%. The balance of the note is $11,917 at March 31, 2016.

Future Receivables Sale Agreement - $120,000

Effective September 28, 2015, the Company entered into a third similar agreement whereby it sold a percentage of its future receivables in exchange for $120,000. Per the terms of the agreement, the Company is to repay $153,000 via a flat daily remittance of $1,196 until that amount is repaid in in full. The Company has not made payments on this note since January 2016. The Company has accounted for this agreement as a note payable with a maturity date of April 5, 2016 and an imputed interest rate of 98%. The balance of the note is $78,165 at March 31, 2016.

Settlement and Release Agreement - $100,000

In July 2015, the Company entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Eco Prime, LLC. The Settlement Agreement resolves any disputes arising from the Limited Asset Purchase Agreement entered into between the parties on March 19, 2014. Pursuant to the terms of the Settlement Agreement, the Company paid One Hundred Thousand Dollars ($100,000) to acquire the assets from EcoPrime and released each party from any liability under the March 2014 agreement. In order to fund the $100,000 payment, the Company entered into a Promissory Note with a private investor dated July 14, 2015. Pursuant to the terms of the note, it had a 60-day maturity and a flat 25% interest rate. The note was due on September 14, 2015 but, to date, has not been paid off and is currently in default. The note incurs additional default interest of 6%. The balance of the note at March 31, 2016 is $85,000 plus accrued interest of $32,087.

In connection with this agreement, the Company borrowed an additional $32,000 from this same party at 0% in a short-term bridge financing arrangement which has been repaid.

Promissory Note-$275,000

On December 15, 2015, a shareholder loaned the company $275,000 on a promissory note with a 24% per annum interest rate with monthly payments of $25,000 commencing in April 2016 until paid in full. The balance due is $275,000 at March 31, 2016. Accrued interest is $19,348.

Assignment and Assumption Agreement - $377,000

In March 2016, the Company recaptured unpaid balance associated with an assumption and assignment of liabilities for the issuance of Preferred C shares that was entered into on May 15, 2014. Pursuant to the terms of the Recapture Agreement, the Company entered into a promissory demand note bearing interest a 6% for the unpaid balance of $377,000, and cancelled 3,770 Preferred C shares previously issued. Accrued interest is $1,673. This resulted in a gain on settlement of $744,587.

Loans Payable – Related Party

At March 31, 2016, the Company had interest bearing notes payable due to its Chief Technical Officer with a balance of $2,000. During the nine months ending March 31, 2016, the Company made payments totaling $43,000 under this note.

5. Related Party Transactions

See Note 4, Loans Payable and Note 7, Stockholder’s Deficit.

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

Convertible Promissory Notes.

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

Preferred Stock

The Company is authorized to issue 500,000,000 shares of redeemable convertible preferred stock with a par value of $0.001 per share. As of March 31, 2016 the Company has issued four series of Preferred Stock:

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

Effective with the Chief Executive Officer’s termination on June 15, 2015, all 30,000 shares of Series A preferred stock were cancelled. There are no Series A preferred shares outstanding at March 31, 2016.

Series B 12% Convertible Preferred Stock:

$925,000 Series B Preferred Stock Financing

On February 26, 2014 the Board of Directors authorized 6,750 shares of Class B Preferred Stock (“Preferred B Stock”) with a par value of $0.001. On April 17, 2014, an additional 2,500 shares of Preferred B Stock was authorized with a par value of $0.001, for a total authorized amount of 9,250 shares.

The terms of the Series B Preferred Stock (“Preferred B”) were as follows:

•	The Preferred B Stock had no voting rights.
•	The Preferred B Stock was convertible into common stock at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.
•	The Preferred B Stock had a 12% per annum stated dividend rate, which is calculated daily on a 360 day year.
•	The Preferred B Stock had a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

On June 3, 2014, all 9,250 shares of the Preferred B Stock was converted into an equal number of shares of the Company’s Series C Convertible Preferred Stock. There were no Preferred B Stock outstanding or issued as of and for the period ending March 31, 2016.

Series C 12% Convertible Preferred Stock:

On May 30, 2014, the Company authorized 120,000 shares of Series C 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred C Stock”).

The terms of the Preferred C Stock are as follows:

●	The Preferred C Stock shall have no voting rights.
●	The Preferred C Stock is convertible at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.
●	The Preferred C Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that are not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. As of March 31, 2016, the Company has accrued dividends on Preferred C Stock in the amount of $3,202,966. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred C Stock.
●	The Preferred C Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

The following table provides the activity of the Company’s Preferred C stock for the nine months ended March 31, 2016:

Balance as of June 30, 2015	104,440
Preferred C Stock issued for cash	—
Preferred C Stock converted into Common Stock	(3,411)
Preferred C Stock Rescinded	(3,770)
Balance as of December 31, 2015	97,259

Preferred C Stock converted to Common Stock

During the nine months ended March 31, 2016, according to the conversion terms described above, the investors converted 3,411 shares of Preferred C Stock representing value of $341,042 into 2,342,801,103 shares of the Company’s Common Stock.

Preferred C Stock recorded

The Company issued a note payable in the amount of $377,000 in exchange for 3,770 shares of Preferred C Stock. This resulted in a gain on settlement of $744,587.

Series D 12% Convertible Preferred Stock:

On March 31, 2015, the Company authorized 10,000 shares of a newly-created Series D 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred D Stock”). Effective July 2, 2015, the Company increased the number of authorized shares to 20,000. The Company is in the process of increasing authorized shares to 30,000.

●	The Preferred D Stock shall have no voting rights.
●	The Preferred D Stock is convertible at any time at 60% of the lowest VWAP of the 30 days leading up to conversion multiplied by the stated value of $100.
●	The Preferred D Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. As of March 31, 2016, the Company has accrued dividends on Preferred D Stock in the amount of $245,061. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred D Stock.
●	The Preferred D Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

Preferred D Stock issued for cash

During the nine months ended March 31, 2016, investors purchased 10,718 shares of Preferred D Stock for $1,071,832 of cash.

Common Stock Issuances

During the nine months ended March 31, 2016, the Company issued a total of 2,881,122,478 shares of its common stock as follows:

523,321,375 shares were issued for conversion of convertible debt and accrued interest with an aggregate value of $67,577;

15,000,000 shares were issued pursuant to default provisions of a note payable with an aggregate value of $11,750; and

2,342,801,103 shares were issued for conversion of 3,411 shares of convertible Preferred C stock as described above.

Treasury Stock

The Company held 1,433,047 shares of common stock as treasury stock as of June 30, 2015. There was no change in treasury stock during the nine months ended March 31, 2016.

Warrants

As discussed in Note 4, the Company issued a Common Stock Purchase Warrant, allowing M2B Funding Corporation the right to purchase up to 20,000,000 shares of Common Stock on September 16, 2014 and expiring on September 16, 2019. The exercise price per share of the Common Stock under these warrants is $0.02 subject to certain adjustments. The 20,000,000 warrants were valued at $1,233 using the Black-Scholes Option Model with a risk free interest rate of 1.11%, volatility of 207.07%, and trading price of $0.0001 per share.

The following is a schedule of warrants outstanding as of March 31, 2016:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, June 30, 2015	20,000,000	$0.02	4.21 Years
Warrants issued	-	-
Warrants expired	-	-
Warrants cancelled	-	-	-
Balance, March 31, 2016	20,000,000	$0.02	3.46 Years

Options

In December 2013, the Company granted options to Emergent Capital to purchase 25,000,000 shares of its common stock. The 25,000,000 options have an exercise price of $0.0012 per share and expire in 2 years. On January 26, 2016, by mutual agreement the Company and Emergent Capital have formally agreed to immediately expire and terminate the options granted to Emergent Capital to purchase 25,000,000 shares of its common stock.

The options were valued at $37,852 using the Black-Scholes Option Model with a risk free interest of 1.37%, volatility of 149%, and trading price of $0.001 per share. The $38,248 is being charged to operations over their two year vesting period.  Compensation charged to operation for the nine months ended March 31, 2015 on these options amounted to $27,292.

The following is a schedule of options outstanding as of March 31, 2016:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance, June 30, 2015	6,986,227	$0.02	4.45 Years	$-
Options granted	-	-		-
Options cancellation/expired	-	.00	-	-
Balance, March 31, 2016	6,986,227	$0.02	2.75 Years	$-

As of March 31, 2016, 6,986,227 options were fully vested.

8.   Commitments and Contingencies

Legal Proceedings

On June 4, 2013, Trical Construction, Inc. filed a complaint against the Company in Superior Court of California, County of Los Angeles. The nature of the litigation involved Trical’s claim that it suffered various construction delays and other damages from Eco Building Products in connection with the construction of a 77 unit apartment building. The matter was ultimately resolved by settlement on August 1, 2014 in the amount of $180,564, with payment of $30,000 by Eco Building Products to Trical on that date and scheduled payments of $10,000 each month beginning on November 1, 2014 through February 1, 2016. This was amended on April 15, 2015, extending payments to October 2016 and reducing the payment amount to $2,500 per month. The balance on this settlement is $123,065 at March 31, 2016 and no payments have been made since June 15, 2015. The Company is in default on this settlement agreement.

On October 6, 2015, the landlord for the former Vista, CA location filed a complaint against us in the Superior Court of California, County of San Diego for a Breach of Contract for a Promissory Note that we issued to him in connection with unpaid lease payments that we owed in the amount of $151,272 under the terms of the lease that we entered into for our Vista, CA location.

The Company is a co-defendant in a legal action filed October 22, 2015 for past-due fees for professional services in the amount of $194,569. The outcome cannot be determined at this time.

On June 1, 2016, a default judgment in the amount of $17,369 was entered against the Company for unpaid legal fees. The Company is negotiating payment terms with the plaintiff.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

9. Subsequent Events

From April 3, 2016 to 8, August 18, 2016 the Company issued promissory notes convertible into series D preferred shares to investors for a total of $479,000 in gross proceeds. The notes bear interest between 13% and 21% and are all due in full with interest between December 31, 2016 and January 31, 2017. The notes include an original issue discount of 10%.

From April 1, 2016 to August 18, 2016, according to the conversion terms of the series C preferred shares, certain investors converted 169 shares of Preferred C Stock representing total face value of $17,000 into 281,666,665 shares of the Company’s Common Stock.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three and nine months ended March 31, 2016 included in this report and our audited consolidated financial statements and related notes for the year ended June 30, 2015 included in our Annual Report on Form 10-K filed on November 16, 2015 with the Securities and Exchange Commission.

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

Overview

Eco Building Products, Inc., or "ECOB", has developed a line of eco-friendly protective wood coatings, Eco Red ShieldTM and Eco Clear ShieldTM, which extend the lifecycle of framing lumber and other wood products used in the construction of single-family homes and multi-family buildings. The Company is now well positioned in the national supply chain as a wood treatment chemical Company for anyone that is buying, trading or producing lumber that wants to provide a warranty against wood ailments Eco Building Products wood coatings are topically applied to a wide range of lumber products providing protection from mold, mildew, fungus, decay, wood rot, wood ingesting insects, including Formosan termites. Eco Red Shield™ also serves as a fire inhibitor, significantly increasing treated lumber’s resistance to fire, by way of decreasing the smoke (fire gases) index, slowing ignition time and flame spread. In fiscal 2016, the Company adjusted its business model to focus on sales of its proprietary chemicals. The Fair Lawn, New Jersey, Augusta, Georgia and Tacoma, Washington coating services plants have ceased operations.

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

In the execution of the Company’s proprietary chemical sales business plan, we are offering a 10 year limited warranty for all lumber producers that are experiencing mold growth backed by an nine million dollar ($9 million) product liability policy. Eco Red Shield technology was developed to provide protection for the entire super structure of wood framed construction not typically employed by the traditional wood treatment process and offering builders a warranty and protection from mold litigation. The Company’s belief in full framing protection is now gaining more acceptance with the current news on formaldehyde emissions and how Eco Red Shield coating reduces natural formaldehyde emissions on raw lumber.

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

Fair Value Policy

Management believes there have been no significant changes during the nine months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2016 Annual Report on Form 10-K.

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

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is entirely dependent upon our ability to obtain financing and upon future profitability of our operations. The Company estimates the current operational expenses of approximately one hundred fifty thousand dollars a month is required to continue to operate. This is achieved either through profit from sales; or by management seeking additional financing through the sale of its common/preferred stock, and/or through private placements; Currently the Company has relied upon the placement of convertible notes payable and sale of preferred stock to meet monthly cash flow demands. The convertible notes payable and sale of preferred stock with convertible features (see note 7) poses dilutive effects due to the nature of this financing.. There is no assurance that our current operations will be profitable or we will raise sufficient funds in a timely manner to continue operating. The Company has significantly reduced -operating expenses as the chemical sales only business model gains traction in the market.. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Financial Condition and Results of Operations

Results of Operations for the Three and Nine Months Ended March 31, 2016 as Compared to the Three and Nine Months Ended March 31, 2015

Revenues - For the three months ended March 31, 2016, we had total revenues of $52,487 from chemical, equipment and coating service sales, as compared to $594,095 in revenues of product and coating service sales for three month period ended March 31, 2015. The decrease in revenue can be attributed to the loss of a large, unprofitable customer, discontinuance of lumber sales and the Company’s new strategy to focus on chemical sales.

For the nine months ended March 31, 2016, we had total revenues of $439,612 from chemical, coating services, chemical and equipment sales, as compared to $2,247,210 in revenues from coating services, chemical and lumber sales for nine month period ended March 31, 2015. The decrease in revenue was due to the loss of a large, unprofitable customer, discontinuance of lumber sales and the focus on chemical sales..

Cost of Sales and Gross Loss - The gross loss for the three months ended March 31, 2016 and 2015 was $174,136 and $81,827, respectively. The gross loss for both quarters can be attributed to unprofitable pricing, plant consolidation and closing costs and excess plant capacity at all of the Company’s production facilities.

The gross loss for the nine months ended March 31, 2016 and 2015 was $397,587 and $431,957, respectively. The gross loss for both periods can also be attributed to unprofitable pricing, plant consolidation and closing costs and excess plant capacity at all of the Company’s production facilities

Operating Expenses - For the three months ended March 31, 2016, our total operating expenses were $414,907, reduced from $649,091 for the three months period ended March 31, 2015. The nearly 36% reduction in operating expenses reflects Management’s commitment to control expenses as the Company’s new business model is implemented.

For the nine months ended March 31, 2016, our total operating expenses were $1,489,905 as compared to $2,646,420 for the nine month period ended March 31, 2015. The significant reduction in expenses year over year can be attributed to the changes in the business model and can be attributed to the reduction in employee head count, factory closings and management’s commitment to control expenditures which is a result of the Company’s new business model.

Other Income and Expenses - For the three months ended March 31, 2016, we had other expenses that included interest expense of $139,631. We incurred $4,534,692 for the loss on derivative of our convertible notes payable and preferred stock primarily due to the conversion to common shares.

For the nine months ended March 31, 2016 we incurred $20,542,423 for the loss on derivative of our convertible notes payable as compared to the nine months ended March 31, 2015 of $27,553,227. The derivative losses was due to the decrease in common stock price and conversion of notes payable and preferred stock to common stock..

Loss from Operations - Operating loss, before derivative, interest and other expenses was reduced to $589,043 from $730,919 for the three months ended March 31, 2016 and 2015, respectively. This was due to cost reduction measures implemented by new management.

Operating loss, before derivative, interest, and other expenses was reduced to $1,887,492 from $3,078,378 for the nine months ended March 31, 2016 and 2015, respectively. This was due to cost reduction measures implemented by new management.

Net Loss - The net loss of $5,167,320 for the three months ended March 31, 2016 was primarily due to the derivative loss and expense of $5,071,220. The net loss of $23,805,370 for the nine months ended March 31, 2016 was primarily due to the derivative loss and expense of $21,902,650.

Liquidity and Capital Resources

On March 31, 2016, we had $13,877 cash on hand. During the nine months ended March 31, 2016, net cash used in our operating activities amounted to $1,607,734 due primarily to operating losses. Cash of $1,592,570 was provided by financing activities during the same period, $1,071,832 through proceeds from the issuance of preferred D stock, and $520,738 in net proceeds from convertible notes payable.

If current and projected revenue growth does not meet management estimates or alternative business and/or proceeds received from future financing are insufficient, we may choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, we do not have any commitments or assurances for additional capital, nor can we provide assurance that such financing will be available to us on favorable terms, or at all. If, after utilizing the existing sources of capital available to us, further capital needs are identified and we are not successful in obtaining the financing, we may be forced to curtail our existing or planned future operations.

We continue to incur operating losses in the foreseeable future. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in our stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, continue to grow our customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2015 and all interim subsequent periods. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Material Weaknesses

During the period ended March 31, 2016, we determined that because of the limited personnel, lack of segregation of duties and manual process related to the tracking and valuation of our inventory, management determined that a material weakness existed in the processes, procedures and controls related to the preparation of our financial statements. This material weakness could result in the reporting of financial information and disclosures in future consolidated annual and interim financial statements that are not in accordance with generally accepted accounting principles.

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

The Company expects to remediate these weaknesses prior to the completion of the quarter ended December 31, 2016.

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

See comments on Note 7, Common Stock Issuances -

During the three months ended March 31, 2016, the Company issued 266,666,667 of common stock through the conversion of 145 shares of preferred C shares..

During the nine months ended March 31, 2016, the Company issued shares of its common stock as follows:

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other information

None.

Item 6.	Exhibits.

Number	Exhibit Title	Filing Method

3.1	Articles of Incorporation, filed as exhibit 3.1.1 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.	Incorporated by Reference

3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on August 23, 2007.	Incorporated by Reference

3.3	Amended Articles of Incorporation ; filed as exhibit 3.1 with the registrant’s Current Report on Form 8-K; filed with the Securities and Exchange Commission on October 22, 2009	Incorporated by Reference

3.4	Amended Articles of Incorporation ; filed as exhibit 3.3 with the registrant’s Annual Report on Form 10-K; filed with the Securities and Exchange Commission on September 28, 2011	Incorporated by Reference

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

*In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this reported to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 2016	By:	/s/ Tom Comery
Tom Comery, President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 18, 2016	By:	/s/ Randall Smith
Randall Smith, Chief Financial Officer
(Principal Financial and Accounting Officer)