Form 10-K
period 2016-06-30
ECO Building Products, Inc.
filed 2016-10-17
CIK 1409885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 000-53875

Eco Building Products, Inc.

 ( Exact name of registrant as specified in its charter )

Colorado	20-8677788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11568 Sorrento Valley Road #13, San Diego, CA, 92121	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 780-4747

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None.

Securities registered under Section 12(g) of the Act:

(Title of class)

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.	[ ]	Accelerated filer.	[ ]
Non-accelerated filer.	[ ]	Smaller reporting company.	[X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2015 was $12,331,234 based upon the price ($0.0001) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “ECOB.”

As of October 14, 2016 the registrant had 3,969,461,958 shares of common stock, par value $0.001 issued and outstanding.

Documents incorporated by reference: None.

Part I

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

Use of Terms

Except as otherwise indicated by the context, references in this report to “Company”, “Eco”, “Eco Building,” “ECOB,” “we”, “us” and “our” are references to Eco Building Products, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Item 1.	Business

Our Company

Eco Building Products, Inc. (the “Company”) was incorporated in the state of Colorado under the name N8 Concepts, Inc. on March 27, 2007. As detailed herein, for the fiscal year ended June 30, 2016 and June 30, 2015, the Company experienced revenues of $445,980 and $2,090,084 respectively.

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

On April 8, 2011, the Company formed Red Shield Lumber, Inc. (“Red Shield”) in British Columbia, Canada. Red Shield was formed for the purpose of opening a plant in Canada utilizing the Company’s coating process to support sales and distribution. As of June 30, 2016, the wholly owned subsidiary has no operating activity and we do not expect this subsidiary to begin operations in the near future.

On May 31, 2011, the Company formed E Build & Truss, Inc. (“E Build”) in the State of California. E Build was formed for the purpose of operating the Company’s framing labor and truss manufacturing activities. This wholly-owned subsidiary commenced operations during the three months ended December 31, 2011. The assets of this Company were sold in May 2015 pursuant to a Limited Assets Purchase Agreement with Stone Truss, LLC, a California corporation, dated April 15, 2015. Pursuant to the terms of the Limited Assets Purchase Agreement, the Company agreed to sell certain assets owned by E Build for total consideration of $100,000.

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

In December 2011, the Company formed Seattle Coffee Exchange (“Seattle”) in the State of California. This wholly-owned subsidiary has not commenced its operations as of June 30, 2016, and the Company has no intention of operating Seattle Coffee Exchange.

Business

Products

Eco Building Products, Inc., or “ECOB”, has developed a line of eco-friendly protective wood coatings, Eco Red Shield TM and Eco Clear Shield TM, that extend the lifecycle of framing lumber and other wood products used in the construction of single-family homes and multi-story buildings. The Company has changed its’ product offering breaking up the wood treatment into three different categories to include Eco Red Shield Sill Plate (SP), Eco Red Shield Advanced Framing Lumber (AFL) and Eco Red Shield Fire Treated (FT). These newly created categories allow the customer to choose the level of protection at fair market prices and allows the Company to make significantly better margins on each product. Additionally, the Company has advanced the development and implementation of the Eco D-Fence product line.

Eco Building Products wood coatings are topically applied to a wide range of lumber products providing protection from mold, mildew, fungus, decay, wood rot, wood ingesting insects, including Formosan termites. Eco Red Shield™ (AFL & FT) also serves as a fire inhibitor; significantly increasing treated lumber’s resistance to fire, by way of decreasing the smoke (fire gases) index, slowing ignition time and flame spread.

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

In early 2015, the Company changed its business model to focus on coating services only and chemical sales. The Company no longer purchases lumber for coating and resells the treated lumber. Customers have their lumber shipped to one of three facilities: (i) Fair Lawn, New Jersey, (ii) Tacoma, Washington; or (iii) Augusta, Georgia. In January 2016, the Company further consolidated operations with the closure of New Jersey and Tacoma facilities and focus mainly on the sale of chemicals to our affiliate network.

Eco Red Shield™

Our proprietary eco-friendly formula controls moisture and protects lumber from mold, mildew, fungus, decay, rot, termites (and other wood boring insects including Formosan termites), while simultaneously serving as a fire inhibitor.

Eco Red Shield™ (SP) “Sill Plate”

Our proprietary eco-friendly formula controls moisture and protects lumber from mold, mildew, fungus, decay, rot, termites (and other wood boring insects including Formosan termites), This product is approved for above ground use and certified under Technical Evaluation Report TER 1511-09.

Eco Red Shield™ (AFL) “Advanced Framing Lumber”

Our proprietary eco-friendly formula controls moisture and protects lumber from mold, mildew, fungus, decay, rot, termites (and other wood boring insects including Formosan termites), while simultaneously serving as a value added fire inhibitor for all framing members of a structure. This product is approved for above ground use and certified under Technical Evaluation Report TER 1511-10.

Eco Red Shield™ (FT) “Fire Treated”

Our proprietary eco-friendly formula controls moisture and protects lumber from mold, mildew, fungus, decay, rot, termites (and other wood boring insects including Formosan termites), while simultaneously serving as a fire inhibitor for Douglas Fir and Spruce (SPF) dimensional lumber. This product is approved for above ground use and certified as alternate to Fire Retardant Treated Wood (FRTW) meeting section 2303.2 of the International Building Code (IBC) as certified under Technical Evaluation Report TER 1510-01.

Eco D-Fence TM

Eco D-Fence represents your first line of defense against nature’s fury. Developed using Eco Red Shield WoodSurfaceFilmtm technology at the core. Eco D-Fence product line offers all of the protection of mold, mildew, fungus, decay, rot, termites (and other wood boring insects including Formosan termites) with optional fire inhibitor coupled with traditional features of exterior stain. For a similar cost of typical fence stain, now you can get value added protection that is environmentally friendly. The optional fire inhibitor extends the protection to create a fire break around the perimeter of your property. Currently this product is being sold to affiliates for factory application.

Markets

In January of 2016 Management took steps to narrow its focus to chemical product development, manufacturing and sales. Effectively re-engineering its entire business model and closing its treating operations. While Eco’s chemistry can be applied to many diverse materials, to-date it has purposefully limited its attention to the various wood preservation markets. The Company views its current targeted market opportunity in two large sectors: 1) The overall softwood lumber market for which there has been no cost effective protection chemistry or technology heretofore and 2) the traditional wood preservation market. We believe Eco Building Products is uniquely positioned to disrupt both sectors.

Eco Building Products chemistry can be applied to any wood substrate where the end-user desires protection against the risks associated with mold, wood rot, termites and fire and hence the market opportunity is extremely large.

Total U.S. lumber consumption is projected to rise strongly, moving from 44.1 billion board feet in 2015 (nominal, or 70.8 million m3 net) to 47.1 billion bf in 2016 and to almost 50 billion bf in 2017. – According to the Wood Business 2016 Lumber Outlook report.

The Company recognizes the magnitude of the overall opportunity but has limited its focus to fencing and wood frame construction used in new single and multi-family residential; light commercial construction as well as renovation through multiple channels including wholesale distribution, pro-lumber dealers, large lumber traders and home centers. The Company sells these channels through licensed Affiliates that buy and apply its chemistry on a regional and OEM basis.

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

Management has taken steps in 2015 to certify its products by independent third party. In December 2015, the Company announced that it had obtained Technical Evaluation Reports (TERs) from DrJ Engineering certifying that its core products Eco FT™ (Fire Treated), Eco Red Shield AFL ™ (Advanced Framing Lumber) and Eco Red Shield SP ™ (Sill Plate) are compliant with 2009, 2012 and 2015 versions of the International Building Code and International Residential Code. DrJ Engineering is an ANSI ISO/IEC 17065 accredited certification body and compliant with IBC Section 1703.

The Company has benefited from various code approvals allowing Eco Red Shield to compete with the current wood preservation market and has invested a significant resources aimed at continually improving the Eco Red Shield product line with R&D and technical market acceptance. Through the use of independent wood scientists employed by the company, we have successfully lobbied with the International Code Commission (ICC) to create an acceptance criteria (AC) defining a market space in the building codes for a topical borate treatment for wood members. On June 20, 2011 the ICC adopted, by unanimous vote, a new Acceptance Criteria for Liquid Borate Fungal Decay and Termite-resistant Treatment Applied to Wood Members, AC433-0611-R1. This acceptance criteria was subsequently updated in June of 2012 to include structural wood fiber testing and was adopted into the 2012 Uniform Building Code (UBC). Eco Red Shield successfully achieved building code acceptance as deemed by the International Code Commission (ICC-ES) meeting the requirements as set forth by AC433, resulting in the issuance of an Engineering Services Report ESR-3255 on July 2, 2012.

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

Eco Red Shield treated lumber products now meet industry standard Use Categories UC1, UC2 and UC3a as defined by the AWPA guidelines for usage of treated lumber. These use categories define the product use for above ground, (anchored to concrete not exposed to constant wetting) which is the most common use for sill plates and exterior decking. Approximately 65% of the treated wood components sold annually fall into the UC1, UC2 and UC3a & b use categories opening up significant opportunities for Eco Red Shield products as a direct substitute or competitive product. Having achieved an ESR designation as defined by the ICC-ES process allows for product recognition by every building official across the United States as well as over 220 countries worldwide. (Source: www.iccsafe.org)

On September 4, 2012, the Company successfully achieved QAI Laboratories (QAI) listing B1053-1, providing evidence that Eco Red Shield’s fire protection qualities now meet building code requirements for Class “A”, structural rated, flammability performance on Douglas Fir solid sawn lumber, making Eco Red Shield protected lumber an alternate to the traditionally accepted fire retardant treated wood (FRTW) for interior use. On April 26, 2016, the Company was successful in testing and qualifying Spruce (SPF) species to be added to our approvals for use as an alternate for FRTW uses.

Achieving the QAI listing for flame spread properties makes Eco Red Shield protection the first topical wood treatment of its kind for interior Class “A” flammability. Additionally, providing protection against Wood Ingesting Organisms including Formosan Termites and Wood-Rot Decay to meet building code requirements. Building officials, architects, contractors, specifiers, designers and others utilize QAI listings and product labeling to provide a basis for using or approving Eco Red Shield coated lumber products in construction projects under the International Building Code. The Company will continue to qualify other species and panel products for similar ratings. The Company has also received approval for Eco Red Shield in Hawaii and the City of Los Angeles to achieve the issuance of an LA Research Report.

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

Affiliates Relationships: We have three affiliates that are approved to produce our Eco Red Shield product in various locations around the USA. We have formal written agreements with one of these affiliates while the other two affiliates purchase chemical concentrates and adhere to our quality control program. Revenues that are generated from our affiliates are booked as chemical sales. The Company has also developed an affiliate coating program that allows lumber companies to coat commodity lumber at their mills/facilities.

Competitive Advantages

Management believes the Company is positioned to penetrate both the unprotected, overall softwood lumber market as well as the incumbent wood preservation market (pressure treated).

Traditional wood preservation technology employs a mechanical impregnation process of pounding wood fiber with water bourn chemicals under extreme pressure which breaks down its cellular structure, substantially degrading strength values. In addition, many of these chemicals have been identified as toxic. As a result, treated lumber has been limited in its application and makes whole house protection impractical and or undesirable.

In contrast, Eco Red Shield™ impregnates wood fiber thru the process of diffusion whereby environmentally friendly chemicals are encased in a semi-permeable barrier that allows it to breathe while locking in mold, termite, rot and fire protections.

At the same time the semi-permeable barrier minimizes naturally occurring formaldehyde off-gassing. The process and chemistry has no adverse effect on strength values and puts whole house protection within reach of the average homeowner.

There is a growing awareness and latent demand that stems from the importance of indoor air quality (IAQ); the structural risks associated with wood decay from termites and rot and the heightened risks from fire with modern construction materials and techniques.

●	Red Shield is the only application that is proven to protect across all four risk dimensions of mold, rot, insects and fire.

●	Eco’s proprietary, patent pending chemistry results in NO strength degradation, allowing the entire wood structure to be protected which is something no competitor has been able to duplicate to date.

●	Eco’s chemistry is the ONLY application with virtually no VOC leaching, no metals or copper sulfates. It carries a Level 1 health rating from the NFPA and Eco treated lumber emits less formaldehyde than raw lumber: Low emissions of volatile organic compounds in compliance with UL 2818 for indoor commercial, educational, residential and healthcare environments. Tested in accordance to ASTM D5116 – Small Scale Environmental Chamber Determinations of Organic Emissions from indoor Materials and D5197 – Test Method for Determination of Formaldehyde and other Carbonyl Compounds in Air. Meets California 01350 limits for formaldehyde emissions.

Competition

We believe that our products are positioned to capture significant market share of the current non-treated wood market. The treated wood market is mature with large established chemical manufacturers, with functionally equivalent technologies and fierce competition. However, we appear to have a unique product with a combination mold, rot, decay, termite and fire inhibitor that meets HUD standards for above ground structural and sheathing wood components.

Chemical supply to the Wood Preservation Industry is dominated by four incumbent players – Koppers, Inc., Hoover Treated Wood Products, Inc., Viance and Arch/Lonza Chemicals, Inc. It is likely that competitors will field their own offerings, and while a few already exist in partial or equivalent form to Eco Red Shield™, none have successfully commercialized a complete alternative.

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

The Fire Pressure Treating Industry is dominated by three incumbent players – Koppers, Inc., Hoover Treated Wood Products, Inc. and Arch/Lonza Chemicals, Inc. It is likely that competitors will field their own offerings, and a few already exist in partial or equivalent form, such as FrameGuard offered by Arch/Lonza Chemical and Nature Wood offered by Osmose, Inc.

Employees

As of June 30, 2016, we had 4 full time employees consisting of Mr. Tom Comery, our Chief Executive Officer, Mr. Mark Vuozzo, our Chief Technical Officer, a Controller and a Production Coordinator.

After our fiscal year end of June 30, 2015, we hired a part-time Chief Financial Officer, Mr. Randall Smith who devoted approximately 20 hours per week to our business. As of September 13, 2016, Mr. Randall Smith has resigned as the Company’s Chief Financial Officer. Tom Comery has assumed the duties as Chief Financial Officer in the interim.

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

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in the Company’s common stock involves a high degree of risk. One should carefully consider the following risk factors in evaluating an investment in the Company’s common stock. If any of the following risks actually occurs, the Company’s business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the trading price of the Company’s common stock could decline, and one could lose all or part of one’s investment. One should also refer to the other information set forth in this report, including the Company’s consolidated financial statements and the related notes.

RISKS RELATED TO OUR BUSINESS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this annual report on Form 10-K that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment

WE RELY ON TRADE SECRET LAWS AND AGREEMENTS WITH OUR KEY EMPLOYEES AND OTHER THIRD PARTIES TO PROTECT OUR PROPRIETARY RIGHTS, AND THESE LAWS OR AGREEMENTS MAY NOT ADEQUATELY PROTECT OUR RIGHTS.

We have acquired license rights for our treatment of wood, and may acquire or develop other products and processes that it believes may be patentable. Our success depends upon our ability to protect our proprietary formulations and license rights. We rely on a combination of trademark and trade secret laws, nondisclosure and other contractual agreements with employees and third parties to protect our proprietary formulations and trademarks. The steps we take to protect our proprietary rights may not be adequate to protect misappropriation of such rights, and third parties may independently develop equivalent or superior formulations in spite of our efforts. We have no patents, and existing trade secret and copyright laws provide only limited protection. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. Although we believe that our products and formulations do not infringe upon the proprietary rights of others, it is possible that third parties will assert infringement claims against us in the future. Litigation, which could result in substantial costs and could divert our efforts, may be necessary to enforce our intellectual property rights or to defend us against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have a material adverse effect on our business operations. However, we can give no assurance that our confidentiality agreements will be enforced or that competitors will not independently develop similar formulas or processes.

IF WE CANNOT SUCCESSFULLY COMPETE WITH EXISTING WOOD PRODUCING COMPANIES THAT HAVE GREATER RESOURCES THAN WE HAVE, OUR BUSINESS WILL NOT SURVIVE.

The wood protection industry is highly competitive. Virtually all of the manufacturers, distributors and marketers of wood products have substantially greater management, financial, research and development, marketing and manufacturing resources than we do. We face competition in all of our markets from large, national companies and smaller, regional companies, as well as from individuals. Many of our competitors are larger and have greater financial resources. We from time to time will experience price pressure in certain of our markets as a result of competitors’ promotional pricing practices. Competition is based on product quality, functionality, price, brand loyalty, effective promotional activities and the ability to identify and satisfy emerging preferences.

OUR DISCLOSURE CONTROLS AND PROCEDURES ARE NOT ADEQUATE.

Our management evaluated, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures as of the end of our fiscal year ended June 30, 2016. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are not adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

We do not have adequate personnel to provide required review of day-to-day financial transactions and review of financial statement disclosures. To remediate the control deficiencies, one of several specific additional steps that we believe we must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls to comply with the applicable SEC requirements. There is no assurance that we will be able to implement these plans in the future, if at all.

WE WILL REQUIRE ADDITIONAL FUNDS THROUGH THE SALE OF OUR SECURITIES, WHICH REQUIRES FAVORABLE MARKET CONDITIONS AND INTEREST IN OUR ACTIVITIES BY INVESTORS. WE MAY NOT BE ABLE TO SELL OUR SECURITIES AND FUNDING MAY NOT BE AVAILABLE FOR CONTINUED OPERATIONS.

We will require substantial additional capital following the development and implementation of our business in order to market, arrange for the sale of our products. Because we expect to have limited cash flow from operations during the next twelve months, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in implementing our business plan. It will also depend upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the implementation of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. If we are unable to raise additional funds in the future, we may have to cease all substantive operations. In such event it would not be likely that investors would obtain a profitable return on their investment or a return of their investment at all.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT PUBLIC ACCOUNTANTS, RAISING A SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent registered public accountants included an explanatory paragraph in their audit report in connection with our financial statements for the fiscal years ended June 30, 2016 and 2015 stating that because we had recurring losses from operations, negative cash flows from operations and a working capital deficit, there is substantial doubt about our ability to continue as a going concern. These factors, along with others, may indicate that we will be unable to continue as a going concern for a period of twelve months or less. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors, and this report may make it difficult for us to raise additional debt or equity financing necessary to continue the development of our business plan.

Our continuation as a going concern is dependent on our ability to raise additional funds through private placements of equity and/or debt sufficient to pursue our business plan, to meet our current obligations and to cover operating expenses through June 30, 2017, our fiscal year end. There is no assurance that we will be able to secure additional funding in the future, and in the event we are unable to raise additional capital in the near future, it is probable that any investment in our Company will be lost.

WE MAY ENGAGE IN TRANSACTIONS INVOLVING THE USE OF LEVERAGE, WHICH MAY EXPOSE US TO SIGNIFICANT RISKS.

We anticipate that we may incur substantial borrowings for the purpose of purchasing inventory and equipment, and for financing our expansion and growth. Any amounts borrowed will depend, among other things, on the condition of financial markets. The purchase of equipment and inventory, and the expansion of our business on a leveraged basis generally can be expected to be profitable only if they generate, at a minimum, sufficient cash revenue to pay interest on, and to amortize, the related debt, to cover operating expenses and to recover the equity investment. The use of leverage, under certain circumstances, may provide a higher return to shareholders but will cause the risk of loss to shareholders to be greater than if we did not borrow, because fixed payment obligations must be met on certain specified dates regardless of the amount of revenues derived by our operation. If debt service payments are not made when due, we may sustain the loss of our equity investment in the assets securing the debt as a result of foreclosure by the secured lender. Interest payable on our borrowings, if any, may vary with the movement of the interest rates charged by banks to their prime commercial customers. Any increase in borrowing costs due to a rise in the “prime” or “base” rates may reduce the amount of our net income and available cash.

ATTEMPTS TO GROW OUR BUSINESS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS OPERATIONS.

Because of our small size, we desire to grow rapidly in order to achieve certain economies of scale. To the extent that rapid growth does occur, it will place a significant strain on our financial, technical, operational and administrative resources. Our planned growth will result in increased responsibility for both existing and new management personnel. Effective growth management will depend upon our ability to integrate new personnel, to improve our operational, management and financial systems and controls, to train, motivate and manage our employees. If we are unable to manage growth effectively, our business, results of operations and financial condition may be materially and adversely affected. In addition, it is possible that no growth will occur or that growth will not produce profits. Our success will, in part, be dependent upon our ability to manage growth effectively.

OUR LACK OF PRODUCT AND BUSINESS DIVERSITY COULD INHIBIT OUR ABILITY TO ADAPT OUR BUSINESS TO INDUSTRY CHANGES AND DEVELOPMENTS.

We are currently only engaged in the chemical treatment of wood industry. Additionally, our efforts to date have been concentrated in the North American market. This lack of diverse business operations exposes us to significant risks.

Our future success may be dependent upon our success in developing and expanding our areas of concentration and upon the general economic success of the chemically treated wood industry. In addition, decline in the market demand for our products could have a material adverse effect on our brand, business, results of operations and financial condition.

OUR CONTINUED GROWTH DEPENDS ON RETAINING OUR CURRENT KEY EMPLOYEES, AND WE MAY NOT BE ABLE TO CONTINUE TO DO SO.

Our success is largely dependent upon the efforts and abilities of Tom Comery, our Chief Executive Officer, President and director of the Company. The loss of the services of Mr. Comery or other members of our senior management may significantly delay or prevent the achievement of product development and other business objectives, and it is possible that we would not be able to replace them adequately. Mr. Comery may resign at any time or we may terminate his employment at any time, and if we lose the services of, or do not successfully recruit adequate replacement personnel, the growth of our business could be substantially impaired. At present, we do not maintain key person insurance for Mr. Comery or any of our senior management.

WE MAY NOT BE ABLE TO ATTRACT OR RETAIN QUALIFIED SENIOR PERSONNEL.

We believe we are currently able to manage our current business with our existing management team. However, as we expand the scope of our operations, we will need to obtain the full-time services of additional senior management and other personnel. Competition for highly skilled personnel is intense, and there can be no assurance that we will be able to attract or retain qualified senior personnel. Our failure to do so could have an adverse effect on our ability to implement our business plan. As we add full-time senior personnel, our overhead expenses for salaries and related items will increase from current levels and, depending upon the number of personnel we hire and their compensation packages, these increases could be substantial.

UNCERTAINTY AND ADVERSE CHANGES IN THE GENERAL ECONOMIC CONDITIONS OF MARKETS IN WHICH WE PARTICIPATE MAY NEGATIVELY AFFECT OUR BUSINESS.

Current and future conditions in the economy have an inherent degree of uncertainty. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which we participate. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. Adverse changes may occur as a result of soft global economic conditions, oil prices, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, or other factors affecting economic conditions in general. These changes may negatively affect the sales of our products, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase costs associated with manufacturing and distributing our wood protection products.

WE HAVE NOT AND DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not declared any cash dividends to date with respect to our Common Stock, Preferred C Series and Preferred D series Stock. We do not anticipate paying dividends on our Common Stock in the foreseeable future since we will use all of our earnings, if any, to finance the development of our operations.

OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO FLUCTUATE, WHICH MAY AFFECT OUR STOCK PRICE.

Our quarterly revenues, expenses, net sales, net income, operating results and gross profit margins vary significantly from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our Common Stock. The reasons our quarterly results may fluctuate include, among other factors, the following:

●	variations in profit margins attributable to product mix;

●	changes in the general competitive and economic conditions;

●	delays in, or uneven timing in the delivery of, customer orders; and

●	the introduction of new products by us or our competitors.

Our planned operating expenditures each quarter are based on sales forecasts for the quarter, however period to period comparisons of our results should not be relied on as indications of future performance. If sales do not meet expectations in any given quarter, operating results for the quarter may be materially and adversely affected.

IF AND WHEN WE SELL OUR PRODUCTS, WE MAY BE LIABLE FOR PRODUCT LIABILITY CLAIMS.

The chemical coating of wood that we are developing may expose us to potential liability from personal injury or property damage claims by end-users of our products. There is no assurance that our product liability insurance will be adequate to protect us against the risk that in the future a product liability claim or product recall could materially and adversely affect our business.

Inability to obtain and maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products. Moreover, even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects, and divert management’s time and attention. If we are sued for any injury allegedly caused by our future products our liability could exceed our total assets and our ability to pay the liability.

Risks Related to our Common Stock

OUR COMMON STOCK IS CLASSIFIED AS PENNY STOCK, AND IT CONTINUES TO BE EXTREMELY ILLIQUID, SO INVESTORS MAY NOT BE ABLE TO SELL AS MUCH STOCK AS THEY WANT AT PREVAILING MARKET PRICES.

Our Common Stock is currently generally classified as a penny stock. Penny stocks generally include equity securities with a price of less than $5.00 that trade on the over-the-counter market. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the securities that are classified as penny stocks. The “penny stock” rules adopted by the Commission under the Exchange Act subject the sale of the shares of penny stock issuers to regulations that impose sales practice requirements on broker-dealers, causing many broker-dealers to not trade penny stocks or to only offer the stocks to sophisticated investors that meet specified net worth or net income criteria identified by the Commission. These regulations contribute to the lack of liquidity of penny stocks.

OUR STOCK PRICE AND TRADING VOLUME MAY BE VOLATILE, WHICH COULD RESULT IN LOSSES FOR OUR STOCKHOLDERS.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market of our Common Stock could change in ways that may or may not be related to our business, industry or operating performance and financial condition. In addition, the trading volume in our Common Stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our Common Stock include:

●	Actual or anticipated quarterly variations in our operating results;

●	Changes in expectations as to our future financial performance or changes in financial estimates, if any;

●	Announcements relating to our business or the business of our competitors;

●	Conditions generally affecting the wood treatment industry;

●	The success of our operating strategy; and

●	The operating and stock performance of other comparable companies.

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our Common Stock. We cannot assure you that the market price of our Common Stock will not fluctuate or decline significantly.

FINRA SALES PRACTICE REQUIREMENTS LIMIT A STOCKHOLDERS’ ABILITY TO BUY AND SELL OUR STOCK

The Financial Industry Regulatory Authority, Inc. (FINRA) has adopted rules which require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which has the effect of reducing the level of trading activity and liquidity of our Common Stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers are willing to make a market in our Common Stock, reducing a stockholders’ ability to resell shares of our Common Stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our official US address of record at 11568 Sorrento Valley Road #13, San Diego, CA. We currently pay $2,807 a month in rent with an additional amount of $963 for common area maintenance. We do not own any properties and at this time have no agreements to acquire any properties.

Corporate Headquarters

In February 2016, the Company entered into an agreement to lease office facilities with a small warehouse at our San Diego, CA location. The term of the lease is for three years. The initial monthly installment of base rent amount was calculated by multiplying the initial monthly base rental rate per rentable square foot amount by the number of rentable square feet of space in the premises. In all subsequent base rent payment periods during the lease term commencing on March 1, 2017, the calculation of each monthly installment of base rent amount reflects an annual increase of three and one half percent (3.5%). The details on the lease are as follows:

●	Base rentals - $2,807 per month

●	Base rental increase of 3.5% per year

●	Company is responsible to pay its proportionate share of common area maintenance – estimated at $963 per month

●	Termination date – April 30, 2019

●	Renewal Option – Yes

●	Security Deposit - $9,333

Operations Facilities

The Company also maintains three facilities of operation. The following locations are currently leased and in effect.

●	Augusta, Georgia (Periodic Month to Month Tenancy as of July 2016)

●	Month to month agreement was entered into and agreed upon

●	We pay a monthly lease payment of $3,000

●	We can use the premises for processing and treatment of wood and wood products, but is currently used as a storage facility

Item 3.	Legal Proceedings

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

At June 30, 2016, the Company owed approximately $730,000 in past due federal and state payroll taxes, of which approximately $660,000 is due to the Internal Revenue Service (IRS). The Company subsequently paid $25,000 to the IRS under a $20,000 per month payment arrangement which the Company is in default. The Company continues to negotiate with the IRS to re-establish a payment plan for past due taxes. Currently the IRS has acknowledged the situation and so far, has set an expectation that we must stay current with our federal and state taxes. The Company continues to stay current with state and federal payroll tax liabilities. No such arrangement exists for State tax purposes.

On October 6, 2015, the landlord for the Vista, CA location filed a complaint against us in the Superior Court of California, County of San Diego for a Breach of Contract for a Promissory Note that we issued to him in connection with unpaid lease payments that we owed in the amount of $151,272.65 under the terms of the lease that we entered into for our Vista, CA location. As of June 30, 2016, no payments have been made against this obligation.

On May 27, 2016, the prior landlord of the Tacoma, WA, facility obtained a judgment for the collection of unpaid rent in the amount of 168,998 inclusive of interest & attorney fees.

On or about October 15, 2016, A Summons & Complaint has been filed for the sum of $31,118 pertaining to a default on a contract with World Global Financing.

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

Fiscal Quarter Ended	High	Low
June 30, 2016	$0.0002	$0.0001
March 31, 2016	$0.0002	$0.0001
December 31, 2015	$0.0002	$0.0001
September 30, 2015	$0.0022	$0.0002
June 30, 2015	$0.0185	$0.0020
March 31, 2015	$0.0069	$0.002
December 31, 2014	$0.014	$0.002
September 30, 2014	$0.046	$0.012

Approximate Number of Equity Security Holders

At June 30, 2016, there were approximately 114 holders of record of our Common Stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

There are 20,000,000 warrants outstanding to purchase shares of our Common Stock subject to conditions and limitations. See note 8 - Options

There were no warrants issued during the year of 2016.

Stock Option Grants

-	The Company had, previous to 2016, issued 800,000 shares as options to the Chief Technical Officer which are outstanding as of June 30, 2016

-	The Company granted 25,000,000 shares as options to a consultant in fiscal 2015 which have expired.

-	As partial consideration for the Executive Severance Agreement and General Release of All Claims Agreement (the “Separation Agreement”) entered into between ECOB and Steve Conboy on June 15, 2015, the Company issued an option to purchase 5,772,857 shares which equals one percent (1%) of the total number of shares outstanding on the date of the Separation Agreement with an exercise price of $0.0038 (which is the closing price on the date of the grant). This option grants vests as follows: (i) 50% vested immediately; and (ii) 50% vests on December 18, 2015. As of June 30, 2016, Steve Conboy has not chosen to exercise this option.

Unregistered Sales of Equity Securities

Series D Preferred Stock Financing

On March 31, 2015, we filed a Certificate of Designations for Series D Preferred Stock which authorized 10,000 shares of a newly-created Series D 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred D Stock”).

The terms of the Preferred D Stock are as follows:

●	The Preferred D Stock shall have no voting rights.

●	The Preferred D Stock is convertible at any time at 60% of the lowest VWAP of the 25 days leading up to conversion multiplied by the stated value of $100.

●	The Preferred D Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred D Stock outstanding. As of June 30, 2016 the Company has accrued dividends for Preferred D Stock in the amount of $339,235. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred D Stock.

●	The Preferred D Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

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

As of June 30, 2015, we have issued 9,979 shares of Series D Preferred Stock. As of June 30, 2016, an additional 10,968 shares of Series D Preferred Stock have been issued, leaving a total balance of 20,947 shares of Series D Preferred Stock. All of these Series D shares remain outstanding. None have been converted or redeemed by the Company.

Series C Preferred Stock Financing

On May 30, 2014, the Company authorized 120,000 shares of a newly-created Series C 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred C Stock”).

The terms of the Preferred C Stock are as follows:

●	The Preferred C Stock shall have no voting rights.

●	The Preferred C Stock is convertible at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.

●	The Preferred C Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that are not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. As of June 30, 2016, the Company has accrued dividends on Preferred C Stock in the amount of $3,628,584. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred C Stock.

●	The Preferred C Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

As of June 30, 2015, we have issued 118,069 shares of Series C Preferred Stock. As of June 30, 2016, no additional shares of Series C Preferred Stock have been issued. The Company has converted a total of 20,979 shares of Series C Preferred Stock, leaving a total balance of 97,090 shares of Series C Preferred Stock as of June 30, 2016.

On August 22, 2016, the Board approved, and on October 12, 2016 filed with the Secretary of State for the State of Colorado, the Articles of Amendment to the Certificate of Designation of the Preferences, Rights and Limitations of the Series D 12% Convertible Preferred Stock. The amendment increased the number of shares of Series D 12% Convertible Preferred Stock that are designated to be issued from 20,000 shares to 30,000 shares of Series D 12% Convertible Preferred Stock. There were no other changes to the terms of our Series D 12% Convertible Preferred Stock. This amendment was approved in writing by a majority of the holders of the Series D 12% Convertible Preferred Stock. The Articles of Amendment is attached hereto as an exhibit.

Item 6.	Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended June 30, 2016 and 2015 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Results of Operations for the Year end June 30, 2016 as Compared to the Year ended June 30, 2015

On April 15, 2015, the Company sold E Build & Truss to a group of employees in exchange for the acceptance of accounts payable and cancellation of accrued salaries (See Note 12 of the Footnotes to the Financial Statements).

In January and April, 2015, the Company consolidated the Colton and Salem facilities into a new coating services only plant in Tacoma, Washington to serve the Western United States. Operations began in April 2015 and were treating lumber for various customers.

In January 2016, the Company made a conscious decision to shut down the Tacoma, WA. Facility as well as all coating operations with the exception of the Augusta, GA. plant to significantly reduce overhead and focus primary on chemical sales to our affiliate network affording the Company with higher margin sales opportunities.

In the execution of the Company’s business plan, it has been observed that the traditional wood treating market has demonstrated resistance of market acceptance for Eco Red Shield technology as a competitive product or alternative. The Company views this resistance in a positive manner as this perception of competition is misplaced. In July of 2015 the Company divided the Eco Red Shield product line into three specific types meeting the current and future Technical Evaluation Reports (TER) for product use as specified by the International Building Codes (IBC) in an attempt to better represent the product for various uses and allow the product to compete while maintaining significant margins. The first division of the product line are referred to as Sill Plate (SP), this product provides all of the original attributes minus the fire inhibitor component. Eco Red Shield (SP) is approved for use in above ground contact, for use where typical pressure treating lumber has been used for decades.

The elimination of the fire inhibitor allows the company to sell Eco Red Shield (SP) at great margin and compete with traditional pressure treating sales. The second division of the product line are referred to as Advanced Framing Lumber (AFL), this product provides all of the original attributes plus a reduced amount of the fire inhibitor component. This allows the Company to offer a product with value added fire resistance however the fire aspect does not meet IBC standards for structural use. This offering is meant to treat the entire framing package of a home at an affordable price and still allow the company to maintain significant margins. The third division of the product line are referred to as Fire Treated (FT), this product provides all of the original attributes plus the original amount of the fire inhibitor component. The Company has met IBC section 2303.2 structural fire standards for Douglas Fir and Spruce (SPF) dimensional lumber for use as an alternate material for traditional Fire Retardant Treated Wood (FRTW). This offering is meant to treat dimensional lumber for use as an alternate material in commercial and multifamily buildings were FRTW is specified for use. Typically pressure treated FRTW prices are much higher than other preservation offerings and this allows the Company to compete and still maintain great margins. Eco Red Shield technology was developed to provide protection for the entire super structure of wood framed construction not typically employed by traditional wood treatment process. With the product line division (SP) and (FT) meet IBC uses and will compete head to head with traditional methods and (AFL) is meant for value added sales. The traditional wood preservation and treatment industry comprises approximately 6 to 8 percent of the entire wood sold on an annual basis. Eco Red Shield - AFL was developed to provide a low cost protection for the other 94 percent of the market currently not employing any protection for lumber products. The Company recognized this division in the market and has now positioned the products to better service the market segments of the industry. The Company feels that the paradigm shift towards full framing protection has happened and the category of topical treated lumber within the industry has been created and will never go away. It is now time for Eco Building Products to capitalize on the opportunity in which we have fought so hard and successfully created.

Revenues and Cost of Sales - For the fiscal year ended June 30, 2016 we had total revenues of $445,980, as compared to $2,090,084 in revenues for the previous year. Decrease in revenue was primarily due to discontinuing operations in our New Jersey, Colton and Washington facilities. Our cost of sales for the fiscal years ended June 30, 2016 and June 30, 2015 was $850,714 and $3,164,324, respectively. The gross loss for the fiscal years ended June 30, 2016 and June 30, 2015 was $404,734 and $1,074,240, respectively. The gross loss for both years can be attributed to underpricing products, production worker over-staffing, plant consolidation and closing costs and excess capacity in all of our production facilities. The Company was not successful in making enough sales and margin on the sales we did achieve to support the operations. A drastic change in the business model was implemented to limit the production of the Company to the supply of chemicals only to our affiliate treatment facilities. This change will afford minimal overhead with significant margins allowing the Company a faster path towards self-sustaining activities. The Company is now heavily focused on R&D and growth of our affiliate network.

Operating Expenses - For the fiscal year ended June 30, 2016, our total operating expenses were $2,052,303 which includes depreciation expense and amortization expense, as compared to $2,862,767 for the fiscal year ended June 30, 2015. Included in our operating expenses for the fiscal year ended June 30, 2016 was compensation costs of $765,955, rent of $67,985, other general and administrative costs of $572,276, professional fees of $295,486, and research and development expenses of $275,170. The main change in operating expenses is correlated to a reduction in employee head count and other cost reduction measures.

Other Income (Expenses) - For the fiscal year ended June 30, 2016, total interest expense of $602,676 and amortization expense of $411,061 primarily representing interest on the convertible notes and interest to secured promissory note holders. The Company recognized $21,508,826 loss on derivative liability due to change in the fair value of the derivative liability, the derivative expense of $2,142,445 is related to convertible debt and convertible preferred shares issued.

For the fiscal year ended June 30, 2015, total interest and amortization expense was $1,908,748 due to debt discounts being amortized.

Liquidity and Capital Resources

On June 30, 2016, we had $45,153 in cash on hand. During the year ended June 30, 2016, net cash used in our operating activities amounted to $1,733,043. Net cash used during the same period for our investing activities totaled $174,426. During the same year, we received proceeds resulting in net cash from financing activities of $1,912,316 of which $1,097,082 was received from the issuance of Series D Preferred Stock.

The following table sets forth selected cash flow information for the year ended June 30, 2016:

Net cash used in operating activities	$(1,733,043)
Net cash used in investing activities	(174,426)
Net cash provided by financing activities	1,912,316
Net change in cash	$4,847

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

Critical Accounting Policies

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets .” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

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

The Company recorded derivative liability of $37,376,605 and $14,198,848 and a loss of $21,508,826 and a gain of $18,584,275 on derivative valuation for the years ended June 30, 2016 and 2015, respectively.

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

The Company had product sales revenue of $445,980 with $207,338 revenue from one customer representing 46% of total sales for year ended June 30, 2016. $125,535 revenue came from two customers representing, 28% of total sales.

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

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current operational expenses of approximately one hundred and fifty thousand dollars a month is required to continue to operate. This is achieved either through profit from sales or by management seeking additional financing through the sale of its common stock, and/or through private placements. The minimum operational expenses must be met in order to relive the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or that we will raise sufficient funds to continue operating. The Company continues to try to trim overhead expenses at the same time increasing sales to meet revenue goals. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

If current and projected revenue growth does not meet Management estimates, the Management may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. The Company has already taken steps to reduce expenses. Additionally, the Company has recently changed the product offering to better align with our product certifications and the intended use. This has resulted in three products now marketed as “Sill Plate” to meet the accolades of our TER 1511-09, “Advanced Framing Lumber” to meet the accolades of our TER 1511-10 which includes the attributes of Sill Plate with the addition of our Fire Inhibitor. This product is meant for the full framing package of a wood framed building and is sold as a value added protection. Our third product is offered as “Fire Treatment or FT” to meet the accolades of our TER 1510-01 which includes all of the prior two accolades and is the original formulation meeting the IBC Section 2303.2 as an alternate material to the use of Fire Retardant Treated Wood (FRTW). This change has afforded the company and its affiliates the ability to address each segment of the market increasing sales opportunities and allowing the Company to make a consistent margin on every sale. Nevertheless, the Company continues to experience cash flow difficulties and there is no assurance of when it may be profitable.

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

ECO Building Products, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eco Building Products, Inc.

We have audited the accompanying consolidated balance sheets of Eco Building Products, Inc. (“the Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eco Building Products, Inc. as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred accumulated losses and a working capital deficit as of June 30, 2016 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the footnotes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
October 14, 2016

ECO BUILDING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	June 30, 2015
CURRENT ASSETS
Cash	45,153	40,306
Accounts receivable, net	2,150	14,045
Inventory, net	51,357	171,631
Prepaid expenses	3,000	3,000
Other current assets	11,793	41,738
TOTAL CURRENT ASSETS	113,453	270,720

Property and equipment, net	382,128	592,679
TOTAL ASSETS	495,581	863,399

CURRENT LIABILITIES
Accounts payable	1,460,792	1,256,160
Payroll and taxes payable	1,675,638	1,571,786
Accrued interest	749,766	237,907
Other payables and accrued expenses	241,156	167,568
Derivative liability	37,376,605	14,198,848
Convertible notes, net	1,116,088	743,605
Notes payable	1,831,220	931,939
Notes payable- related party	-	45,000
TOTAL CURRENT LIABILITIES	44,451,265	19,152,813

LIABILITIES RELATED TO DISCONTINUED OPERATIONS	1,148,229	1,148,229

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $0.001 par value, 30,000 shares authorized, 0 and 30,000 shares issued and outstanding at June 30, 2016 and 2015, respectively	-	-
Preferred stock, Series B, $0.001 par value, 10,000 shares authorized, 0 and 0 shares issued and outstanding at June 30, 2016 and 2015, respectively	-	-
Preferred stock, Series C, $0.001 par value, 120,000 shares authorized, 97,090 and 104,440 shares issued and outstanding at June 30, 2016 and 2015, respectively	97	104
Preferred stock, Series D, $0.001 par value, 20,000 shares authorized, 20,947 and 9,979 shares issued and outstanding at June 30, 2016 and 2015, respectively	21	10
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 3,756,411,958 and 608,622,815 shares issued and outstanding at June 30, 2016 and 2015, respectively	3,756,412	608,623
Treasury stock	(1,434)	(1,434)
Additional paid-in capital	52,595,827	54,831,568
Accumulated deficit	(101,454,836)	(74,876,514)
TOTAL STOCKHOLDERS’ DEFICIT	(45,103,913)	(19,437,643)

TOTAL LIABILITIES AND DEFICIT	495,581	863,399

The accompanying notes are an integral part of these consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	June 30, 2016	June 30, 2015

REVENUE
Product and coating sales	445,980	2,090,084
COST OF SALES
Cost of sales	850,714	3,164,324

GROSS LOSS	(404,734)	(1,074,240)

OPERATING EXPENSES
Research and development	275,170	71,921
Marketing	75,431	58,771
Compensation expenses	765,955	1,230,619
Rent- facilities	67,985	220,407
Professional fees	295,486	474,924
Other general and administrative expenses	572,276	806,125
TOTAL OPERATING EXPENSES	2,052,303	2,862,767

LOSS FROM OPERATIONS	(2,052,303)	(2,862,767)

OTHER INCOME (EXPENSE)
Interest and amortization expense	(1,013,737)	(1,908,748)
Gain (loss) on derivative liability	(21,508,826)	18,584,275
Derivative expense	(2,142,445)	(11,058,541)
Loss on impairment	-	(207,172)
Other expenses	(38,650)	-
Other income	9,140	-
Gain (loss) on settlement of debt	744,587	(1,156,771)
Loss on disposal of property and equipment	(171,354)	-
TOTAL OTHER INCOME (EXPENSE)	(24,121,285)	4,253,043

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(26,578,322)	316,036

NET LOSS FROM DISCONTINUED OPERATIONS	-	(216,164)

NET INCOME (LOSS)	(26,578,322)	99,872

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic -	2,631,379,286	390,787,135
Diluted -	2,631,379,286	8,422,618,126

The accompanying notes are an integral part of these consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Treasury Stock		Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals

Balance June 30, 2014	160,175,508	160,176	(1,433,048)	(1,434)	30,000	30	94,394	94	-	-	49,660,882	(74,976,386)	(25,156,638)

Shares issued for Preferred C shares	329,098,857	329,099	-	-	-	-	(10,725)	(11)	-	-	(318,363)	-	10,725
Shares issued for cash	37,500,000	37,500	-	-	-	-	-	-	-	-	62,500	-	100,000
Issuance of Preferred C for cash	-	-	-	-	-	-	10,000	10	-	-	-	-	10
Issuance of Preferred D for cash	-	-	-	-	-	-	-	-	9,979	10	-	-	10
Shares issued for convertible notes	14,598,450	14,598	-	-	-	-	-	-	-	-	73,520	-	88,118
Shares issued for settlement of debt	12,250,000	12,250	-	-	-	-	-	-	-	-	96,750	-	109,000
Shares issued for interest expense and debt discount	55,000,000	55,000	-	-	-	-	-	-	-	-	207,678	-	262,678
Preferred A shares cancelled by former officer	-	-	-	-	(30,000)	(30)	-	-	-	-	-	-	(30)
Issuance of Preferred C in settlement of debt	-	-	-	-	-	-	10,771	11	-	-	1,077,202	-	1,077,213
Derivative liability converted	-	-	-	-	-	-	-	-	-	-	2,870,900	-	2,870,900
Cancellation of debt to former officer	-	-	-	-	-	-	-	-	-	-	1,089,505	-	1,089,505
Options issued to former officer with debt cancellation	-	-	-	-	-	-	-	-	-	-	10,994	-	10,994
Net income	-	-	-	-	-	-	-	-	-	-	-	99,872	99,872

Balance June 30, 2015	608,622,815	608,623	(1,433,048)	(1,434)	-	-	104,440	104	9,979	10	54,831,568	(74,876,514)	(19,437,643)
		-		-				-		-	-	-	-

Shares issued for Preferred C shares	2,624,467,768	2,624,468	-	-	-	-	(3,580)	(4)	-	-	(2,624,464)	-	-
Issuance of Preferred D for cash	-	-	-	-	-	-	-	-	10,968	11	(11)	-	-
Shares issued for convertible notes	523,321,375	523,321	-	-	-	-	-	-	-	-	(455,745)	-	67,576
Derivative liability converted	-	-	-	-	-	-	-	-	-	-	832,009	-	832,009
Extinguishment of Preferred C for notes payable	-	-	-	-	-	-	(3,770)	(4)	-	-	4	-	-
Stock options expense	-	-	-	-	-	-	-	-	-	-	12,466	-	12,466
Net loss	-	-	-	-	-	-	-	-	-	-	-	(26,578,322)	(26,578,322)

Balance June 30, 2016	3,756,411,958	3,756,412	(1,433,048)	(1,434)	-	-	97,090	97	20,947	21	52,595,827	(101,454,836)	(45,103,913)

The accompanying notes are an integral part of these consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net Income (Loss)	(26,578,322)	99,872
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation expense	149,925	237,671
Bad debt expense	-	98,669
Impairment of property & equipment	-	207,172
Amortization of debt discount	411,060	1,496,746
Derivative expense	2,142,445	11,058,541
Stock Based Compensation	12,466	27,292
Common Stock issuance for interest and OID	-	262,678
Financing costs	148,125	-
Loss (Gain) on derivative liability fair value adjustment	21,508,826	(18,584,275)
Loss (Gain) on settlement of debt	(744,587)	1,156,971
Loss on disposal of property and equipment	171,354	-
Expense paid on behalf of the Company	9,743	1,684,752
Assignment of accounts receivable to note payable holder	-	(541,575)
Changes in assets and liabilities:
Accounts receivable	11,895	46,923
Inventory	120,274	296,780
Prepaid expenses and other current assets	29,945	4,638
Accounts payable	204,632	859,939
Payroll and taxes payable	103,852	(783,708)
Other payable and accrued expenses	53,465	(167,705)
Accrued interest	511,859	171,983
Net cash from continuing operations	(1,733,043)	(2,366,636)
Net cash from discontinued operations	-	38,492
Net cash from operating activities	(1,733,043)	(2,328,144)

Cash flows from investing activities
Purchase of property and equipment	(174,426)	(131,104)
Net cash used by investing activities	(174,426)	(131,104)

Cash flows from financing activities
Payments on related party notes	(45,000)	(100,158)
Proceeds from issuance of common stock	-	100,000
Proceeds from issuances of series C convertible preferred stock	-	1,000,000
Proceeds from issuances of series D convertible preferred stock	1,097,082	997,939
Proceeds from convertible notes payable - non-related parties	412,000	80,000
Proceeds from notes payable	817,500	153,500
Proceeds from notes payable - related parties	-	120,000
Payments on convertible notes payable - non-related parties	-	(124,559)
Payments on notes payable	(359,393)	(80,955)
Payments on notes payable - vehicles loan	(9,873)	(21,279)
Net cash provided by financing activities	1,912,316	2,124,488

Net change in cash and cash equivalent	4,847	(334,760)
Cash and cash equivalent at the beginning of year	40,306	375,066

Cash and cash equivalent at the end of year	45,153	40,306

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	17,000	8,333

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for conversion of notes payable	654,084	-
Common shares issued for settlement of investor loans	-	118,498
Options issued in exchange for series A preferred stock and forgiveness of liabilities	-	1,100,498
Shares issued for conversion of notes payable	-	273,831
Preferred shares issued for extinguishment of convertible notes payable & A/P	-	2,384,026
Shares issued for conversion of Pref C convertible preferred stock	3,325,715	2,701,848
Disposition of assets for assumption of liabilities - discontinued operations	-	236,419
Convertible notes issued for assumption of notes payable	-	410,000
Purchase of property & equipment with loans payable	-	105,284
Debt Discount on convertible notes	383,000	1,567,516
OID	41,844	96,515

The accompanying notes are an integral part of these consolidated financial statements

Eco Building Products, Inc.

Footnotes to Consolidated Financial Statements

June 30, 2016

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

On April 8, 2011, the Company formed Red Shield Lumber, Inc. (“Red Shield”) in British Columbia, Canada. Red Shield was formed for the purpose of opening a plant in Canada utilizing the Company’s coating process to support sales and distribution. As of June 30, 2016, the wholly owned subsidiary has no operating activity and we do not expect this subsidiary to begin operations in the near future.

On May 31, 2011, the Company formed E Build & Truss, Inc. (“E Build”) on May 31, 2011 in the State of California. E Build was formed for the purpose of operating the Company’s truss manufacturing activities. In April, 2015, E Build was sold. See “Discontinued Operations” footnote 12.

In December 2011, the Company formed Seattle Coffee Exchange (“Seattle”) in the State of California. This wholly-owned subsidiary has not commenced its operations as of June 30, 2016, and the Company has no intention of operating Seattle Coffee Exchange.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $101,454,836, current year net loss of $26,578,322, recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations. The Company is experiencing negative working capital from operations.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages, information collected from individual customers related to past transaction history, credit-worthiness, changes in payments terms and current economic industry trends. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. The allowance for doubtful account was, $1,607 and $1,607, respectively, as of June 30, 2016 and June 30, 2015, correspondingly, bad debt expense was $13,985 and $138,216 for June 30, 2016 and June 30, 2015 respectively.

Inventories

Inventories primarily consist of chemicals, labor and lumber and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value). Net realizable value is the respective inventory’s estimated selling price reduced by the cost of completion and disposal. The Company also evaluates its inventories in an ongoing basis based on the demand of its inventories. If the Company deemed that the inventories do not have demand, the Company reserves those slow moving inventories as obsolete inventories. As of the fiscal year ended June 30, 2016 and June 30, 2015, the Company reserved $0 and $47,264 for obsolete inventory, respectively, recorded in cost of sales in the Consolidated Statements of Operations.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets .” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. Accordingly, as of the fiscal years ended June 30, 2016 and 2015, the Company recorded on impairment expense of $0 and $207,172, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the year-ended June 30, 2016, there was 226,787,983,333 common stock equivalents excluded from the diluted EPS calculation as their effect is anti-dilutive. For the year-ended June 30, 2015 there were 8,036,836,992 common stock equivalents that were included in the diluted EPS calculation.

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

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible notes payable, convertible preferred stock and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

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

The Company recorded derivative liability of $37,376,605 and $14,198,848 and a loss of $21,508,826 and a gain of $18,584,275 on derivative valuation for the years ended June 30, 2016 and 2015, respectively.

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

The Company had product sales revenue of $445,980 with $207,338 revenue from one customer representing 46% of total sales for year ended June 30, 2016. $125,535 revenue came from two customers representing, 28% of total sales. No long term fixed contracts control any future sales to these customers.

The Company had product sales revenue of $2,090,084, with $787,096 and $340,770 to two customers, representing 32% and 14% of total sales for year ended June 30, 2015, respectively. No long term fixed contracts control any future sales to these customers.

Cost of Revenues

Costs of revenues include costs related to revenue recognized; such costs represent materials, labor, depreciation and amortization, equipment rental, supplies, utilities, repair and maintenance. Certain expense reclassifications were made to the 2016 financial statements to be consistent with the Company’s current accounting practices.

General and Administrative Expenses

General and administrative expenses include management and administrative personnel costs; corporate office costs; accounting fees, legal expense, information systems expense, and product marketing and sales expense.

Research and Development Expenses

Research and development expenses, consist of expenses related to its wood coating process. These expenses also include the salary of the Chief Technical Officer for the current period, it is charged to operations when incurred. We incurred $275,170 and $71,921 for the years ended June 30, 2016 and 2015, respectively.

Advertising Cost

Advertising costs are charged to operations when incurred. During in the years ended June 30, 2016 and 2015 the Company incurred $75,431 and $58,771 respectively in advertising and promotion costs.

Shipping and Handling Costs

The Company classifies shipping and handling costs associated with the receipt of product as part of cost of sales as reflected in the statement of operations. The Company classifies costs associated with shipping product to customers as part of cost of goods sold as reflected in the statement of operations.

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740” Income Taxes” . The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03), which resulted in the reclassification of debt issuance costs from “Other Assets” to inclusion as a reduction of our reportable “Long-Term Debt” balance on our consolidated balance sheets. Since ASU 2015-03 does not address deferred issuance costs for line-of-credit arrangements, the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (ASU 2015-15), in August 2015. ASU 2015-15 allows a company to defer debt issuance costs associated with line-of-credit arrangements, including arrangements with no outstanding borrowings, classify them as an asset, and amortize them over the term of the arrangements. We elected to adopt ASU 2015-03 early, with full retrospective application as required by the guidance, and ASU 2015-15, which was effective immediately. These standards did not have a material impact on our consolidated balance sheets and had no impact on our cash flows provided by or used in operations for any period presented.

3. Balance Sheet Components

Inventories

Inventories consisted of the following:

	For the year ended
	June 30,
	2016	2015
Chemicals	$51,357	$160,920

Lumber	—	10,711

Total	$51,357	$171,631

All of the Company’s inventories are pledged as collateral for the Company’s Senior Secured Notes (see Note 5). In addition, inventory is considered finished goods as the Company sells and markets chemicals and treated and untreated lumber.

Accrued Liabilities

As of June 30, 2016, the Company owed $719,568 in past due payroll taxes and accrued penalties. The Company has successfully made an arrangement with the IRS for monthly payments for a $740,000 portion of the liability. These amounts are recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at June 30, 2016, the Company owed $65,349 in past due sales tax in which it has filed the appropriate reports and is making periodic payments. Recently the Board of Equalization has levied this debt against the bank account.

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

4. Property and Equipment

Property and equipment consisted of the following:

	For the year ended
	June 30,
	2016	2015
Machinery and equipment (useful life of five to seven years)	$904,066	$904,066
Vehicles (useful life is three years)	—	103,090
Furniture (useful life of five years)	20,407	20,407

Computer equipment and software (useful life of three years)	3,694	11,580
Leasehold improvements (useful life of three years)	—	88,737
	928,167	1,127,880
Less accumulated depreciation	(546,039)	(535,201)
	$382,128	$592,679

Eco Building Products disposed of obsolescent or non-working fixed assets during the year ending June 30, 2016, A loss of $171,354 was recorded as a result of the disposal of these assets.

Depreciation charged to operations for the fiscal year ended June 30, 2016 and 2015 amounted to $150,104 and $211,884, respectively.

See Note 12 for sale of E Build & Truss assets and discontinued operations.

5. Notes Payable

The following tables summarize the Company’s Notes Payable.

Description	As of June 30, 2016

Convertible notes	$1,447,046
Less discount to convertible notes payable	(330,958)
Convertible notes, net	1,116,088

Notes payable	1,831,220

$2,947,308

Description	As of June 30, 2015

Convertible notes	$1,060,779
Less discount to convertible notes payable	(317,174)
Convertible notes, net	743,605

Notes payable - related party	45,000
Notes payable	931,939

$1,720,544

Convertible Notes

The following table is a roll-forward of the Company’s Convertible Notes from July 1, 2014 to June 30, 2016:

	Gross Convertible Notes Payable	Discount on Convertible Notes Payable	Net Convertible Notes Payable

Balance as of June 30, 2014	$293,543	$(149,889)	$143,654

Additions from new convertible notes issued for cash	80,000	(80,000)	-
Original issue discount	96,515		96,515
Additions on convertible inventory note	1,001,326	(1,001,326)	-
Assignment and assumption of debt	410,000	(410,000)	-
Repayment of Convertible Debt in cash	(124,559)	-	(124,559)
Conversion of convertible notes – principal to common stock	(100,518)	-	(100,518)
Forgiveness of Convertible Debt	(40,000)	-	(40,000
Settlement of Convertible Debt for common stock	27,513	-	27,513
Settlement of Convertible Debt for Preferred C stock	(583,041)	-	(583,041)
Accretion of discount to interest expense	-	1,324,041	1,324,041

Balance as of June 30, 2015	1,060,779	(317,174)	743,605

Additions from new convertible notes issued for cash	412,000	(383,000)	29,000
Original issue discount	41,844	(41,844)	-
Conversion of convertible notes – principal to common stock	(67,577)	-	(67,577)
Accretion of discount to interest expense	-	411,061	411,061

Balance as of June 30, 2016	$1,447,046	$(330,958)	$1,116,088

Inventory Note Payable - $833,333

On September 16, 2014, the Company entered into a Securities Purchase Agreement with Dominion Capital, LLC, whereby Dominion agreed to fund the Company with an aggregate of up to $750,000 in Subscription Amount corresponding to an aggregate of up to $833,333 in the form of a 10% Original Issue Discount Senior Secured Convertible Promissory Note due September 16, 2015 and a Common Stock Purchase Warrant for up to 20,000,000 shares. This funding was to be used exclusively to purchase lumber and chemicals and was to be dispersed from an escrow account. On September 29, 2014, Dominion transferred and assigned the Note and the Warrant to M2B Funding Corporation. The Note has a fixed conversion price of $0.20 subject to certain adjustments. The Company will repay the Note in monthly installments, with the final payment was due on October 16, 2015. The Company is in default on this note and is subject to an increase in the interest rate to eighteen percent (18%) per annum. During the year ended June 30, 2016 this investor converted a total of $35,877 into 219,321,375 shares of common stock. The Company recorded amortization of discounts totaling $230,905 during the year, leaving the discount balance $0 at June 30, 2016. The balance of this note at June 30, 2016 is $944,902 plus accrued interest of $364,057.

Note Payable - $100,000

On November 12, 2014, the Company entered into, with a private investor, a Promissory Note for $100,000, with an original issue discount of $20,000, for net proceeds to the Company of $80,000 for the purpose of funding operations and for general working capital. In addition, the Company issued 12,500,000 restricted common shares. On May 14, 2015, the holder converted $20,000 of this note into 10,000,000 shares of common stock. The conversion represented a substantial modification of the note’s original terms and as a result the Company recognized a loss of $47,000. The note was in default on May 15, 2015. Default provisions included additional interest at 18%. During the year ended June 30, 2016 this investor converted $31,700 into 304,000,000 shares of common stock. The Company recorded amortization of discounts totaling $69,918 during the year, leaving the discount balance $0 at June 30, 2016. The balance of this note at June 30, 2016 is $48,300 plus accrued interest of $11,966.

Senior Convertible Note - $14,167

On November 10, 2015, the Company entered into, with a private investor, a Senior Convertible Note for $14,167, with an original issue discount of $1,417, for net proceeds to the Company of $12,750 for the purpose of funding operations and for general working capital. The maturity date is one year from the issuance date. In the event of default, the Note is subject to an increase in the interest rate to twenty-two percent (22%) per annum. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous twenty-five trading day period. In the event of default the conversion price is equal to 55% of the lowest traded price in the prior thirty trading days. The Company recorded amortization of discounts totaling $9,043 during the year, leaving the discount balance $5,124 at June 30, 2016. The balance of this note at June 30, 2016 is $14,167 plus accrued interest of $1,990.

Senior Convertible Note - $14,167

On November 30, 2015, the Company entered into, with a private investor, a Senior Convertible Note for $14,167, with an original issue discount of $1,417, for net proceeds to the Company of $12,750 for the purpose of funding operations and for general working capital. The maturity date is one year from the issuance date. In the event of default, the Note is subject to an increase in the interest rate to twenty-two percent (22%) per annum. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous twenty-five trading day period. In the event of default the conversion price is equal to 51% of the lowest traded price in the prior thirty trading days. The Company recorded amortization of discounts totaling $8,267 during the year, leaving the discount balance $5,900 at June 30, 2016. The balance of this note at June 30, 2016 is $14,167 plus accrued interest of $1,819.

Senior Convertible Note - $13,889

On December 30, 2015, the Company entered into a convertible note for $13,889 (with an original issue discount of $1,389, for net proceeds to the Company of $12,500). The note accrued interest at 22% per annum. The note matures one year from the date of issuance. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous twenty-five trading day period. In the event of default the conversion price is equal to 51% of the lowest traded price in the prior thirty trading days. The Company recorded amortization of discounts totaling $6,964 during the year, leaving the discount balance $6,925 at June 30, 2016. The balance of this note at June 30, 2016 is $13,889 plus accrued interest of $1,532.

Senior Convertible Note - $22,222

On June 30, 2016, the Company entered into a convertible note for $22,222 (with an original issue discount of $2,222, for net proceeds to the Company of $20,000). The note accrued interest at 12% per annum. The note matures one year from the date of issuance. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous twenty-five trading day period. In the event of default the conversion price is equal to 51% of the lowest traded price in the prior thirty trading days. The Company recorded amortization of discounts totaling $0 during the year, leaving the discount balance $22,222 at June 30, 2016. The balance of this note at June 30, 2016 is $22,222 plus accrued interest of $0.

Convertible Promissory Notes - $389,400

From March 17, 2016 through June 30, 2016, the Company entered into multiple (14) convertible notes totaling $389,400 (with an original issue discount of $35,400, for net proceeds to the Company of $354,000). The Notes are subject to upfront interest of $2,500 for each note and at default is subject to 24% default rate (most notes default in December of 2016 and some in March of 2017). The holder can convert into Series D Preferred Stock. The Company recorded amortization of discounts totaling $69,613 during the year, leaving the discount balance $290,787 at June 30, 2016. The balance of this notes at June 30, 2016 is $389,400 plus accrued interest of $35,000.

Derivative Liabilities:

During the years ended June 30, 2016 and 2015, the Company issued convertible notes, convertible preferred stock, warrants, and stock options that can be converted to common stock in connection with raising equity and debt financing and granting compensation. As of June 30, 2016 and 2015, the Company’s number of potential common shares plus the number of actual common shares outstanding (“Committed Shares”) exceeded the number of common shares authorized to issue in accordance with ASC 815-40-19 “Contracts in Entity’s Own Equity”. The number of outstanding common shares plus the potential common share liability has exceeded the amount of authorized shares, therefore the Company has to employ ASC 815-40-19 (“ASC 815”) to value common share equivalents potentially issuable to settle conversions of convertible notes, convertible preferred shares and exercise of options and warrants.

The Company values its derivative financial instruments, consisting primarily of embedded conversion features for its stock options, warrants, convertible debt, and convertible preferred stock at issuance at fair value and revalues its derivative financial instruments at the end of each reporting period or in the case of any conversion or modification of terms, at the date of any such modification or conversion. Any change in fair value is charged to earnings of the period where the derivative financial instrument is modified or converted. During the current fiscal year, with the increase in issuance of Preferred D and Convertible Notes that have a conversion price predicated on the stock price the fair value of these derivative financial instruments was determined using a path-dependent Monte Carlo simulation. In the year ended June 30, 2015 the fair values of the embedded conversion features for the stock options, warrants, convertible debt, and convertible preferred stock were determined using the Black-Scholes option pricing model. The Company changed from the Black Scholes method to the Monte Carlo method as the Company considered the Monte Carlo methodology to be clearly defined in the accuracy of variables and iterations.

The ranges of inputs (or assumptions) the Company used to value the derivative liabilities at note or equity issuance, conversion dates, and at period end during the year ended June 30, 2016 were as follows:

(1)	dividend yield of 0%

(2)	expected annual volatility of 168.43% to 351.61%

(3)	risk-free interest rate of 0.24% to 1.33%

(4)	expected life of 0.33 to 3.24 years, and

(5)	estimated fair value of the Company’s common stock of $0.0001 to $0.0021 per share.

For the year ended June 30, 2016, the Company issued an aggregate of $453,844 of convertible notes net of debt discount, including $64,445 in new senior convertible notes with one year maturities, and $389,399 in convertible promissory notes that mature from to December 30, 2016 to January 30, 2017. The senior convertible notes are convertible into the Company’s common shares, at the holder’s option, at conversion prices equal to 60% of the stock’s lowest volume weighted average trading price in the 25 trading days immediately prior to the date of conversion. The senior convertible notes are convertible into the Company’s common shares, at the holder’s option into the Company’s Preferred Series D.

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

For all convertible notes described in the paragraphs above and for the options, warrants and convertible preferred Series C and Series D shares described in Note 8, the fair value of the resulting derivative liability was $37,376,605 and $14,198,848 at June 30, 2016 and June 30, 2015, respectively, with corresponding debt discounts with an aggregate balance of $330,958 and $317,174, respectively.

The following is a roll-forward of derivative liabilities from June 30, 2014 to June 30, 2016:

Balance as of June 30, 2014	$20,504,553

Additions related to embedded conversion features of convertible notes issued	3,400,061
Additions related to embedded conversion features of Preferred C Stock issued	3,804,541
Additions related to embedded conversion features of Preferred D Stock issued	8,260,305
Additions related to embedded conversion features of warrants issued	438,590
Additions related to embedded conversion features of stock options issued	27,292
Decrease from extinguishment of convertible note for Preferred C shares	(781,319)
Conversion of convertible debt to common stock	(165,713)
Conversion of Preferred C shares to common stock	(2,701,837)
Other decreases	(3,350)
Gain on decrease in value of derivative liabilities	(18,584,275)
Balance as of June 30, 2015	14,198,848

Additions related to embedded conversion features of convertible notes issued	1,232,428
Additions related to embedded conversion features of Preferred D Stock issued	2,390,099
Decrease from Recapture of Preferred C shares for unpaid balance associated with an assumption and assignment of liabilities	(1,121,587)
Conversion of convertible debt to common stock	(130,762)
Conversion of Preferred C shares to common stock	(701,247)
Loss on increase in value of derivative liabilities	21,508,826

Balance as of June 30, 2016	$37,376,605

Notes Payable – Other at June 30, 2016 consist of:

Auto Notes Payable

In April, 2016 the company defaulted on auto loan resulting in a repossession and disposition of $51,000 with a remaining balance due with fees of $20,123 which is now being paid on a monthly payment of $635 and is being recorded in other – payables and accrued expenses.

Secured Promissory Note - $44,500

At June 30, 2012, the Company was indebted for $44,500 for amounts received in prior years for operating expenses in exchange for a secured promissory note from a third party entered into during 2010. This amount is due on demand and non-interest bearing. The balance of this note at June 30, 2016 is $44,500 and accrued interest of $0. Creditor claims amount owed is $360,000, which the Company disputes.

Inventory Note Payable – up to $1,200,000

On July 18, 2014, the Company signed a Secured Revolving Promissory Note for up to One Million Two Hundred Thousand Dollars ($1,200,000) with an investor to facilitate purchase of inventory for orders from the Company’s material customer. The note is secured by the inventory. Repayment of the note is facilitated by the assignment of the accounts receivable directly from the Company’s material customer to the investor. The initial term of the note is for six months with an option to extend for an additional six-month period. The note will bear an 18% interest rate per annum with a maximum default interest of 24% per annum. Within three (3) Business Days after the date of this Note, the Company shall deliver to Payee a Warrant, in a form acceptable to Payee, exercisable for 900,000 shares of the Company’s Common Stock at a price per share equal to the closing price of the Common Stock on the trading day prior to the date of such Warrant. Upon receipt of such Warrant, Payee shall execute a 12-month lock-up agreement in customary form and reasonably acceptable to Payee, currently no warrant or lock-up agreements have been issued or executed. During the year ended June 30, 2015 the Company drew $504,593 in payments made on behalf of the Company to its suppliers and the Company’s customers repaid $321,137 during the year ended June 30, 2015. The balance of this note at June 30, 2016 is $183,456 and accrued interest of $59,846.

Note Payable - $20,000

On March 25, 2015, the Company entered into a note agreement for $20,000. The note was due April 24, 2015. The Note carries a default interest rate of 10%. The balance of this note at June 30, 2016 is $20,000 and accrued interest of $2,471.

Note Payable - $500,000

On February 14, 2014 the Company entered into a note agreement for $500,000. The note was due May 14, 2014 and was extended until March 31, 2016. The Note carries minimum interest of $45,000 for the initial term and a default rate of 37%. The balance of this note at June 30, 2016 is $85,911 and accrued interest of $76,443.

Lease in Default - $151,275

Effective April 1, 2015 and up through September 30, 2015, the Company has incurred $151,275 in a default on their facilities lease. The default rate on the lease is 10%. The balance of this note at June 30, 2016 is $151,275 and accrued interest of $15,169.

Note Payable - $60,000

On April 2, 2015, a shareholder loaned the company $60,000 on a secured promissory note with a 6% per annum interest rate and a 30-day maturity date. The Note carries a default interest rate of 10%. The balance of this note at June 30, 2016 is $60,000 and accrued interest of $7,282.

Note Payable - $250,000

On April 11, 2014 the Company entered into a note agreement for $250,000. The note was due July 1, 2014 and was extended until March 31, 2015. The Note carries minimum interest of $22,500 with a default rate of 18%. The balance of this note at June 30, 2016 is $150,000 and accrued interest of $77,400.

Note Payable - $100,000

On November 19, 2014, the Company entered into a note for $100,000 with annual interest of 6. The note was due on February 19, 2015 and extended to August 21, 2015. Pursuant to the default provisions of the note, the note will accrue interest at 18% per annum. The balance of this note at June 30, 2016 is $100,000 and accrued interest of $20,828.

Note Payable - $20,000

On January 16, 2015, the Company entered into a note for $20,000 with annual interest of 6%. The note was due on April 17, 2015 and extended to July 17, 2015. Pursuant to the default provisions of the note, the note will accrue interest at 18% per annum. The balance of this note at June 30, 2016 is $20,000 and accrued interest of $3,942.

Future Receivables Sale Agreement - $75,000

Effective March 6, 2015, the Company entered into an agreement whereby it sold a percentage of its future receivables in exchange for $75,000. Per the terms of this agreement, the Company would repay a total of $102,750 via daily remittance of twelve percent (12%) of its accounts receivable collections and other receipts from the sale of its products and services. Alternatively, the Company could elect to repay $102,750 total via a flat daily remittance of $1,038 (“Alternative Daily Amount”) until that amount is repaid in full. The Company has accounted for this agreement as a note payable with an estimated maturity date of July 30, 2015, resulting in an imputed interest rate of 184%. The balance of this note at June 30, 2016 is $0.

Future Receivables Sale Agreement - $225,000

Effective July 29, 2015, the Company entered into an agreement whereby it sold a percentage of its future receivables in exchange for $220,500 ($225,000 less a $4,500 setup fee). The Company is to repay $309,375 via daily remittance of a percentage of its future accounts receivable collections and other receipts from the sale of its products and services. Per the terms of the agreement, the Company made an alternative election to repay the $309,375 via a flat daily remittance of $2,163 until that amount is repaid in full. The Company has accounted for this agreement as a note payable with an estimated maturity date of March 9, 2016, resulting in an imputed interest rate of 123%. The balance of this note at June 30, 2016 is $141,096.

Settlement and Release Agreement - $100,000

On July 17, 2015, the Company entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Eco Prime, LLC. The Settlement Agreement resolves any disputes arising from the Limited Asset Purchase Agreement entered into between the parties on March 19, 2014. Pursuant to the terms of the Settlement Agreement, the Company paid One Hundred Thousand Dollars ($100,000) to acquire the assets from EcoPrime and released each party from any liability under the March 2014 agreement. In order to fund the $100,000 payment, the Company entered into a Promissory Note with a private investor dated July 14, 2015. Pursuant to the terms of the note, it had a 60-day maturity and a flat 25% interest rate. The note was due on September 14, 2015 but, to date, has not been paid off and is currently in default. The note incurs additional default interest of 6%. The balance of this note at June 30, 2016 is $85,000 and accrued interest of $18,020.

In connection with this agreement, the Company borrowed an additional $32,000 from this same party at 0% in a short-term bridge financing arrangement which has been repaid.

Future Receivables Sale Agreement - $70,000

Effective September 16, 2015, the Company entered into a second similar agreement whereby it sold a percentage of its future receivables in exchange for $70,000. Per the terms of the agreement, the Company elected to repay $96,250 via a flat daily remittance of $1,019 until that amount is repaid in full. The Company has not made payments on this note since January 2016. The Company has accounted for this agreement as a note payable with an estimated maturity date of February 18, 2016, resulting in an imputed interest rate of 177%. The balance of this note at June 30, 2016 is $36,315.

Future Receivables Sale Agreement - $120,000

Effective September 28, 2015, the Company entered into a third similar agreement whereby it sold a percentage of its future receivables in exchange for $120,000. Per the terms of the agreement, the Company is to repay $153,000 via a flat daily remittance of $1,196 until that amount is repaid in in full. The Company has not made payments on this note since January 2016. The Company has accounted for this agreement as a note payable with an estimated maturity date of April 5, 2016, resulting in an imputed interest rate of 98%. The balance of this note at June 30, 2016 is $96,165.

Promissory Note - $275,000

On December 15, 2015, a shareholder loaned the company $275,000 on a promissory note with a 24% per annum interest rate with monthly payments of $25,000 commencing in April 2016 until paid in full. The balance of this note at June 30, 2016 is $275,000 and accrued interest of $35,803.

Assignment and Assumption Agreement - $377,000

On March 4, 2016, the Company recaptured unpaid balance associated with an assumption and assignment of liabilities for the issuance of Preferred C shares that was entered into on May 15, 2014. Pursuant to the terms of the Recapture Agreement, the Company entered into a promissory demand note bearing interest a 6% for the unpaid balance of $377,000, and cancelled 3,770 Preferred C shares previously issued. Accrued interest is $7,313. This resulted in a gain on settlement of $744,587.

Loans Payable – Related Party

None

6. Related Party Transactions

See also Note 5 for Loans payable – related parties and equity issuances in Note 8.

Employment Agreement –Chief Executive Officer

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

(a)	Annual salary of $250,000

(b)	If the Compensation Committee has agreed to determine whether Tom Comery salary should be increased to $275,000 beginning when the quarterly net income is positive.

(c)	The Company will compensate Tom Comery $1,700 per month for medical benefits and a $500 per month car allowance.

(d)	The Compensation Committee has agreed to a $15,000 one-time reimbursement for relocation expenses. Mr. Comery will be eligible to participate in the Employee Incentive Compensation Plan upon the Board’s discretion

Employment Agreement –Chief Technical Officer

Effective November 1, 2013, the Company entered into an employment agreement with its Chief Technical Officer or “CTO” for a term of five (5) years and shall be renewed automatically for succeeding terms of one (1) year each (“Renewal Terms”) unless either party gives notice to the other at least 30 days prior to the expiration of any term of said party’s intention not to renew this Agreement. Key provisions of the agreement include:

(a)	Annual salary of $250,000

(b)	Cash bonus of $250,000 in the event that gross sales for the fiscal year ending June 30, 2014 exceed $25,000,000, subject to certain limitations. If the company achieves 80% of the bonus target then the employee is entitled to 50% of the defined bonus for the defined period.

(c)	Additional cash bonus of $250,000 in the event that gross sales for the fiscal year ending June 30, 2015 exceed $50,000,000, subject to certain limitations. In addition, when the aforementioned gross sales targets are obtained the employee will be eligible for a 20% increase in salary year over year.

(d)	Option grants to purchase 40,000 (800,000 pre-split) shares of the company’s common stock at an exercise price of $2.00 per share ($0.10 pre-split), expiring April 1, 2016 (five-year life). Such options will vest over a two-year period. These options were valued at $4,656, as determined using the Black-Scholes option-pricing model using a risk free rate of 1.37%, volatility of 149% and a trading price of the underlying shares of $0.16 ($0.008 pre-split).

(e)	Severance pay is due the CTO upon separating from service, with or without cause, equaling his then current monthly salary multiplied by the number of full years that he has been employed with the Company prior to separation.

Accrued compensation due the Chief Technical Officer at June 30, 2016 totaled $689,930. Compensation charged to operations during the year ended June 30, 2016 on option grants totaled $0.

Accrued compensation due the Chief Technical Officer at June 30, 2015 totaled $634,011. Compensation charged to operations during the year ended June 30, 2015 on the option grants totaled $554. The CTO also had 20,000 (400,000 pre-split) options granted from a previous employment agreement.

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

8. Stockholders’ Deficit

Preferred Stock

Series A Preferred Stocks:

On January 27, 2014 the Board of Directors authorized 30,000 shares of Class A Preferred Stock with a par value of $0.001 per share.

The terms of the preferred series A shares are as follows:

●	Series A Preferred stock is not convertible.

●	Each share of Series A Preferred stock is entitled to 100,000 votes on matters that the holders of the Company’s common stock may vote.

●	The Series A Preferred stock is redeemable by the company for no consideration at any time.

●	The Series A Preferred stock cannot vote on election or removal of directors.

●	The Series A Preferred stock has no stated dividend rate and has no liquidation preference.

As of June 30, 2016 and 2015, there was no Series A Preferred Stock issued or outstanding.

Series B 12% Convertible Preferred Stock:

On February 26, 2014 the Board of Directors authorized 6,750 shares of Class B Preferred Stock (“Preferred B Stock”) with a par value of $0.001. On April 17, 2014, an additional 2,500 shares of Preferred B Stock with a par value of $0.001, for a total authorized and issued amount of 9,250.

The terms of the Preferred B Stock are as follows:

●	The Preferred B Stock shall have no voting rights.

●	The Preferred B Stock convertible at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.

●	The Preferred B Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360-day year.

●	The Preferred B Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

As of June 30, 2016 and 2015, there was no Series B Preferred Stock issued or outstanding.

Series C 12% Convertible Preferred Stock:

On May 30, 2014, the Company authorized 120,000 shares of a newly-created Series C 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred C Stock”).

The terms of the Preferred C Stock are as follows:

●	The Preferred C Stock shall have no voting rights.

●	The Preferred C Stock is convertible at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.

●	The Preferred C Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that are not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. As of June 30, 2016, the Company has accrued dividends on Preferred C Stock in the amount of $3,628,584. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred C Stock.

●	The Preferred C Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

Preferred C Stock converted to Common Stock

During the year ended June 30, 2016, according to the conversion terms described above, the investors converted 3,580 shares of Preferred C Stock representing value of $358,042 into 2,624,467,768 shares of the Company’s Common Stock. The Company had 97,090 and 104,440 shares of Preferred C stock issued and outstanding as of June 30, 2016 and 2015, respectively.

Preferred C Stock issued for cash

During the year ended June 30, 2016, the investors purchased 0 shares of Preferred C Stock for $0 of cash. During the year ended June 30, 2015, the investors purchased 10,000 shares of Preferred C Stock for $1,000,000 of cash.

Preferred C Stock issued for debt assumption

During the year ended June 30, 2016, the Company recaptured unpaid balance associated with an assumption and assignment of liabilities for the issuance of Preferred C shares that was entered into on May 15, 2014. Pursuant to the terms of the Recapture Agreement, the Company entered into a promissory demand note bearing interest a 6% for the unpaid balance of $377,000, and cancelled 3,770 Preferred C shares previously issued. This resulted in a gain on settlement of $744,587. During the year ended June 30, 2015, at total of 10,771 shares of Preferred C Stock were issued to investors for debt assumption. In exchange for 4,941 of these shares, $494,172 of accounts payable was assumed by one investor. Additionally, in exchange for the remaining 5,830 shares, a convertible note with a balance of $590,428 was exchanged for Preferred C shares by the same investor.

Preferred C Stock, have been valued similar to the convertible notes, comprising a part of the derivative liability which is calculated using the Monte Carlo simulation model. The range of inputs (or assumptions) the Company used to value the derivative liabilities at date of issuances, conversion dates, and at period end during the years ended June 30, 2016 and June 30, 2015 are disclosed under the derivative liabilities section (See Note 5).

The following table provides the activity of the Company’s preferred C stock for the year ended June 30, 2016:

Balance as of June 30, 2015	104,440

Preferred C Stock issued for cash	-
Preferred C Stock cancelled for debt	(3,770)
Preferred C Stock converted into Common Stock	(3,580)

Balance as of June 30, 2016	97,090

During the year ended June 30, 2016, according to the conversion terms described above, the investors converted 3,580 shares of Preferred C Stock representing value of $358,042 into 2,624,467,768 shares of the Company’s Common Stock.

Series D 12% Convertible Preferred Stock:

On March 31, 2015, the Company authorized 10,000 shares of a newly-created Series D 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred D Stock”). Effective July 2, 2015, the Company increased the number of authorized shares to 20,000. Effective August 22, 2016, the Company increased the number of authorized shares to 30,000.

The terms of the Preferred D Stock are as follows:

●	The Preferred D Stock shall have no voting rights.

●	The Preferred D Stock is convertible at any time at 60% of the lowest VWAP of the 30 days leading up to conversion multiplied by the stated value of $100.

●	The Preferred D Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. As of June 30, 2016, the Company has accrued dividends on Preferred D Stock in the amount of $339,235. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred D Stock.

●	The Preferred D Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

Preferred D Stock issued for cash

During the year ended June 30, 2016, investors purchased 10,968 shares of Preferred D Stock for $1,096,632 of cash. During the year ended June 30, 2015, investors purchased 9,979 shares of Preferred D Stock for $1,096,632 of cash.

The following table provides the activity of the Company’s preferred D stock for the year ended June 30, 2016:

Balance as of June 30, 2015	9,979

Preferred D Stock issued for cash	10,968
Preferred C Stock converted into Common Stock	-

Balance as of June 30, 2016	20,947

Common Stock

During the year ended June 30, 2016, the Company issued a total of 3,147,789,143 shares of its common stock as follows:

	Shares	Amount
Shares issued for convertible debt conversions	523,321,375	67,577
Shares issued for conversion of Preferred C shares	2,624,467,768	358,042
Total	3,147,789,143	$425,619

During the year ended June 30, 2015, the Company issued a total of 448,447,307 shares of its common stock as follows:

	Shares	Amount
Shares issued for cash	37,500,000	$100,000
Shares issued for convertible debt conversions	14,598,450	88,118
Shares issued in settlement of debt	12,250,000	109,000
Shares issued for interest expense and debt discount	55,000,000	262,678
Shares issued for conversion of Preferred C shares	329,098,857	10,725
Total	448,447,307	$570,521

Treasury Stock

As of June 30, 2016 and 2015, the Company held 1,433,046 shares of common stock as treasury stock.

Warrants

As discussed in note 5, the Company issued a Common Stock Purchase Warrant, allowing M2B Funding Corporation the right to purchase up to 20,000,000 shares of Common Stock on September 16, 2015 and expiring on September 16, 2019. The exercise price per share of the Common Stock under these warrants is $0.02 subject to certain adjustments. The 20,000,000 warrants were valued using the Black-Scholes Option Model with a risk free interest rate of 1.78%, volatility of 261.05%, and trading price of $0.022 per share. As of June 30, 2016 the warrants had a value of $1,767.

The following is a schedule of warrants outstanding as of June 30, 2016:

	Warrants Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Life

Balance, June 30, 2014	25,000,000		$0.00	1.42
Warrants issued	20,000,000		0.02	5.0
Warrants expired	-		-	-
Warrants cancelled	(25,000,000)		-	-
Balance, June 30, 2015	20,000,000		$0.02	4.21 years
Warrants issued	-	$		-
Warrants expired	-		-	-
Warrants cancelled	-		-	-
Balance, June 30, 2016	20,000,000		$0.02	3.21 years

As of June 30, 2016, all of the 20,000,000 warrants were fully exercisable.

Options

Prior to June 30, 2015, the Company granted options to its Chief Technical Officer to purchase 1,200,000 shares of its common stock. The 1,200,000 options have an exercise price of $0.10 per share and expire in 5 years. As of June 30, 2016, 800,000 options to the Chief Technical Officer remain outstanding.

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

The following is a schedule of options outstanding as of June 30, 2016:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance, June 30, 2014	3,200,000	$0.001	3 years	-
Options granted	5,786,228	$0.0038		-
Options cancelled/expired	(200,000)	-	-	-
Balance, June 30, 2015	6,986,228	$0.089	2 years	$-
Options cancelled / expired	(400,000)	$0.0038		-
Balance, June 30, 2016	6,586,228	$0.0089	8.10 Years	$-

As of June 30, 2016, a total of 6,586,228 of the 6,586,228 options were fully vested. Compensation expense of $0 remaining, will be recognized over the remaining lives of the options.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	June 30,
	2016	2015
Current expense – Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	-	-

Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	-	-

U.S statutory rate	34.00%	34.00%
Permanent differences	43.00%	43.00%
Less valuation allowance and other	-48.3%	-48.3%
Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	June 30,
	2016	2015
Deferred tax assets
Bad debt reserve	$59,215	$59,215
Stock based compensation	4,179,570	4,179,570
Net operating losses	34,494,644	25,458,015
Inventories	245,487	245,487
Payroll and taxes payable	3,321,045	2,751,328
	32,693,615	32,693,615
Deferred tax liability
Accumulated depreciation	644,734	453,938

Net deferred tax assets	41,650,988	32,239,676
Less valuation allowance	(41,650,988)	(32,239,676)
Deferred tax asset - net valuation allowance	$-	$-

The Company has incurred operating losses of $101,454,836 which, if unutilized, will expire through to 2036. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

10. Commitments and Contingencies

Lease commitments

Real Estate Lease – San Diego, California

In February 2016, the Company entered into an agreement to lease office facilities with a small warehouse at our San Diego, CA location. The term of the lease is for three years. The initial monthly installment of base rent amount was calculated by multiplying the initial monthly base rental rate per rentable square foot amount by the number of rentable square feet of space in the premises. In all subsequent base rent payment periods during the lease term commencing on March 1, 2017, the calculation of each monthly installment of base rent amount reflects an annual increase of three and one half percent (3.5%). The details on the lease are as follows:

●	Base rentals - $2,807 per month.

●	Base rental increase of 3.5% per year.

●	Company is responsible to pay its proportionate share of common area maintenance – estimated at $963 per month

●	Termination date – April 30, 2019

●	Renewal Option – Yes

●	Security Deposit - $9,333.

Rent expense related to this lease was $17,966 and $0 for the fiscal year ended June 30, 2016 and 2015, respectively.

Real Estate lease-Augusta Georgia

In July 2016, the company entered a lease for a manufacturing facility in Augusta, Georgia.

●	Augusta, Georgia (Periodic Month to Month Tenancy as of July, 2016)

●	Month to month agreement was entered into and agreed upon.

●	We pay a monthly lease payment of $3,000.

●	We can use the premises for processing and treatment of wood and wood products, but is currently used as a storage facility

Rent Disclosure:

San Diego, CA
2016	54,281
2017	45,621
2018	46,813
2019	40,889
Thereafter
187,604

Purchase commitments

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

At June 30, 2016, the Company owed approximately $730,000 in past due federal and state payroll taxes, of which approximately $660,000 is due to the Internal Revenue Service (IRS). The Company subsequently paid $25,000 to the IRS under a $20,000 per month payment arrangement which the Company is in default. The Company continues to negotiate with the IRS to re-establish a payment plan for past due taxes. Currently the IRS has acknowledged the situation and so far, has set an expectation that we must stay current with our federal and state taxes. The Company continues to stay current with state and federal payroll tax liabilities. No such arrangement exists for State tax purposes.

On October 6, 2015, the landlord for the Vista, CA location filed a complaint against us in the Superior Court of California, County of San Diego for a Breach of Contract for a Promissory Note that we issued to him in connection with unpaid lease payments that we owed in the amount of $151,272.65 under the terms of the lease that we entered into for our Vista, CA location. As of June 30, 2016, no payments have been made against this obligation.

On May 27, 2016, the prior landlord of the Tacoma, WA, facility obtained a judgment for the collection of unpaid rent in the amount of 168,998 inclusive of interest & attorney fees.

On or about October 15, 2016, A Summons & Complaint has been filed for the sum of $31,118 pertaining to a default on a contract with World Global Financing.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

11. Subsequent Events

On July 17, 2016, The Company issued 55,875,000 shares of common stock in lieu of $5,588 of accrued interest of the convertible note dated November 21, 2014.

On July 17, 2016, The Company issued 11,175,000 shares of common stock in lieu of $1,118 of accrued interest of the convertible note dated January 16, 2015.

From July 1, 2016 to October 13, 2016, according to the conversion terms of the series C preferred shares, the investors converted 87 shares of Preferred C Stock representing a value of $8,760 into 146,000,000 shares of the Company’s Common Stock.

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

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2016, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officer and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 1992 and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, as of June 30, 2016, such internal control over financial reporting was not effective. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2016.

To address the material weaknesses set forth above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

We have hired a part-time Chief Financial Officer and appointed independent members to our Board of Directors to oversee the financial reporting of our operations. Additionally, redundancy has been created across many facets of the business operations. Other than these items, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth each of our directors name, age, position and office. Each of their current terms as our directors expires at our next annual shareholder meeting.

Name	Age	Position

Tom Comery	62	Chief Executive Officer, Principal Executive Officer, Interim Chief Financial Officer and Director

Mark Vuozzo	52	Chief Technical Officer

Gerald M. Czarnecki	76	Director

Judith Muhlberg		Director

All executive officers are elected by the Board of Directors and hold office until the next annual meeting of shareholders, or until their successors are duly elected and qualified.

The following is information on the business experience of each director and officer.

Tom Comery, Chief Executive Officer and Director

Mr. Comery, age 62, has been a director of Eco Building Products, Inc. since April 6, 2015 and comes to Eco Building Products, Inc. with 30 years of building products manufacturing and distribution experience. He has broad business experience including mid-market CEO; supply chain and specialty product management at the Fortune 500 Group Director level; mid-market sales and marketing as well as accounting management. In 2009/2011 he was SVP of Building Material Distributors, Inc. with full P&L responsibility of a multi-state, multi-warehouse wholesale distribution business focused on commodity and specialty building products, forest products and imported metal fencing and fasteners. In 2012/2013 Mr. Comery led a green-field start-up in the LED lighting space as President and CEO of B-Efficient, Inc. serving the commercial, residential and industrial markets. Most recently he was SVP of Sales for Leedo Manufacturing, the largest supplier of kitchen and bath cabinetry to the new construction multi-family housing industry.

Throughout his career Mr. Comery has successfully led two start-ups and two turnarounds.

The Company and Mr. Comery have not finalized the terms of the employment and have not entered into a formal engagement agreement but expect to work out the terms and finalize an employment agreement in the near future.

No family relationship has ever existed between Mr. Comery and the Company.

Mark Vuozzo, Chief Technical Officer

Mr. Vuozzo was the founder and CEO of MV Technical Sales, LLC a privately held company that serviced the Semiconductor Automated Test Equipment industry. Mr. Vuozzo grew the company to span across USA, Asia and Europe with sales in excess of 25 million. In 2006, Mr. Vuozzo sold his interest in MV Technical Sales, LLC. In 2007, Mr. Vuozzo joined Steven Conboy to manage SC Bluwood, Inc., and Framers Choice, Inc. Mr. Vuozzo acted in the capacity of General Manager and Director of both organizations. In 2009, Mr. Vuozzo joined the Company, as a General Manager and Corporate Secretary. Mr. Vuozzo continues to act in the capacity of Chief Technical Officer.

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

Judith Muhlberg, Directors

Judith Muhlberg joined the Board of Directors for Eco Building Products on April 8, 2015. She serves as Chair of the Compensation Committee. As a consultant for strategy execution firm, Gagen MacDonald since 2004, Judith has supported efforts at Fortune 500 companies — including United Airlines, BASF, Collective Brands, Inc., Estee Lauder, Mars, Novartis Pharmaceuticals Corporation, Dean Foods, Financial Services Roundtable, Air Products and Chemicals, Inc., Deloitte, Medtronic, Dow Corning, Pfizer and Southern California Gas Company. In 2002, Judith joined the Board of Directors of State Farm Mutual Automobile Insurance Company and served on the Legal Issues, Risk Management, and Corporate Governance and Nominating committees. In 2005, she was the senior vice president of communications for Sprint Nextel for six months, overseeing the merger communications of these two companies and leading a team of some 200 communicators. Throughout her career, Judith built a broad and deep background in two major global industries: aerospace and automotive. She was senior vice president of communications and a member of the company’s Executive Council at Boeing. Judith led a 250-strong communications team and, among many successes, directed a strategic global transformation of Boeing’s brand and reputation – from that of a commercial airplane manufacturer to a broad-based aerospace company with 150,000 employees. This transformation was initiated by the merger of McDonnell Douglas and Boeing, in which Judith played a pivotal role in an extensive culture change effort driven by enhanced leadership communications. She is a Member of the Arthur W. Page Society. In May 2012, Judith was named A&S Outstanding Alumna by the University of Wyoming. Education: Michigan State University, Juris Doctor; University of Wyoming, B.S., Communications; University of Stockholm (Sweden), studied International Economics.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that none of the Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended June 30, 2016 were filed.

Board of Director Meetings and Committees

Our Current Board of Directors consists of Judith Muhlberg, Gerald M. Czarnecki, and Tom Comery (the “Board”). It has been determined by the Company that Ms. Muhlberg, and Mr. Czarnecki, are independent members of the Board pursuant to the required standards set forth in Rule 10A-3(b) of the Securities Exchange Act of 1934, as amended. The current Board includes Tom Comery, Gerald M. Czarnecki and Judith Muhlberg.

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

Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee

Judith Muhlberg	Judith Muhlberg*	Gerald M. Czarnecki*

Gerald M. Czarnecki*	Gerald M. Czarnecki	Judith Muhlberg

* Indicates committee chair

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

The following table shows for the year ended June 30, 2016 and fiscal year ended June 30, 2015, the compensation awarded (earned) or paid by the Company to its named executive officers as that term is defined in Item 402(a)(2) of Regulation S-K.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus	Option Awards	All Other Compensation	Total ($)

Tom Comery,	2016	$250,000		$	$0	$	$250,000
Chief Executive Officer, Director (1)	2015	$9,615		$	$0	$	$9,615

Steve Conboy, Former President, (2)	2015	$288,461		$	$10,994	$	$288,461
CEO, CFO Director
Principal Executive & Financial Officer

Mark Vuozzo (3)	2016	$250,000	(4)	$	$0	$	$250,000
Chief Technical Officer	2015	$250,000	(5)	$	$0	$	$250,000

(1)	Tom Comery was appointed as the Company’s Chief Executive Officer on June 15, 2015.

(2)	Steve Conboy’s compensation for year ended June 30, 2015 amounted to $288,461. Total accrued compensation due Steve Conboy at June 30, 2015 totaled $0. Compensation charged to operations during the year ended June 30, 2015 on the option granted totaled $10,994.

(3)	In late 2009, Mr. Vuozzo joined ECO Building Products, Inc., as a General Manager and Corporate Secretary. Effective April 1, 2011, the Company entered into an employment agreement with Mark Vuozzo, its Chief Technical Officer for a term of two years.

(4)	Mark Vuozzo’s compensation for year ended June 30, 2016 amounted to $250,000, of which $55,919 was accrued and not paid. Total accrued compensation due Mark Vuozzo at June 30, 2016 totaled $689,930.

(5)	Mark Vuozzo’s compensation for year ended June 30, 2015 amounted to $250,000, of which $78,089 was accrued and not paid. Total accrued compensation due Mark Vuozzo at June 30, 2015 totaled $634,011. Compensation charged to operations during the year ended June 30, 2015 on the option granted totaled $0

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

-	In connection with Mr. Conboy’s resignation, the Company and Mr. Conboy entered into an Executive Severance Agreement and General Release of All Claims Agreement (the “Separation Agreement”) on June 15, 2015. The Separation Agreement provides, as consideration for non-solicitation obligations, a general release of any claims of accrued but unpaid salary and the non-revocation of a full release of all claims related to Mr. Conboy’s employment with the Company and cancellation of all of his Series A shares, as follows: (i) a cash payment of $37,500 which will be made in three equal installments of $12,500 on the 30 th , 60 th and 90 th day following the date of the Agreement; and (ii) an option to purchase 5,772,857 shares which equals one percent (1%) of the total number of shares outstanding on the date of the Separation Agreement with an exercise price of $0.0038 (which is the closing price on the date of the grant). This option grants vests as follows: (i) 50% vested immediately; and (ii) 50% vests on December 18, 2015. A copy of the Separation Agreement is filed as Exhibit 10.7.

Mr. Conboy’s employment agreement has therefore been terminated and the Company is no longer bound by the terms of that agreement.

Mark Vuozzo – Chief Technical Officer

Effective November 1, 2013, the Company entered into an employment agreement with its Chief Technical Officer for a term of five (5) years and shall be renewed automatically for succeeding terms of one (1) year each (“Renewal Terms”) unless either party gives notice to the other at least 30 days prior to the expiration of any term of said party’s intention not to renew this Agreement. Key provisions of the agreement include

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

We have no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us and have therefore eliminated a column specified by Item 402 (c)(2) titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)” in the above Summary Compensation Table. Except pursuant to their employment agreements, severance pay is due Mark Vuozzo upon separating from service, with or without cause, equaling the then current monthly salary multiplied by the number of full years that they have been employed with the Company prior to separation.

Outstanding Equity Awards at Fiscal Year-End

Mark Vuozzo:

-	Option grants to purchase 800,000 shares of the company’s common stock at an exercise price of $0.10 per share, expiring April 1, 2018 (five-year life). Such options will vest over a two-year period. These options were valued at $4,656, as determined using the Black-Scholes option-pricing model using a risk free rate of 1.37%, volatility of 148.81% and a trading price of the underlying shares of $0.001.

Director Compensation

Prior to the appointment of our independent directors on April 6, 2015, we did not have a formal plan for director compensation and our sole director did not receive any type of compensation for serving as a director for the years ended June 30, 2016 or June 30, 2015.

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

The following table sets forth certain information regarding our shares of common stock beneficially owned as of October 12, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 13, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of October 12, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 11568 Sorrento Valley Road #13, San Diego, CA 92121.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)		Amount and Nature of Beneficial Ownership of Preferred Stock	Percent of Preferred Stock (2)

Directors and
Executive Officers
Tom Comery	0	*	%	0	*	%

Gerald M. Czarnecki	0	*	%	0	*	%

Judith Muhlberg	0	*	%	0	*	%

Mark Vuozzo	1,337,500	*	%	0	0%

All directors and officers as a group (4 people)	0	*	%

* Less than 1%.

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

At June 30, 2013, the Company had interest bearing notes payable due to its Chief Technical Officer with a balance of $95,000. During the year ended June 30, 2014, the Company paid $10,000, leaving a balance of $85,000 at June 30, 2014. During the year ended June 30 2015, the Company paid $40,000, leaving a balance of $45,000 at June 30, 2015. During the year ended June 30 2016, the Company paid $45,000, leaving a balance of $0 at June 30, 2016.

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

Accrued compensation due the Chief Technical Officer at June 30, 2016 totaled $689,930. Compensation charged to operations during the year ended June 30, 2016 on option grants totaled $1472.

Accrued compensation due the Chief Technical Officer at June 30, 2015 totaled $634,011. Compensation charged to operations during the year ended June 30, 2015 on the option grants totaled $554. The CTO also had 20,000 (400,000 pre-split) options granted from a previous employment agreement.

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

As of October 12, 2016, our Board is composed of three members, of which two directors are independent directors. The two independent directors are Gerald M. Czarnecki and Judith Muhlberg. In addition, as indicated above, each of our audit committee, nominating and corporate governance committee and compensation committee, described above in “Committees of the Board of Directors,” is composed entirely of independent directors, including the chairperson of the audit committee. We believe that the number of independent directors that make up our Board benefits the company, as well as our stockholders.

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees billed for the fiscal year ended June 30, 2016 for professional services rendered by Sadler Gibb & Associates., the principal accountant, for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2016 were $51,800.

The aggregate fees billed for the fiscal year ended June 30, 2015 for professional services rendered by Sadler Gibb & Associates., the principal accountant, for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2015 were $76,948.

(2)	Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under item (1) for the fiscal years ending June 30, 2016 and 2015.

(3)	Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning for the fiscal years ending June 30, 2016 and 2015.

(4)	All Other Fees

No aggregate fees were billed for professional services provided by the principal accountants, other than the services reported in items (1) through (3) for the fiscal years ending June 30, 2016 and 2015.

(5)	Audit Committee

The registrant’s Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant’s performance of services for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2016. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6)	Work Performance by others

The percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was zero percent.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibits

3.1	Amended and Restated By-Laws of Eco Building Products, Inc. (referred to and incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Commission on July 20, 2015).

3.2	Certificate of Designation, Rights and Preferences for the Series D 12% Convertible Preferred Stock filed with the State of Nevada on March 31, 2015 (filed as exhibit 3.2 with the registrant’s Current Report on Form 10-K with the Securities and Exchange Commission on November 16, 2015)

3.3	Amendment Number 1 to the Certificate of Designations, Rights and Preferences of the Series D Convertible Preferred Stock (referred to and incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Commission on July 20, 2015).

4.1	Convertible Promissory Note, dated December 22, 2009; filed as exhibit 10.5 with the registrant’s Current Report on Form 10-Q (filed with the Securities and Exchange Commission on February 22, 2010)

4.2	Convertible Promissory Note, dated February 11, 2010 (filed as exhibit 10.6 with the registrant’s Current Report on Form 10-Q; filed with the Securities and Exchange Commission on February 22, 2010)

10.1	Investment Agreement – between Ecoblu Products, Inc., Manhattan Resources Limited and Dato’ Low Tuck Kwong , dated February 14, 2009 (filed as exhibit 10.1 with the registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on February 16, 2011).

10.2	Revolving Credit and Warrant Agreement – between Ecoblu Products, Inc. and Manhattan Resources Limited, dated February 14, 2009 (filed as exhibit 10.2 with the registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on February 16, 2011).

10.3	Warrant Termination Agreement – between Ecoblu Products, Inc. and SLM Holding PTE, Ltd., dated January 12, 2011 (filed as exhibit 10.3 with the registrant’s Current Report on Form 8-K with the Securities and Exchange Commission on February 16, 2011).

10.4	Hartindo AF21 Product, Purchase, Sales, Distribution & Service Agreement, between Ecoblu Products, Inc. and Newstar Holdings Pte Ltd, dated January 18, 2011 (filed as exhibit 10.8 with the registrant’s Current Report on Form 10-Q with the Securities and Exchange Commission on February 22, 2011).

10.5	Employment Agreement – between Eco Building Products, Inc. and Steve Conboy, Effective November 1, 2013 (filed as exhibit 10.5 with the registrant’s Current Report on Form 10-K with the Securities and Exchange Commission on October 14, 2014).

10.6	Employment Agreement – between Eco Building Products, Inc. and Mark Vuozzo, Effective November 1, 2013 (filed as exhibit 10.6 with the registrant’s Current Report on Form 10-K with the Securities and Exchange Commission on October 14, 2014).

10.7	Executive Severance Agreement and General Release of All Claims Agreement Dated June 15, 2015

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))

31.2	Certification of Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO Building Products, Inc.
Registrant

Date: October 17, 2016	By:	/s/ Tom Comery
Tom Comery, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tom Comery,
Tom Comery, Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald M. Czarnecki	Chairman of the Board of Directors	October 17, 2016
Gerald M. Czarnecki

/s/ Tom Comery	Chief Executive Officer and Director	October 17, 2016
Tom Comery	(principal executive officer)

/s/ Judith Muhlberg	Director	October 17, 2016
Judith Muhlberg

