Form 10-Q
period 2016-09-30
ECO Building Products, Inc.
filed 2016-11-25
CIK 1409885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number: 000-53875

Eco Building Products, Inc.

(Exact name of registrant as specified in its charter)

Colorado	20-8677788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11568 Sorrento Valley Road, Suite 13

San Diego, California 92121

(Address of principal executive offices) (Zip Code)

(858) 780-4744

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

The number of shares outstanding of each of the issuer’s classes of common equity as of November 23, 2016: 41,798,410 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	June 30, 2016
	(unaudited)
CURRENT ASSETS
Cash	28,250	45,153
Accounts Receivable	11,017	2,150
Inventory	43,556	51,357
Prepaid expenses	3,000	3,000
Other current assets	34,293	11,793
TOTAL CURRENT ASSETS	120,116	113,453

Property and equipment, net	368,413	382,128
TOTAL ASSETS	488,529	495,581

CURRENT LIABILITIES
Accounts payable	1,430,571	1,460,792
Payroll and taxes payable	1,686,728	1,675,638
Accrued interest	913,370	749,766
Other payables and accrued expenses	239,908	241,156
Derivative liability	38,524,260	37,376,605
Convertible notes, net	1,356,121	1,116,088
Loans payable	1,830,220	1,831,220
TOTAL CURRENT LIABILITIES	45,981,178	44,451,265

LIABILITIES RELATED TO DISCONTINUED OPERATIONS	1,148,229	1,148,229

STOCKHOLDERS’ DEFICIT
Preferred stock, Series C, $0.001 par value, 120,000 shares authorized, 97,002 and 97,090 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	97	97
Preferred stock, Series D, $0.001 par value, 30,000 shares authorized, 20,947 shares issued and outstanding at September 30, 2016 and June 30, 2016	21	21
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 39,024,120 and 37,564,120 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	39,024	37,564
Treasury stock	(1,434)	(1,434)
Additional paid-in capital	56,338,448	56,314,675
Accumulated deficit	(103,017,034)	(101,454,836)
TOTAL STOCKHOLDERS’ DEFICIT	(46,640,878)	(45,103,913)

TOTAL LIABILITIES AND DEFICIT	488,529	495,581

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30, 2016	Three months ended September 30, 2015
REVENUE
Product and coating sales	25,891	275,751
COST OF SALES
Cost of sales	21,393	379,591

GROSS PROFIT (LOSS)	4,498	(103,840)

OPERATING EXPENSES
Research and development	71,500	79,973
Marketing	3,000	31,924
Compensation and related expenses	183,169	110,361
Rent- facilities	17,819	20,763
Professional fees	74,547	129,575
Other general and administrative expenses	71,402	148,256
TOTAL OPERATING EXPENSES	421,437	520,852

LOSS FROM OPERATIONS	(416,939)	(624,692)

OTHER INCOME (EXPENSE)
Interest and amortization expense	(411,635)	(434,091)
Gain (loss) on derivative liability	92,586	(6,634,847)
Derivative expense	(827,474)	(283,603)
Other expenses	(3,736)	-
Other income	5,000	-
TOTAL OTHER INCOME (EXPENSE)	(1,145,259)	(7,352,541)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,562,198)	(7,977,233)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(1,562,198)	(7,977,233)

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three months ended September 30, 2016	Three months ended September 30, 2015
Cash flows from operating activities
Net Loss	(1,562,198)	(7,977,233)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	13,715	52,679
Amortization of debt discount & deferred financing costs	269,033	271,689
Derivative expense	827,474	283,603
Common Stock issuance for interest and OID	-	11,750
Financing costs	-	34,943
Loss (Gain) on derivative liability fair value adjustment	(92,586)	6,634,847
Changes in assets and liabilities:
Accounts receivable	(8,867)	(64,095)
Inventory	7,801	38,018
Prepaid expenses and other current assets	(22,500)	(2,150)
Accounts payable	(30,221)	180,334
Payroll and taxes payable	11,090	(8,531)
Other payable and accrued expenses	(1,248)	(21,524)
Accrued interest	163,604	92,140
Net cash used by operating activities	(424,903)	(473,530)

Cash flows from investing activities
Purchase of property and equipment	-	(176,209)
Net cash used by investing activities	-	(176,209)

Cash flows from financing activities
Payments on related party notes	-	(43,000)
Proceeds from issuances of series D convertible preferred stock	-	415,500
Proceeds from convertible notes payable	409,000	-
Proceeds notes payable	-	542,500
Payments on notes payable	(1,000)	(110,353)
Payments on notes payable - vehicle loans	-	(6,368)
Net cash provided by financing activities	408,000	798,279

Net change in cash	(16,903)	148,540

Cash and cash equivalents at the beginning of year	45,153	40,306
Cash and cash equivalents at the end of year	28,250	188,846

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	-	15,000

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for settlement of investor loans	-	200,759
Shares issued for conversion of Pref C convertible preferred stock	26,693	-
Disposition of assets for assumption of liabilities - discontinued operations	-	1,372,050
Reclassification of Notes Payable - Related Party to Notes Payable	-	1,299,690
Reclassification of Notes Related Part Debt Discouit to Debt Discount	-	230,905
Debt discount on convertible notes	438,000	-
Original issue discount	41,833	-

See accompanying notes to condensed consolidated financial statements

1. Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2016, and for the three months ended September 30, 2016 and 2015 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at September 30, 2016 has been derived from the unaudited consolidated financial statements as of that date but does not include all the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $103,017,034 in recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current operational expenses of approximately one hundred thousand dollars a month is required to continue to operate. This is achieved either through profit from sales; or by management seeking additional financing through the sale of its common stock, and/or through private placements. The minimum operational expenses must be met in order to relive the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or that we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

If current and projected revenue growth does not meet Management estimates, the Management may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. The Company has already taken steps to reduce expenses. Additionally, the Company has recently changed the product offering to better align with our product certifications and the intended use. This has resulted in three products now marketed as “Sill Plate” to meet the accolades of our TER 1511-09, “Advanced Framing Lumber” to meet the accolades of our TER 1511-10 which includes the attributes of Sill Plate with the addition of our Fire Inhibitor. This product is meant for the full framing package of a wood framed building and is sold as a value-added protection. Our third product is offered as “Fire Treatment or FT” to meet the accolades of our TER 1510-01 which includes all of the prior two accolades and is the original formulation meeting the IBC Section 2303.2 as an alternate material to the use of Fire Retardant Treated Wood (FRTW). This change has afforded the company and its affiliates the ability to address each segment of the market increasing sales opportunities and allowing the Company to make a consistent margin on every sale. Nevertheless, the Company continues to experience cash flow difficulties and there is no assurance of when it may be profitable.

2. Summary of Significant Accounting Policies

Loss Per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potential common shares at September 30, 2016 from preferred C shares convertible into 1.6 billion shares of common stock, preferred D shares convertible into 349.1 million shares of common stock, 1.5 billion from stock options and convertible notes convertible into 431.2 million shares of common stock. Accordingly, total common share equivalents of 3.9 billion were excluded in the computation of diluted net loss per share for the three months ended September 30, 2016, because the effect would be anti-dilutive.

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

Recent Accounting Pronouncements

Management has determined that no new accounting pronouncements during the period that would affect the condensed consolidated financial statements.

3. Balance Sheet Details

As of September 30, 2016, inventories consisted of the following:

Chemicals	$43,556
$-
$43,556

All the Company’s inventories are pledged as collateral for the Company’s Senior Secured Notes (see Note 4). In addition, inventory is considered finished goods as the Company sells and markets the chemicals. The chemicals include a $0 reserve for obsolete inventory.

Property and Equipment

Property and equipment is stated at cost. Property and equipment-related expenditures for items with useful lives exceeding one year and major renewals and improvements are recorded as assets, while replacements and maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets, ranging from (3) to seven (7) years. Leasehold improvements are depreciated over their useful life or the term of the related lease, whichever is shorter. Depreciation expense is not recorded on idle property and equipment until such time as it is placed into service. During the period, the Company purchased no new property and equipment. Depreciation expense for the three months ending September 30, 2016 was $13,715.

Accrued Liabilities

As of September 30, 2016, the Company owed $888,145 in past due payroll taxes and accrued penalties. These amounts are recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at June 30, 2016, the Company owed $64,694 in past due sales tax in which it has filed the appropriate reports and is making periodic payments.

Derivative Liabilities

During the three months ended September 30, 2016, the Company issued additional convertible notes payable amounts and convertible preferred stock that can be converted to common stock in connection with raising equity and debt financing. As of September 30, 2016, the Company’s number of potential common shares plus the number of actual common shares outstanding (“Committed Shares”) exceeded the number of common shares authorized and available to issue in accordance with ASC 815-40-19 “Contracts in Entity’s Own Equity”. The number of outstanding common shares plus the potential common share liability has exceeded the amount of authorized shares, therefore the Company has to employ ASC 815-40-19 (“ASC 815”) to value common share equivalents potentially issuable to settle conversions of convertible notes, convertible preferred shares and exercise of warrants and options.

The Company values its derivative financial instruments, consisting primarily of embedded conversion features for convertible debt, convertible preferred stock, stock options and warrants, at issuance at fair value and revalues its derivative financial instruments at the end of each reporting period or in the case of any conversion or modification of terms, at the date of any such modification or conversion. Any change in fair value is charged to earnings of the period where the derivative financial instrument is modified or converted. The fair value of these derivative financial instruments was determined using a path-dependent Monte Carlo simulation. The ranges of inputs (or assumptions) the Company used to value the derivative liabilities at respective issuances, conversion or exercise dates, and at period end during the period ended September 30, 2016 were as follows:

(1) dividend yield of 0%

(2) expected annual volatility of 89.4% to 209.2%

(3) risk-free interest rate of 0.48% 1.00%

(4) expected life of 0.62 years to 2.69 years, and

(5) estimated fair value of the Company’s common stock of $0.01 per share.

For the three months ended September 30, 2016, the Company issued an aggregate of $450,833 convertible debt as further described below in Note 4 and recorded additional derivative liabilities of $1,265,474 for the conversion features included therein.

For all convertible notes described in the following paragraphs and for the warrants, and convertible preferred Series C and Series D shares described in Note 7, the fair value of the resulting derivative liability was $38,524,260 and $37,376,605 at September 30, 2016 and June 30, 2016, respectively.

A reconciliation of the derivative liabilities from June 30, 2016 to September 30, 2016 is:

Derivative Liabilities
Balance as of June 30, 2016	37,376,605
Conversion of Preferred Series C to common stock	(25,233)
Additions related to embedded conversion features of Convertible Debt	1,265,474
Gain on change in fair value of derivative liability	(92,586)
Balance as of September 30, 2016	$38,524,260

4. Convertible Notes Payable and Loans Payable

The following tables summarize notes payable as of September 30, 2016.

	As of September 30, 2016
Description	Short term	Long term

Convertible notes	1,897,879	—
Less discount to notes payable	(541,758)	—
Convertible notes, net	1,356,121	—

Loans payable – other	1,830,220	—

	$3,186,341	$—

TYPE	ORIGNATION DATE	INTEREST RATE	DUE DATE	PRINCIPAL BALANCE	INTEREST BALANCE
Convertible	11/12/2014	18%	05/15/2015	48,300	14,157
Convertible	09/16/2014 – 09/28/2016	18 – 22%	09/16/2015 – 09/07/2017	1,102,679	432,459
Convertible	03/17/2016 – 09/30/2016	24%	01/17/2017 – 02/28/2017	746,900	67,500
Debt discount	NA	NA	NA	(541,758)
Secured Revolving Promissory Note	07/18/2014	24%	01/18/2015	183,456	70,944
Non-convertible	03/31/2015	10%	06/30/2015	151,275	18,892
Future receivables sale agreement	08/12/2015	0%	03/09/2016	141,096	-
Non-convertible	07/17/2015	12%	09/17/2015	85,000	23,162
Non-convertible	03/04/2016	0%	Demand	377,000	7,313
Future receivables sale agreement	09/30/2015	0%	04/05/2016	97,667	-
Non-convertible	03/24/2010	0%	Demand	44,500	-
Non-convertible	02/14/2014 – 12/15/2015	24 – 37%	04/24/2014 – 04/15/2016	593,911	239,756
Non-convertible	11/21/2014 – 01/16/2015	18%	07/16/2015 – 08/21/2015	120,000	30,214
Future receivables sale agreement	09/30/2015	0%	02/18/2016	36,315	-
TOTAL				$3,186,341	$904,486

Convertible Promissory Notes - $357,500

From July 8, 2016 through September 30, 2016 the Company issued thirteen Convertible Promissory Notes totaling $357,500, including an original issue discount totaling $32,500. The net proceeds to the Company were $325,000 and the proceeds are for funding operations and for general working capital. The maturity dates range between December 31, 2016 and February 28, 2017 for the Notes. The Notes will pay $32,500 in interest at maturity of the Notes. The holder can convert into Series D Preferred Stock. The balance of these notes at September 30, 2016 is $357,500 plus accrued interest of $32,500.

Senior Convertible Notes - $93,333

From June 25, 2016 through September 28, 2016, the Company entered into, with a private investor, a Senior Convertible Notes totaling $93,333, including an original issue discount totaling $9,333, for net proceeds to the Company of $84,000 for the purpose of funding operations and for general working capital. The maturity date is one year from the issuance date. In the event of default, the Note is subject to an increase in the interest rate to twenty-two percent (22%) per annum. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous twenty-five trading day period. In the event of default the conversion price is equal to 51% of the lowest traded price in the prior thirty trading days. The Company recorded amortization of discounts totaling $10,590 during the three months ended September 30, 2016 and the discount balance is $82,743 at September 30, 2016. The balance of this note at September 30, 2016 is $93,333 plus accrued interest of $2,329.

Loan Payable – Other

Secured Promissory Note - $44,500

At June 30, 2012, the Company was indebted for $44,500 for amounts received in prior years for operating expenses in exchange for a secured promissory note from a third party entered into during 2010. This amount is due on demand and non-interest bearing. The Creditor claims amount owed is $360,000, which the Company disputes.

5. Related Party Transactions

None.

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

7. Stockholders’ Deficit

The Company is authorized to issue 500,000,000 shares of redeemable convertible preferred stock with a par value of $0.001 per share. As of September 30, 2016, the Company has issued four series of Preferred Stock:

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

Effective with the Chief Executive Officer’s termination on June 15, 2015, all 30,000 shares of Series A preferred stock were cancelled. There are no Series A preferred shares outstanding at September 30, 2016.

Series B 12% Convertible Preferred Stock:

$925,000 Series B Preferred Stock Financing

On February 26, 2014 the Board of Directors authorized 6,750 shares of Class B Preferred Stock (“Preferred B Stock”) with a par value of $0.001. On April 17, 2014, an additional 2,500 shares of Preferred B Stock was authorized with a par value of $0.001, for a total authorized amount of 9,250 shares.

The terms of the Series B Preferred Stock (“Preferred B”) were as follows:

●	The Preferred B Stock had no voting rights.

●	The Preferred B Stock was convertible into common stock at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.

●	The Preferred B Stock had a 12% per annum stated dividend rate, which is calculated daily on a 360 day year.

●	The Preferred B Stock had a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

On June 3, 2014, all 9,250 shares of the Preferred B Stock was converted into an equal number of shares of the Company’s Series C Convertible Preferred Stock. There were no Preferred B Stock outstanding or issued as of and for the period ending September 30, 2016.

Series C 12% Convertible Preferred Stock:

On May 30, 2014, the Company authorized 120,000 shares of Series C 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred C Stock”).

The terms of the Preferred C Stock are as follows:

●	The Preferred C Stock shall have no voting rights.

●	The Preferred C Stock is convertible at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.

●	The Preferred C Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that are not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. As of September 30, 2016, the Company has accrued dividends on Preferred C Stock in the amount of $4,071,511. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred C Stock.

●	The Preferred C Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

The following table provides the activity of the Company’s Preferred C stock for the three months ended September 30, 2016:

Balance as of June 30, 2016	97,090
Preferred C Stock issued for cash	—
Preferred C Stock converted into Common Stock	(88)
Balance as of September 30, 2016	97,002

Preferred C Stock converted to Common Stock

During the three months ended September 30, 2016, according to the conversion terms described above, the investors converted 88 shares of Preferred C Stock representing value of $8,800 into 146,000,000 (pre-split) 1,460,000 (post-split) shares of the Company’s Common Stock.

Series D 12% Convertible Preferred Stock:

On March 31, 2015, the Company authorized 10,000 shares of a newly-created Series D 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred D Stock”). Effective July 2, 2015, the Company increased the number of authorized shares to 20,000. Effective August 22, 2016, the Company increased the number of authorized shares to 30,000.

●	The Preferred D Stock shall have no voting rights.

●	The Preferred D Stock is convertible at any time at 60% of the lowest VWAP of the 30 days leading up to conversion multiplied by the stated value of $100.

●	The Preferred D Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. As of September 30, 2016, the Company has accrued dividends on Preferred D Stock in the amount of $436,932. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred D Stock.

●	The Preferred D Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

Preferred D Stock issued for cash

No Preferred D Stock were purchased in the three months ended September 30, 2016.

Common Stock

On October 19, 2016, the Directors of the Company, after receiving the majority vote of the Company’s Shareholders through a Shareholder Vote on October 5, 2016, approved (i) a reverse split of 100 for 1 of shares of Common Stock of the Company from 3,969,461,958 shares of common stock to 39,694,620 shares of common stock.

During the three months ended September 30, 2016, the Company issued a total of 146,000,000 (pre-split) 1,460,000 (post-split) shares of its common stock for conversion of 88 shares of convertible Preferred C stock as described above.

Treasury Stock

The Company held 1,433,047 shares of common stock as treasury stock as of June 30, 2015. There was no change in treasury stock during the three months ended September 30, 2016.

Warrants

In connection with one of the convertible notes outstanding at September 30, 2016 with a balance of $944,902 (Note 4), the Company issued a Common Stock Purchase Warrant, allowing M2B Funding Corporation the right to purchase up to 200,000 shares (post-split) of Common Stock on September 16, 2014 and expiring on September 16, 2019. The exercise price per share of the Common Stock under these warrants is $2.00 (post-split) subject to certain adjustments. The warrants were valued at $1,996 using the Black-Scholes Option Model with a risk free interest rate of 1.11%, volatility of 207.07%, and trading price of $0.01 per share.

The following is a schedule of warrants outstanding as of September 30, 2016:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, June 30, 2016	200,000	$2.0	3.21 Years
Warrants issued	-	-
Warrants expired	-	-
Warrants cancelled	-	-
Balance, September 30, 2016	200,000	$2.0	2.96 Years

As of September 30, 2016, all the 200,000 (post-split) warrants were fully exercisable.

Options

In November 2013, the Company granted options to its Chief Technical Officer to purchase 800,000 shares of its common stock. The 800,000 options have an exercise price of $0.10 per share and expire in 5 years. As of September 30, 2016, 800,000 options to the Chief Technical Officer remain outstanding.

The Company granted options to its former Chief Executive Officer as in connection with his termination agreement that was effective June 15, 2015. A total of 5,786,227 options were granted based on the number of shares of Common Stock equal to one percent (1%) of the total number of shares outstanding on the date of grant. The options have an exercise price equal to the closing bid price on the date of grant ($0.0038 per share) and an expiration date of ten (10) years from the date of issuance. A total of 5,786,227 options were granted under these terms. The options vest fifty percent (50%) on the effective date of the agreement, with the remaining fifty percent (50%) vesting six (6) months after the effective date of the agreement. The options were valued at $21,987, as determined using the Black-Scholes option-pricing model using a risk free rate of 2.35%, volatility of 257% and a trading price of the underlying shares of $0.0038.

The following is a schedule of options outstanding as of September 30, 2016:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance, June 30, 2016	6,586,228	$0.0089	8.1 Years	$-
Options granted	-	-		-
Options cancellation/expired	-	-	-	-
Balance, September 30, 2016	6,586,228	$0.0089	7.85 Years	$-

As of September 30, 2016, 6,586,228 of the 6,586,228 options are exercisable. Compensation expense of $0 remaining, will be recognized over the remaining vesting period.

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

9. Subsequent Events

From October 1, 2016 to November 18, 2016, the Company issued to investors a total of 333,333,333 (pre-split) or 3,333,333 (post-split) common shares converted from 200 preferred C shares.

From October 1, 2016 to November 18, 2016, the Company issued 112,429,000 (pre-split) or 1,124,290 (post-split) common shares from conversions of debt amounting $6,109.

From October 1, 2016 to November 18, 2016, the Company issued convertible notes in the total amount of $119,100 in which inclusive of an original issue discount of $11,100.

From October 14, 2016 through November 4, 2016 the Company issued three Convertible Promissory Notes totaling $82,500, including an original issue discount totaling $7,500. The net proceeds to the Company were $75,000. The maturity date is February 28, 2017 for the Notes. The Notes will pay $7,500 in interest at maturity of the Notes. The holder can convert into Series D Preferred Stock.

On October 19, 2016, the Directors of the Company, after receiving the majority vote of the Company’s Shareholders through a Shareholder Vote on October 5, 2016, approved (i) a reverse split of 100 for 1 of shares of Common Stock of the Company from 3,969,461,958 shares of common stock to 39,694,620 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the three months ended September 30, 2016 included in this report and our audited consolidated financial statements and related notes for the year ended June 30, 2016 included in our Annual Report on Form 10-K filed on October 17, 2016 with the Securities and Exchange Commission.

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

In January of 2016 Management took steps to narrow its focus to chemical product development, manufacturing and sales. Effectively re-engineering its entire business model and closing its treating operations. While Eco’s chemistry can be applied to many diverse materials, to-date it has purposefully limited its attention to the various wood preservation markets. The Company views its current targeted market opportunity in two large sectors:

1) The overall softwood lumber market for which there has been no cost-effective protection chemistry or technology heretofore and

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

Management believes there have been no significant changes during the three months ended September 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2016 Annual Report on Form 10-K.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $103,017,034 in recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current operational expenses of approximately one hundred thousand dollars a month is required to continue to operate. This is achieved either through profit from sales; or by management seeking additional financing through the sale of its common stock, and/or through private placements. The minimum operational expenses must be met in order to extinguish the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or that we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Financial Condition and Results of Operations

Results of Operations for the Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015

Revenues - For the three months ended September 30, 2016, we had total revenues of $25,891 of which $18,000 was to one customer, as compared to $275,571 in revenues for the three month period ended September 30, 2015. The decrease in revenue is mainly attributed to the change in the business model to chemical sales only.

Cost of Sales and Gross Profit (Loss) -The gross profit for the three months ended September 30, 2016 and gross loss for September 30, 2015 was $4,498 and $(103,840), respectively. The gross profit can be attributed to the change in the business model to a chemical supplier only, the loss for 2015 can be attributed to pricing products below cost, production worker over-staffing, plant consolidation and closing costs and excess capacity in all of our production facilities.

Operating Expenses - For the three months ended September 30, 2016, our total operating expenses were $421,437. This is compared to $520,851 for the three months period ended September 30, 2015. Included in our operating expenses for the three months ended September 30, 2016 were compensation and related costs of $183,169. Professional fees included in our operating expenses for the three months ended September 30, 2016 amounted to $74,547. Other significant operating costs we incurred during the three months ended September 30, 2016 included marketing of $3,000, research and development of $71,500 and other general and administrative costs of $71,402. Our operating expenses for the three months ended September 30, 2015 consisted of $520,851. Compensation and related costs of $110,361, professional and consulting fees of $129,575, research and development expense of $79,973, marketing expense of $31,924, and $148,255 of other general and administrative expenses. The significant reduction in expenses year over year can be attributed to a reduction in head count and other expense reductions by the new management.

Other Income and Expenses - For the three months ended September 30, 2016, we had other expenses that included interest and amortization expense of $411,635. We recorded $92,586 for the gain on derivative of our convertible notes payable and convertible Preferred C stock and derivative expense of $827,474 as of September 30, 2016. This is compared to the three months ended September 30, 2015, in which our interest and amortization expense of $434,091, loss on derivative liability of $6,634,847 and derivative expense of $283,603.

Liquidity and Capital Resources

On September 30, 2016, we had $28,250 in cash on hand. During the three months ended September 30, 2016, net cash used in our operating activities amounted to $424,903. Net cash used during the same period for our investing activities totaled $0. During the same period, we received proceeds resulting in net cash from financing activities of $408,000.

The following table sets forth selected cash flow information for the year ended September 30, 2016:

Net cash used in operating activities	$(424,903)
Net cash used in investing activities	-
Net cash provided by financing activities	408,000

Net change in cash	$(16,903)

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2016, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

Considering the material weaknesses, the management of the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America. Accordingly, we believe that our consolidated financial statements included herein fairly present, in all material respects, our consolidated financial condition, consolidated results of operations and cash flows as of and for the reporting periods then ended.

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

This quarterly report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management’s report in this quarterly report.

Changes in Internal Controls over Financial Reporting

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

On or about October 15, 2016, A Summons & Complaint has been filed for the sum of $31,118 pertaining to a default on a contract with World Global Financing

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2016, there were 88 shares of Preferred C shares converted into 146,000,000 (pre-split) or 1,460,000 (post-split) shares of common stock.

The issuance of the securities described above were completed in accordance with the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits.

Number	Exhibit Title	Filing Method

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Schema	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this reported to be signed on its behalf by the undersigned thereunto duly authorized.

ECO BUILDING PRODUCTS, INC.

Date: November 25, 2016	By:	/s/ Tom Comery
Tom Comery, President, Chief Executive Officer and Director
(Principal Executive and Financial Officer)

