Form 10-Q
period 2016-12-31
ECO Building Products, Inc.
filed 2017-03-08
CIK 1409885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of common equity as of March 6, 2017: 103,951,976 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	June 30, 2016
	(unaudited)
CURRENT ASSETS
Cash	$4,260	45,153
Accounts Receivable	281	2,150
Inventory	41,259	51,357
Prepaid expenses	5,100	3,000
Other current assets	67,012	11,793
TOTAL CURRENT ASSETS	117,912	113,453

Property and equipment, net	354,766	382,128
TOTAL ASSETS	$472,678	495,581

CURRENT LIABILITIES
Accounts payable	$1,439,325	1,460,792
Payroll and taxes payable	1,790,719	1,675,638
Accrued interest	1,091,289	749,766
Other payables and accrued expenses	212,481	241,156
Derivative liability	40,465,570	37,376,605
Convertible notes payable, net	1,735,170	1,116,088
Loans payable	1,856,220	1,831,220
TOTAL CURRENT LIABILITIES	$48,590,774	44,451,265

LIABILITIES RELATED TO DISCONTINUED OPERATIONS	1,148,229	1,148,229

STOCKHOLDERS’ DEFICIT
Preferred stock, Series C, $0.001 par value, 120,000 shares authorized, 96,408 and 97,090 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	96	97
Preferred stock, Series D, $0.001 par value, 30,000 shares authorized, 20,947 shares issued and outstanding at December 31, 2016 and June 30, 2016	21	21
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 58,703,128 and 37,564,120 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	58,703	37,564
Treasury stock	(1,434)	(1,434)
Additional paid-in capital	56,595,882	56,314,675
Accumulated deficit	(105,919,593)	(101,454,836)
TOTAL STOCKHOLDERS’ DEFICIT	(49,266,325)	(45,103,913)

TOTAL LIABILITIES AND DEFICIT	$472,678	495,581

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended December 31		Three Months Ended December 31
	2016	2015	2016	2015
REVENUE
Product and coating sales	$46,138	$387,125	$20,247	$111,374

COST OF SALES
Cost of sales	30,878	610,576	9,485	259,389

GROSS PROFIT/(LOSS)	15,260	(223,451)	10,762	(148,015)

OPERATING EXPENSES
Research and development	139,961	159,564	68,461	79,591
Marketing	3,410	60,366	410	28,442
Compensation and related expenses	299,604	290,533	116,435	180,172
Rent - facilities	35,381	42,360	17,562	23,187
Professional fees	181,154	228,763	106,607	99,188
Other general and administrative expenses	131,499	293,413	60,097	127,141

Total operating expenses	791,009	1,074,999	369,572	573,121

LOSS FROM OPERATIONS	(775,749)	(1,298,450)	(358,810)	(685,736)

OTHER INCOME (EXPENSE)
Interest /amortization expense	(1,001,029)	(508,171)	(589,394)	(74,080)
Gain (Loss) on derivative liability	(1,451,074)	(16,007,731)	(1,543,660)	(9,372,884)
Other expenses	(4,097)	-	(361)	-
Other Income	6,500	-	1,500	-
Derivative expense	(1,239,308)	(823,699)	(411,834)	(540,096)

Total other income	(3,689,008)	(17,339,601)	(2,543,749)	(9,987,060)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(4,464,757)	(18,638,051)	(2,902,559)	(10,672,796)

Provision for income taxes	-	-	-	-

NET LOSS	$(4,464,757)	$(18,638,051)	$(2,902,559)	$(10,672,796)

NET LOSS PER COMMON SHARE, FROM CONTINUING OPERATIONS - Basic & Diluted	$(0.10)	$(1.08)	$(0.06)	$(1.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic -	42,998,106	17,315,915	47,165,582	9,383,607
Diluted -	42,998,106	17,315,915	47,165,582	9,383,607

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended December 31, 2016	Six months ended December 31, 2015
Cash flows from operating activities
Net Loss	(4,464,757)	(18,638,050)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	27,362	64,863
Amortization of debt discount	672,791	288,062
Derivative expense	1,239,308	823,699
Common Stock issuance for interest	1,950	11,750
Financing costs	-	39,165
Loss (Gain) on derivative liability fair value adjustment	1,451,074	16,007,731

Changes in assets and liabilities: Accounts receivable	1,869	(10,777)
Inventory	10,098	12,853
Other current assets	(57,319)	14,201
Accounts payable	(21,468)	198,324
Payroll and taxes payable	115,081	(54,245)
Other payables and accrued expenses	(28,675)	(21,491)
Accrued interest	366,293	169,900
Net cash used by operating activities	(686,393)	(1,072,461)

Cash flows from investing activities
Purchase of property and equipment	-	(176,209)
Net cash used by investing activities	-	(176,209)

Cash flows from financing activities
Payments on related party notes	-	(43,000)
Proceeds from issuances of series D convertible preferred stock	-	738,749
Proceeds from convertible notes payable	620,500	-
Proceeds notes payable	27,000	855,250
Payments on notes payable	(2,000)	(335,300)
Payments on notes payable - vehicle loans	-	(6,368)
Net cash provided by financing activities	645,500	1,209,331

Net change in cash	(40,893)	(39,339)

Cash and cash equivalents at the beginning of year	45,153	40,306
Cash and cash equivalents at the end of year	4,260	967

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	-	8,333

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Convertible notes to Common Stock	97,145	703,978
Conversion of Series C convertible preferred stock to common stock	191,234	2,406,388
Debt discount on convertible notes	649,500	42,222
Common Stock issued in settlement of accrued interest	24,770	-
Original issue discount	63,833	-

See accompanying notes to condensed consolidated financial statements

Notes to the Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and six months ended December 31, 2016 and 2015 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2016 has been derived from the unaudited consolidated financial statements as of that date but does not include all the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $105,919,593 in recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations.

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. Our future is dependent upon our ability to obtain financing and upon future profitable operations. The Company estimates the current operational expenses of approximately one hundred thousand dollars a month is required to continue to operate. This is achieved either through profit from sales; or by management seeking additional financing through the sale of its common stock, and/or through private placements. The minimum operational expenses must be met in order to lessen the threat of the company’s ability to continue as a going concern. There is no assurance that our current operations will be profitable or that we will raise sufficient funds to continue operating. The Company continues to trim overhead expenses to meet revenues. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Loss Per Share

Basic net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is determined by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potential common shares at December 31, 2016 from preferred C shares convertible into 1.6 billion shares of common stock, preferred D shares convertible into 349.1 million shares of common stock, 1.5 billion from stock options and convertible notes convertible into 493.9 million shares of common stock. Accordingly, total common share equivalents of approximately 4.0 billion were excluded in the computation of diluted net loss per share for the three and six month period ended December 31, 2016, because the effect would be anti-dilutive.

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

Recent Accounting Pronouncements

Management has determined that no new accounting pronouncements during the period that would affect the condensed consolidated financial statements.

3. Balance Sheet Details

As of December 31, 2016, inventories consisted of the following:

Chemicals	$41,259
$41,259

All the Company’s inventories are pledged as collateral for the Company’s Senior Secured Notes (see Note 4). In addition, inventory is considered finished goods as the Company sells and markets the chemicals. The chemicals include a $0 reserve for obsolete inventory.

Property and Equipment

Property and equipment is stated at cost. Property and equipment-related expenditures for items with useful lives exceeding one year and major renewals and improvements are recorded as assets, while replacements and maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets, ranging from (3) to seven (7) years. Leasehold improvements are depreciated over their useful life or the term of the related lease, whichever is shorter. Depreciation expense is not recorded on idle property and equipment until such time as it is placed into service. During the period, the Company purchased no new property and equipment. Depreciation expense for the three and six months ending December 31, 2016 was $27,295.

Accrued Liabilities

As of December 31, 2016, the Company owed $888,145 in past due payroll, payroll taxes and accrued penalties. These amounts are recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at December 31, 2016, the Company owed $34,434 in past due sales tax in which it has filed the appropriate reports and is making periodic payments. On September 29, 2016, the Board of Equalization has levied this debt against the Company bank account.

Derivative Liabilities

During the six months ended December 31, 2016, the Company issued additional convertible notes payable amounts and convertible preferred stock that can be converted to common stock in connection with raising equity and debt financing. As of December 31, 2016, the Company’s number of potential common shares plus the number of actual common shares outstanding (“Committed Shares”) exceeded the number of common shares authorized and available to issue in accordance with ASC 815-40-19 “Contracts in Entity’s Own Equity”. The number of outstanding common shares plus the potential common share liability has exceeded the amount of authorized shares, therefore the Company has to employ ASC 815-40-19 (“ASC 815”) to value common share equivalents potentially issuable to settle conversions of convertible notes, convertible preferred shares and exercise of warrants and options.

The Company values its derivative financial instruments, consisting primarily of embedded conversion features for convertible debt, convertible preferred stock, stock options and warrants, at issuance at fair value and revalues its derivative financial instruments at the end of each reporting period or in the case of any conversion or modification of terms, at the date of any such modification or conversion. Any change in fair value is charged to earnings of the period where the derivative financial instrument is modified or converted. The fair value of these derivative financial instruments was determined using a path-dependent Monte Carlo simulation. The ranges of inputs (or assumptions) the Company used to value the derivative liabilities at respective issuances, conversion or exercise dates, and at period end during the period ended December 31, 2016 were as follows:

(1) dividend yield of 0%

(2) expected annual volatility of 124% to 519%

(3) risk-free interest rate of 0.48% to 1.22%

(4) expected life of 0.36 years to 2.50 years, and

For the six months ended December 31, 2016, the Company issued an aggregate of $684,333 convertible debt as further described below in Note 4 and recorded additional derivative liabilities of $1,888,808 for the conversion features included therein.

For all convertible notes described in the following paragraphs and for the warrants, and convertible preferred Series C and Series D shares described in Note 7, the fair value of the resulting derivative liability was $40,465,570 and $37,376,605 at December 31, 2016 and June 30, 2016, respectively.

A reconciliation of the derivative liabilities from June 30, 2016 to December 31, 2016 is:

Derivative Liabilities
Balance as of June 30, 2016	37,376,605
Conversion of Preferred Series C to common stock	(250,917)
Additions related to embedded conversion features of Convertible Debt	1,888,808
Gain on change in fair value of derivative liability	1,451,074
Balance as of December 31, 2016	$40,465,570

4. Convertible Notes Payable and Loans Payable

The following tables summarize notes payable as of December 31, 2016.

	As of December 31, 2016
Description	Short term	Long term

Convertible notes	2,106,670	—
Less discount to notes payable	(371,500)	—
Convertible notes, net	1,735,170	—

Loans payable	1,856,220	—

	$3,591,390	$—

TYPE	ORIGNATION DATE	INTEREST RATE	DUE DATE	PRINCIPAL BALANCE	INTEREST BALANCE
Convertible	11/12/2014	18%	05/15/2015	48,300	16,349
Convertible	09/16/2014 – 12/09/2016	22 – 24%	09/16/2015 – 12/08/2017	1,162,970	551,153
Convertible	03/17/2016 – 12/23/2016	24%	12/31/2016 – 12/23/2017	895,400	81,000

Debt discount	NA	NA	NA	(371,500)

Secured Revolving Promissory Note	07/18/2014	24%	01/18/2015	183,456	82,042
Non-convertible	03/31/2015	10%	06/30/2015	151,275	22,795
Future receivables sale agreement	08/12/2015	Imputed 123%	03/09/2016	141,096	-
Non-convertible	07/17/2015	12%	09/17/2015	85,000	28,304
Non-convertible	03/04/2016	6%	Demand	377,000	7,313
Future receivables sale agreement	09/30/2015	Imputed 98%	04/05/2016	96,667	-
Non-convertible	03/24/2010	0%	Demand	44,500	-
Non-convertible	02/14/2014 – 12/15/2015	6%-37%	5/14/2014 – 04/15/2016	593,911	280,112
Non-convertible	11/21/2014 – 01/16/2015	18%	07/16/2015 – 08/21/2015	120,000	10,889
Future receivables sale agreement	09/30/2015	Imputed 177%	02/18/2016	36,315	-
Non-convertible	12/09/2016- 12/29/2016	18%	12/09/2017- 12/29/2017	27,000	2,450
TOTAL				$3,591,390	$1,091,289

Convertible Promissory Notes - $506,000

From July 8, 2016 through December 23, 2016 the Company issued nineteen Convertible Promissory Notes totaling $506,000, including an original issue discount totaling $46,000. The net proceeds to the Company were $460,000 and the proceeds are for funding operations and for general working capital. The maturity dates range between December 31, 2016 and December 23, 2017 for the Notes. The Notes will pay $46,000 in interest at maturity of the Notes. The holder can convert into Series D Preferred Stock. The balance of these notes at December 31, 2016 is $506,000 plus accrued interest of $46,000.

Senior Convertible Notes - $178,333

From July 25, 2016 through December 9, 2016, the Company entered into, with a private investor, seven Senior Convertible Notes totaling $160,500, including an original issue discount totaling $17,833, for net proceeds to the Company of $178,333 for the purpose of funding operations and for general working capital. The maturity date is one year from the issuance date. In the event of default, the Note is subject to an increase in the interest rate to twenty-two percent (22%) per annum. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous twenty-five trading day period. In the event of default the conversion price is equal to 51% of the lowest traded price in the prior thirty trading days. The Company recorded amortization of discounts totaling $47,251 during the six months ended December 31, 2016 and the discount balance is $131,082 at December 31, 2016. The balance of this note at December 31, 2016 is $178,333 plus accrued interest of $10,379.

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

7. Stockholders’ Deficit

The Company is authorized to issue 500,000,000 shares of redeemable convertible preferred stock with a par value of $0.001 per share. As of December 31, 2016, the Company has issued four series of Preferred Stock:

Series A Preferred Stock:

On January 27, 2014, the Board of Directors authorized 30,000 shares of Series A Preferred Stock with a par value of $0.001.

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

Effective with the Chief Executive Officer’s termination on June 15, 2015, all 30,000 shares of Series A preferred stock were cancelled. There are no Series A preferred shares outstanding at December 31, 2016.

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

On June 3, 2014, all 9,250 shares of the Preferred B Stock was converted into an equal number of shares of the Company’s Series C Convertible Preferred Stock. There were no Preferred B Stock outstanding or issued as of and for the period ending December 31, 2016.

Series C 12% Convertible Preferred Stock:

On May 30, 2014, the Company authorized 120,000 shares of Series C 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred C Stock”).

The terms of the Preferred C Stock are as follows:

●	The Preferred C Stock shall have no voting rights.

●	The Preferred C Stock is convertible at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.

●	The Preferred C Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that are not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. As of December 31, 2016, the Company has accrued dividends on Preferred C Stock in the amount of $4,508,965. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred C Stock.

●	The Preferred C Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

The following table provides the activity of the Company’s Preferred C stock for the six months ended December 31, 2016 :

Balance as of June 30, 2016	97,090
Preferred C Stock issued for cash	—
Preferred C Stock converted into Common Stock	(682)
Balance as of December 31, 2016	96,408

Preferred C Stock converted to Common Stock

During the six months ended December 31, 2016, according to the conversion terms described above, the investors converted 682 shares of Preferred C Stock representing value of $68,200 into 487,292,939 (pre-split) and 12,752,939 (post-split) shares of the Company’s Common Stock.

Series D 12% Convertible Preferred Stock:

On March 31, 2015, the Company authorized 10,000 shares of a newly-created Series D 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred D Stock”). Effective July 2, 2015, the Company increased the number of authorized shares to 20,000. Effective August 22, 2016, the Company increased the number of authorized shares to 30,000.

●	The Preferred D Stock shall have no voting rights.

●	The Preferred D Stock is convertible at any time at 60% of the lowest VWAP of the 30 days leading up to conversion multiplied by the stated value of $100.

●	The Preferred D Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. As of December 31, 2016, the Company has accrued dividends on Preferred D Stock in the amount of $533,292. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred D Stock.

●	The Preferred D Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

Preferred D Stock issued for cash

No Preferred D Stock were purchased in the six months ended December 31, 2016.

Common Stock

Effective October 19, 2016, the Directors of the Company, after receiving the majority vote of the Company’s Shareholders through a Shareholder Vote on October 5, 2016, approved (i) a reverse split of 100 for 1 of shares of Common Stock of the Company from 4,352,790,291 shares of common stock to 43,527,903 shares of common stock.

During the six months ended December 31, 2016, the Company issued a total of 611,553,558 (pre-split) and 21,139,008 (post-split) shares of its common stock for conversion of 682 shares of convertible Preferred C stock and $24,709 of convertible notes, $24,770 of accrued interest and $1,950 for default interest.

Treasury Stock

The Company held 14,330 post-split shares of common stock as treasury stock as of June 30, 2016. There was no change in treasury stock during the six months ended December 31, 2016.

Warrants

In connection with one of the convertible notes outstanding at December 31, 2016 with a balance of $920,193 (Note 4), the Company issued a Common Stock Purchase Warrant, allowing M2B Funding Corporation the right to purchase up to 200,000 shares (post-split) of Common Stock on September 16, 2014 and expiring on September 16, 2019. The exercise price per share of the Common Stock under these warrants is $2.00 (post-split) subject to certain adjustments. The warrants have been included in the valuations of derivatives (see note 3).

The following is a schedule of warrants outstanding as of December 31, 2016:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, June 30, 2016	200,000	$2.0	3.21 Years
Warrants issued	-	-
Warrants expired	-	-
Warrants cancelled	-	-
Balance, December 31, 2016	200,000	$2.0	2.71 Years

As of December 31, 2016, all the 200,000 (post-split) warrants were fully exercisable.

Options

In November 2013, the Company granted options to its Chief Technical Officer to purchase 800,000 shares of its common stock. The 800,000 options have an exercise price of $0.10 per share and expire in 5 years. As of December 31, 2016, 800,000 options to the Chief Technical Officer remain exercisable and outstanding.

The Company granted options to its former Chief Executive Officer as in connection with his termination agreement that was effective June 15, 2015. A total of 5,786,227 options were granted based on the number of shares of Common Stock equal to one percent (1%) of the total number of shares outstanding on the date of grant. The options have an exercise price equal to the closing bid price on the date of grant ($0.0038 per share) and an expiration date of ten (10) years from the date of issuance. A total of 5,786,227 options were granted under these terms. The options vest fifty percent (50%) on the effective date of the agreement, with the remaining fifty percent (50%) vesting six (6) months after the effective date of the agreement. The options were valued at $21,987, which has been recorded previously, as determined using the Black-Scholes option-pricing model using a risk free rate of 2.35%, volatility of 257% and a trading price of the underlying shares of $0.0038.

The following is a schedule of options outstanding as of December 31, 2016:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance, June 30, 2016	6,586,228	$0.0089	8.1 Years	$-
Options granted	-	-		-
Options cancellation/expired	-	-	-	-
Balance, September 30, 2016	6,586,228	$0.0089	7.59 Years	$-

As of December 31, 2016, 6,586,228 of the 6,586,228 options are exercisable.

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

As of December 31, 2016, the Company owed approximately $730,000 in past due federal and state payroll taxes, of which approximately $660,000 is due to the Internal Revenue Service (IRS). The Company has paid $25,000 to the IRS under a $20,000 per month payment arrangement which the Company is now in default. The Company continues to negotiate with the IRS to re-establish a payment plan for past due taxes. Currently the IRS has acknowledged the situation and so far, has set an expectation that we must stay current with our federal and state taxes. The Company continues to stay current with state and federal payroll tax liabilities. No such arrangement exists for State tax purposes.

On October 6, 2015, the landlord for the Vista, CA location filed a complaint against us in the Superior Court of California, County of San Diego for a Breach of Contract for a Promissory Note that we issued to him in connection with unpaid lease payments that we owed in the amount of $151,273 under the terms of the lease that we entered into for our Vista, CA location. As of December 31, 2016, no payments have been made against this obligation, but the facility has been subleased and the property owner is in the process of dismissing Eco Building Products from the lease.

On May 27, 2016, the prior landlord of the Tacoma, WA, facility obtained a judgment for the collection of unpaid rent in the amount of $168,998 inclusive of interest & attorney fees.

On or about October 15, 2016, A Summons & Complaint has been filed for the sum of $36,315, pertaining to a default on a contract with World Global Financing. This has been recorded in the financial statements in Loans payable-other.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

9. Subsequent Events

On February 10, 2017, Eco Building Products, Inc. (the “Company,” “we,” or “us”) announced that we had formed a new subsidiary, Wood Protection Technologies Inc, a Nevada corporation (our “Subsidiary”). Our Subsidiary was incorporated on December 5, 2016, but we did not capitalize it until February 8, 2017. Our Subsidiary (of which we own 95% and Mark Vuozzo, our Chief Technical Officer, who assigned to us the intellectual property that we transferred to our Subsidiary, owns 5%) will have a separate board of directors and its own corporate governance. Nevertheless, for financial reporting purposes, we will consolidate its financial statements with ours. Tom Comery, our Chief Executive Officer, will also serve our subsidiary in that capacity.

We capitalized our Subsidiary with the transfer of certain of our rights to certain of our pending patents and other intellectual property (the “IP”). As we announced, we formed our Subsidiary to position our intellectual property for alignment with major industry partners. We also believe that this action will allow us to maximize value for our stockholders in that our Subsidiary may be better positioned to attract the capital that it will require to effectuate its business plan in more efficient, lower cost manner than had the patents and other intellectual property and operations remained at our corporate level. In that context, on February 8, 2017, we entered into an “Operating Agreement” with our Subsidiary to define the relationship between our Subsidiary and us, as we work together to market, license, sell and otherwise exploit the transferred Intellectual Property.

From January 23, 2017 to February 24, 2017, the Company issued to investors a total of 17,074,393 (post-split) common shares converted from 272 preferred C shares.

From January 2, 2017 to February 28, 2017, the Company issued 28,174,455 (post-split) common shares from conversions of debt amounting to $40,292.

From January 11, 2017 to January 31, 2017, the Company issued convertible notes in the total amount of $44,070 which is inclusive of an original issue discount of $1,100.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the six months ended December 31, 2016 included in this report and our audited consolidated financial statements and related notes for the year ended June 30, 2016 included in our Annual Report on Form 10-K filed on October 17, 2016 with the Securities and Exchange Commission.

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

In early 2015, the Company changed its business model to focus on coating services only and chemical sales. The Company no longer purchases lumber for coating and resells the treated lumber. Customers had their lumber shipped to one of three facilities: (i) Fair Lawn, New Jersey, (ii) Tacoma, Washington; or (iii) Augusta, Georgia. In January 2016, the Company further consolidated operations with the closure of New Jersey, Augusta Georgia and Tacoma facilities and focus mainly on the sale of chemicals to our affiliate network.

In January of 2016, Management took steps to narrow its focus to chemical product development, manufacturing and sales. Effectively re-engineering its entire business model and closing its treating operations. While Eco’s chemistry can be applied to many diverse materials, to-date it has purposefully limited its attention to the various wood preservation markets. The Company views its current targeted market opportunity in two large sectors:

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

Management believes there have been no significant changes during the six months ended December 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2016 Annual Report on Form 10-K.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $105,919,593 in recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations.

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

Financial Condition and Results of Operations

Results of Operations for the Three and Six Months Ended December 31, 2016 as Compared to the Three and Six Months Ended December 31, 2015

Revenues - For the six months ended December 31, 2016, the Company had total revenues of $46,138 of which approximately $36,000 was to two customers, as compared to $387,125 in revenues for the six month period ended December 31, 2015. The decrease in revenue is mainly attributed to the change in the business model to chemical sales only. The revenue for the three month period ending December 31, 2016 was $20,247 and $111,374 during the corresponding period ending December 31, 2015. The decrease in revenue is mainly attributed to the change in the business model to chemical sales only.

Cost of Sales and Gross Profit (Loss) -The gross profit for the six months ended December 31, 2016 and gross loss for December 31, 2015 was $15,260 and $223,451 gross loss for the respective period in 2015. The gross profit can be attributed to the change in the business model to a chemical supplier only, the loss for 2015 can be attributed to pricing products below cost, production worker over-staffing, plant consolidation and closing costs and excess capacity in all of our production facilities. Cost of sales for the three month period ending December 31, 2016 was $9,485 while the cost of sales was $259,389 for the period ending December 31, 2015. As noted, the Company has changed its business model and thus, costs have decreased.

Operating Expenses  - For the six months ended December 31, 2016, our total operating expenses were $791,009. This is compared to $1,074,999 for the six months period ended December 31, 2015. Included in our operating expenses for the six months ended December 31, 2016 were compensation and related costs of $299,604, professional fees of $181,154, marketing expenses of $3,410, research and development expense of $139,961 and other general and administrative costs of $131,499. Our operating expenses for the six months ended December 31, 2015 consisted of $293,413, compensation and related costs of $290,533, professional fees of $228,763, research and development expense of $159,564, marketing expense of $60,366 and other general and administrative costs of $293,413. The significant reduction in expenses year over year can be attributed to a reduction in head count and other expense reductions by the current management.

For the three months ended December 31, 2016, our total operating expenses were $369,572. This is compared to $573,121 for the three months period ended December 31, 2015. Included in our operating expenses for the three months ended December 31, 2016 were compensation and related costs of $116,435 and $180,172 for the three months ended December 31, 2015. Professional fees included in our operating expenses for the three months ended December 31, 2016 were $106,607 and $99,188 for the three months ended December 31, 2015. Other significant operating costs we incurred during the three months ended December 31, 2016 included marketing of $410, research and development of $68,461 and other general and administrative costs of $60,097. The significant reduction in expenses year over year can be attributed to a reduction in head count and other expense reductions by the current management.

Other Income and Expenses - For the six months ended December 31, 2016, we had other expenses that included interest and amortization expense of $1,001,029. We recorded $1,451,074 loss to reflect the change in value of loss on the derivative liability of our convertible notes payable and convertible Preferred C stock and derivative expense of $1,239,908 as of December 31, 2016. This is compared to the six months ended December 31, 2015, in which our interest and amortization expense of $508,171, loss on derivative liability of $16,007,731 and derivative expense of $823,699.

For the three month period ending December 31, 2016, interest and amortization expense was $587,444 and $614,176 for the three month period ending December 31, 2015.

Liquidity and Capital Resources

On December 31, 2016, we had $4,260 in cash on hand. During the six months ended December 31, 2016, net cash used in our operating activities amounted to $424,903. Net cash used during the same period for our investing activities totaled $0. During the same period, we received proceeds resulting in net cash from financing activities of $408,000.

The following table sets forth selected cash flow information for the period ended December 31, 2016:

Net cash used in operating activities	$(686,393)
Net cash used in investing activities	-
Net cash provided by financing activities	645,500

Net change in cash	$(40,893)

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2016, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

As of December 31, 2016, the Company owed approximately $730,000 in past due federal and state payroll taxes, of which approximately $660,000 is due to the Internal Revenue Service (IRS). The Company had paid $25,000 to the IRS under a $20,000 per month payment arrangement which the Company is now in default. The Company continues to negotiate with the IRS to re-establish a payment plan for past due taxes. Currently the IRS has acknowledged the situation and so far, has set an expectation that we must stay current with our federal and state taxes. The Company continues to stay current with state and federal payroll tax liabilities. No such arrangement exists for State tax purposes.

On October 6, 2015, the landlord for the Vista, CA location filed a complaint against us in the Superior Court of California, County of San Diego for a Breach of Contract for a Promissory Note that we issued to him in connection with unpaid lease payments that we owed in the amount of $151,273 under the terms of the lease that we entered into for our Vista, CA location. As of December 31, 2016, no payments have been made against this obligation, but the facility has been subleased and the property owner is in the process of dismissing Eco Building Products from the lease.

On May 27, 2016, the prior landlord of the Tacoma, WA, facility obtained a judgment for the collection of unpaid rent in the amount of $168,998 inclusive of interest & attorney fees.

On or about October 15, 2016, A Summons & Complaint has been filed for the sum of $36,315, pertaining to a default on a contract with World Global Financing. This has been recorded in the financial statements in Loans payable-other.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .

During the six months ended December 31, 2016, there were 682 shares of Preferred C shares converted into 12,752,939 (post-split)) shares of common stock. (See comments in notes.)

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

ECO BUILDING PRODUCTS, INC.

Date: March 8, 2017	By:	/s/ Tom Comery
Tom Comery, President, Chief Executive Officer and Director
(Principal Executive and Financial Officer)

