Form 10-Q
period 2017-03-31
ECO Building Products, Inc.
filed 2017-06-13
CIK 1409885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of shares outstanding of each of the issuer’s classes of common equity as of June 13, 2017: 704,925,771 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	June 30, 2016
	(unaudited)
CURRENT ASSETS
Cash	$3,518	45,153
Accounts Receivable	1,237	2,150
Inventory	47,428	51,357
Prepaid expenses	5,100	3,000
Other current assets	204,368	11,793
TOTAL CURRENT ASSETS	261,651	113,453

Property and equipment, net	341,118	382,128
TOTAL ASSETS	$602,769	495,581

CURRENT LIABILITIES
Accounts payable	$1,457,157	1,460,792
Payroll and taxes payable	2,035,506	1,675,638
Accrued interest	1,278,338	749,766
Other payables and accrued expenses	203,177	241,156
Derivative liability	34,265,892	37,376,605
Convertible notes payable, net	1,879,984	1,116,088
Loans payable	2,148,520	1,831,220
TOTAL CURRENT LIABILITIES	$43,268,574	44,451,265

LIABILITIES RELATED TO DISCONTINUED OPERATIONS	1,148,229	1,148,229

STOCKHOLDERS’ DEFICIT
Preferred stock, Series C, $0.001 par value, 120,000 shares authorized, 95,625 and 97,090 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	96	97
Preferred stock, Series D, $0.001 par value, 30,000 shares authorized, 20,947 shares issued and outstanding at March 31, 2017 and June 30, 2016	21	21
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 242,170,481 and 37,564,120 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	242,171	37,564
Treasury stock	(1,434)	(1,434)
Additional paid-in capital	56,988,343	56,314,675
Accumulated deficit	(101,043,231)	(101,454,836)
TOTAL STOCKHOLDERS’ DEFICIT	(43,814,034)	(45,103,913)

TOTAL LIABILITIES AND DEFICIT	$602,769	$495,581

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31		Nine Months Ended March 31
	2017	2016	2017	2016
REVENUE
Product and coating sales	$14,946	$52,487	$61,084	$439,612

COST OF SALES
Cost of sales	11,968	226,623	42,846	837,199

GROSS PROFIT/(LOSS)	2,978	(174,136)	18,238	(397,587)

OPERATING EXPENSES
Research and development	78,529	51,284	218,490	210,848
Marketing	4,004	14,795	7,414	75,160
Compensation and related expenses	123,532	172,866	423,136	463,419
Rent - facilities	14,386	10,312	49,767	52,672
Professional fees	175,405	51,630	356,559	280,393
Other general and administrative expenses	52,015	114,000	183,514	407,413

Total operating expenses	447,871	414,907	1,238,880	1,489,905

LOSS FROM OPERATIONS	(444,893)	(589,043)	(1,220,642)	(1,887,492)

OTHER INCOME (EXPENSE)
Interest /amortization expense	(465,609)	(139,631)	(1,466,638)	(647,802)
Gain (Loss) on derivative liability	5,858,348	(4,534,692)	4,407,274	(20,542,423)
Other expenses	814	(120,210)	(3,283)	(120,210)
Other Income	7,757	8,197	14,257	8,197
Gain on settlement of debt	-	744,587	-	744,587
Derivative expense	(80,055)	(536,528)	(1,319,363)	(1,360,227)

Total other income	5,321,255	(4,578,277)	1,632,247	(21,917,878)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	4,876,362	(5,167,320)	411,605	(23,805,370)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$4,876,362	$(5,167,320)	$411,605	$(23,805,370)

NET INCOME (LOSS) PER COMMON SHARE, FROM CONTINUING OPERATIONS
Basic -	$0.04	$(0.15)	$0.01	$(1.04)
Diluted -	$0.00	$(0.15)	$0.00	$(1.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic -	109,349,435	34,214,303	48,156,690	22,907,745
Diluted -	4,113,079,976	34,214,303	4,051,887,231	22,907,745

See accompanying notes to condensed consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months ended March 31, 2017	Nine months ended March 31, 2016
Cash flows from operating activities
Net income (loss)	$411,605	(23,805,370)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	$41,010	62,997
Bad debt expense	-	11,750
Amortization of debt discount	$892,149	310,661

Derivative expense	$1,319,363	1,360,227
Common Stock issuance for interest	$1,950	-
Notes payable issued for expenses	$39,000	-
Financing costs	$-	34,943
Gain on derivative liability fair value adjustment	$(4,407,274)	20,542,423
Gain on note payable exchanged for Preferred C Stock	$-	(744,587)

Changes in assets and liabilities:

Accounts receivable	$913	(18,551)
Other receivables	$(192,575)	-
Inventory	$3,929	120,924
Prepaid expense and other current assets	$(2,100)	25,255
Accounts payable	$(3,636)	197,090
Payroll and taxes payable	$359,868	-
Other payables and accrued expenses	$(37,979)	20,034
Accrued interest	$554,342	355,988
Net cash used by operating activities	$(1,019,435)	(1,607,734)

Cash flows from investing activities
Purchase of property and equipment	-	(11,265)
Net cash used by investing activities	-	(11,265)

Cash flows from financing activities
Payments on related party notes	-	(43,000)
Proceeds from issuances of series D convertible preferred stock	$-	1,071,832
Proceeds from convertible notes payable	$660,500	88,000
Proceeds notes payable	$319,300	819,307
Payments on notes payable	$(2,000)	(343,569)

Net cash provided by financing activities	$977,800	1,592,570

Net change in cash	$(41,635)	(26,429)

Cash and cash equivalents at the beginning of year	$45,153	40,306
Cash and cash equivalents at the end of year	$3,518	3,877

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$-	15,000

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Convertible notes to Common Stock	$430,108	654,084
Note Payable issued for Preferred Stock cancellation	$-	377,000
Conversion of Series C convertible preferred stock to common stock	$519,862	3,041,338
Debt discount on convertible notes	$712,636	38,000
Common Stock issued in settlement of accrued interest	$25,770	-
Original issue discount	$67,833	4,222

See accompanying notes to condensed consolidated financial statements

Notes to the Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Basis of Presentation

The accompanying condensed consolidated financial statements for the three and nine months ended March 31, 2017 and 2016 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at March 31, 2017 has been derived from the unaudited consolidated financial statements as of that date but does not include all the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future periods.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $101,043,231 in recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations.

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

2. Summary of Significant Accounting Policies

Earnings Per Share

Basic net earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is determined by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive securities outstanding under the treasury stock method. Potential common shares at March 31, 2017 from preferred C shares convertible into 1.6 billion shares of common stock, preferred D shares convertible into 349.1 million shares of common stock, 1.5 billion from stock options and convertible notes convertible into 541 million shares of common stock. Accordingly, total common share equivalents of approximately 4.0 billion were included in the computation of diluted net earnings per share for the three and nine month period ended March 31, 2017.

Reclassifications

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Eco Building Products (“Parent”) and Wood Protection Technology (“WPT”). WPT is currently a majority controlled consolidated variable interest entity and in the near future the Company intends to acquire 95% ownership in WPT. All intercompany accounts have been eliminated upon consolidation.

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

Recent Accounting Pronouncements

Management has determined that the following accounting pronouncement may be relevant. In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital.

3. Balance Sheet Details

As of March 31, 2017, inventories consisted of the following:

Chemicals	$47,428
$47,428

All the Company’s inventories are pledged as collateral for the Company’s Senior Secured Notes (see Note 4). In addition, inventory is considered finished goods as the Company sells and markets the chemicals. The chemicals include a $0 reserve for obsolete inventory.

Property and Equipment

Property and equipment is stated at cost. Property and equipment-related expenditures for items with useful lives exceeding one year and major renewals and improvements are recorded as assets, while replacements and maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income. Depreciation expense is recorded on a straight-line basis over the estimated useful lives of the assets, ranging from (3) to seven (7) years. Leasehold improvements are depreciated over their useful life or the term of the related lease, whichever is shorter. Depreciation expense is not recorded on idle property and equipment until such time as it is placed into service. During the period, the Company purchased no new property and equipment. Depreciation expense for the three and nine months ending March 31, 2017 was $13,581 and $41,010 respectively.

Accrued Liabilities

As of March 31, 2017, the Company owed $2,035,506 in past due payroll, payroll taxes and accrued penalties. These amounts are recorded within payroll and taxes payable on the accompanying consolidated balance sheet. Also at March 31, 2017, the Company owed $34,434 in past due sales tax in which it has filed the appropriate reports and is making periodic payments. On September 29, 2016, the Board of Equalization has levied this debt against the Company bank account.

Derivative Liabilities

During the nine months ended March 31, 2017, the Company issued additional convertible notes payable amounts and convertible preferred stock that can be converted to common stock in connection with raising equity and debt financing. As of March 31, 2017, the Company’s number of potential common shares plus the number of actual common shares outstanding (“Committed Shares”) exceeded the number of common shares authorized and available to issue in accordance with ASC 815-40-19 “Contracts in Entity’s Own Equity”. The number of outstanding common shares plus the potential common share liability has exceeded the amount of authorized shares, therefore the Company has to employ ASC 815-40-19 (“ASC 815”) to value common share equivalents potentially issuable to settle conversions of convertible notes, convertible preferred shares and exercise of warrants and options.

The Company values its derivative financial instruments, consisting primarily of embedded conversion features for convertible debt, convertible preferred stock, stock options and warrants, at issuance at fair value and revalues its derivative financial instruments at the end of each reporting period or in the case of any conversion or modification of terms, at the date of any such modification or conversion. Any change in fair value is charged to earnings of the period where the derivative financial instrument is modified or converted. The fair value of these derivative financial instruments was determined using a path-dependent Monte Carlo simulation. The ranges of inputs (or assumptions) the Company used to value the derivative liabilities at respective issuances, conversion or exercise dates, and at period end during the period ended March 31, 2017 were as follows:

(1) dividend yield of 0%

(2) expected annual volatility of 139% to 208%

(3) risk-free interest rate of 0.56% to 1.33%

(4) expected life of 0.37 years to 2.34 years, and

For the nine months ended March 31, 2017, the Company issued an aggregate of $767,333 convertible debt as further described below in Note 4 and recorded additional derivative liabilities of $2,031,999 for the conversion features included therein.

For all convertible notes described in the following paragraphs and for the warrants, and convertible preferred Series C and Series D shares described in Note 7, the fair value of the resulting derivative liability was $34,265,892 and $37,376,605 at March 31, 2017 and June 30, 2016, respectively.

A reconciliation of the derivative liabilities from June 30, 2016 to March 31, 2017 is:

Derivative Liabilities
Balance as of June 30, 2016	37,376,605
Conversion of Preferred Series C and Convertible Debt to common stock	(735,438)
Additions related to embedded conversion features of Convertible Debt	2,031,999
Gain on change in fair value of derivative liability	(4,407,274)
Balance as of December 31, 2016	$34,265,892

4. Convertible Notes Payable and Loans Payable

The following tables summarize notes payable as of March 31, 2017.

	As of March 31, 2017
Description	Short term	Long term

Convertible notes	2,099,262	—
Less discount to notes payable	(219,278)	—
Convertible notes, net	1,879,984	—

Loans payable	2,148,520	—

	$4,028,504	$—

TYPE	ORIGNATION DATE	INTEREST RATE	DUE DATE	PRINCIPAL BALANCE	INTEREST BALANCE
Convertible	11/12/2014	18%	05/15/2015	48,300	18,492
Convertible	09/16/2014 – 12/09/2016	22 – 24%	09/16/2015 – 12/08/2017	1,107,643	634,660
Convertible	03/17/2016 – 1/20/2017	24%	12/31/2016 – 1/20/2018	911,900	114,743
Convertible	05/02/2016	8%	11/02/2016	31,419	544

Debt discount	NA	NA	NA	(219,278)

Secured Revolving Promissory Note	07/18/2014	24%	01/18/2015	183,456	92,898
Non-convertible	03/31/2015	10%	06/30/2015	151,275	26,525
Future receivables sale agreement	08/12/2015	Imputed 123%	03/09/2016	141,096	-
Non-convertible	07/17/2015	12%	09/17/2015	85,000	32,077
Non-convertible	03/04/2016	6%	Demand	377,000	7,313
Future receivables sale agreement	09/30/2015	Imputed 98%	04/05/2016	96,667	-
Non-convertible	03/24/2010	0%	Demand	44,500	-
Non-convertible	02/14/2014 – 12/15/2015	6%-37%	5/14/2014 – 04/15/2016	593,911	319,589
Non-convertible	11/21/2014 – 01/16/2015	18%	07/16/2015 – 08/21/2015	120,000	16,215
Future receivables sale agreement	09/30/2015	Imputed 177%	02/18/2016	36,315	-
Non-convertible	12/09/2016- 03/31/2017	18%	12/09/2017- 07/01/2017	163,300	3,868
Non-convertible	02/17/2017 – 03/31/2017	18%	07/01/2017	48,500	502
Non-convertible	01/11/2017 – 03/29/2017	18%	07/01/2017	94,000	1,859
Non-convertible	03/032017 – 03/08/2017	18%	07/01/2017	13,500	168
TOTAL				$4,028,504	$1,278,338

Convertible Promissory Notes - $506,000

From July 8, 2016 through January 20, 2017 the Company issued twenty Convertible Promissory Notes totaling $550,000, including an original issue discount totaling $50,000. The net proceeds to the Company were $500,000 and the proceeds are for funding operations and for general working capital. The maturity dates range between December 31, 2016 and January 20, 2018 for the Notes. The notes carry a default rate of 24%. The Notes will pay $50,000 in interest at maturity of the Notes. The holder can convert into Series D Preferred Stock. The balance of these notes at March 31, 2017 is $550,000 plus accrued interest of $58,564.

Senior Convertible Notes - $178,333

From July 25, 2016 through December 9, 2016, the Company entered into, with a private investor, seven Senior Convertible Notes totaling $178,333 including an original issue discount totaling $17,833, for net proceeds to the Company of $160,500 for the purpose of funding operations and for general working capital. The maturity date is one year from the issuance date. In the event of default, the Note is subject to an increase in the interest rate to twenty-two percent (22%) per annum. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous twenty-five trading day period. In the event of default the conversion price is equal to 51% of the lowest traded price in the prior thirty trading days. The Company recorded amortization of discounts totaling $91,309 during the nine months ended March 31, 2017 and the discount balance is $87,024 at December 31, 2016. The balance of this note at December 31, 2016 is $178,333 plus accrued interest of $20,053.

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

The terms of the Preferred C Stock are as follows:

●	The Preferred C Stock shall have no voting rights.

●	The Preferred C Stock is convertible at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.

●	The Preferred C Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that are not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. As of March 31, 2017, the Company has accrued dividends on Preferred C Stock in the amount of $4,904,751. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred C Stock.

●	The Preferred C Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

The following table provides the activity of the Company’s Preferred C stock for the nine months ended March 31, 2017 :

Balance as of June 30, 2016	97,090
Preferred C Stock issued for cash	—
Preferred C Stock converted into Common Stock	(1,465)
Balance as of March 31, 2017	95,625

Preferred C Stock converted to Common Stock

During the nine months ended March 31, 2017, according to the conversion terms described above, the investors converted 1,460 shares of Preferred C Stock representing value of $68,200 into 91,688,827 shares of the Company’s Common Stock.

Series D 12% Convertible Preferred Stock:

On March 31, 2015, the Company authorized 10,000 shares of a newly-created Series D 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred D Stock”). Effective July 2, 2015, the Company increased the number of authorized shares to 20,000. Effective August 22, 2016, the Company increased the number of authorized shares to 30,000.

●	The Preferred D Stock shall have no voting rights.

●	The Preferred D Stock is convertible at any time at 60% of the lowest VWAP of the 30 days leading up to conversion multiplied by the stated value of $100.

●	The Preferred D Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. As of March 31, 2017, the Company has accrued dividends on Preferred D Stock in the amount of $627,556. The amount of dividends has not yet been determined by the Company and the holders whether to be payable in cash, common stock or additional shares of Preferred D Stock.

●	The Preferred D Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

Preferred D Stock issued for cash

No Preferred D Stock were purchased in the nine months ended March 31, 2017.

Common Stock

Effective October 19, 2016, the Directors of the Company, after receiving the majority vote of the Company’s Shareholders through a Shareholder Vote on October 5, 2016, approved (i) a reverse split of 100 for 1 of shares of Common Stock of the Company from 4,352,790,291 shares of common stock to 43,527,903 shares of common stock.

During the nine months ended March 31, 2017, the Company issued a total of 204,606,361 shares of its common stock for conversion of 1,465 shares of convertible Preferred C stock and $115,117 of convertible notes, $25,770 of accrued interest and $1,950 for default interest.

Treasury Stock

The Company held 14,330 post-split shares of common stock as treasury stock as of June 30, 2016. There was no change in treasury stock during the nine months ended March 31, 2017.

Warrants

In connection with one of the convertible notes outstanding at March 31, 2017 with a balance of $864,866 (Note 4), the Company issued a Common Stock Purchase Warrant, allowing M2B Funding Corporation the right to purchase up to 200,000 shares (post-split) of Common Stock on September 16, 2014 and expiring on September 16, 2019. The exercise price per share of the Common Stock under these warrants is $2.00 (post-split) subject to certain adjustments. The warrants have been included in the valuations of derivatives (see note 3).

The following is a schedule of warrants outstanding as of March 31, 2017:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, June 30, 2016	200,000	$2.0	3.21 Years
Warrants issued	-	-
Warrants expired	-	-
Warrants cancelled	-	-
Balance, March 31, 2017	200,000	$2.0	2.46 Years

As of March 31, 2017, all the 200,000 (post-split) warrants were fully exercisable.

Options

In November 2013, the Company granted options to its Chief Technical Officer to purchase 800,000 shares of its common stock. The 800,000 options have an exercise price of $0.10 per share and expire in 5 years. As of December 31, 2016, 800,000 options to the Chief Technical Officer remain exercisable and outstanding.

The Company granted options to its former Chief Executive Officer as in connection with his termination agreement that was effective June 15, 2015. A total of 5,786,227 options were granted based on the number of shares of Common Stock equal to one percent (1%) of the total number of shares outstanding on the date of grant. The options have an exercise price equal to the closing bid price on the date of grant ($0.0038 per share) and an expiration date of ten (10) years from the date of issuance. A total of 5,786,227 options were granted under these terms. The options vest fifty percent (50%) on the effective date of the agreement, with the remaining fifty percent (50%) vesting six (6) months after the effective date of the agreement. The options were valued at $0, which has been recorded previously, as determined using the Black-Scholes option-pricing model using a risk free rate of 2.35%, volatility of 182% and a trading price of the underlying shares of $0.0009.

The following is a schedule of options outstanding as of March 31, 2017:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance, June 30, 2016	6,586,228	$0.015	8.1 Years	$-
Options granted	-	-		-
Options cancellation/expired	-	-	-	-
Balance, March 31, 2017	6,586,228	$0.015	7.35 Years	$-

As of March 31, 2017, 6,586,228 of the 6,586,228 options are exercisable.

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

As of March 31, 2017, the Company owed approximately $730,000 in past due federal and state payroll taxes, of which approximately $660,000 is due to the Internal Revenue Service (IRS). The Company has paid $25,000 to the IRS under a $20,000 per month payment arrangement which the Company is now in default. The Company continues to negotiate with the IRS to re-establish a payment plan for past due taxes. Currently the IRS has acknowledged the situation and so far, has set an expectation that we must stay current with our federal and state taxes. The Company continues to stay current with state and federal payroll tax liabilities. No such arrangement exists for State tax purposes.

On October 6, 2015, the landlord for the Vista, CA location filed a complaint against us in the Superior Court of California, County of San Diego for a Breach of Contract for a Promissory Note that we issued to him in connection with unpaid lease payments that we owed in the amount of $151,273 under the terms of the lease that we entered into for our Vista, CA location. As of March 31, 2017, no payments have been made against this obligation, but the facility has been subleased. As of March 31, 2017, the property owner has dismissed Eco Building Products from the lease.

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

9. Variable Interest Entity

On December 5, 2016, members of Company management formed a new business entity, Wood Protection Technologies Inc, a Nevada corporation (our “Subsidiary” or “WPT”), which is a consolidated majority-controlled variable interest entity. Our Subsidiary (which plans to issue 95% controlling financial interest to the Company and the remaining 5% to Mark Vuozzo, our Chief Technical Officer, in exchange for the intellectual property he assigned to WPT) will have a separate board of directors and its own corporate governance. Nevertheless, for financial reporting purposes, we will consolidate its financial statements with ours. Tom Comery, our Chief Executive Officer, will also serve our subsidiary in that capacity. As of March 31, 2017, Wood Protection Technologies, Inc. has not issued shares to either the Company or Mr. Vuozzo. Thus, it remains a majority-controlled consolidated variable interest entity.

Included in the accompanying financial statements are the following assets and liabilities of Wood Protection Technology as of March 31, 2017: cash of $4,311 and notes payable of $156,000.

10. Subsequent Events

From April 1, 2017 to May 25, 2017, the Company issued to investors a total of 242,499,485 common shares converted from 637 preferred C shares.

From April 5, 2017 to May 25, 2017, the Company issued 220,241,476 common shares from conversions of debt amounting to $56,382.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in connection with the information presented in our unaudited condensed consolidated financial statements and related notes for the nine months ended March 31, 2017, included in this report and our audited consolidated financial statements and related notes for the year ended June 30, 2016 included in our Annual Report on Form 10-K filed on October 17, 2016 with the Securities and Exchange Commission.

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

On February 10, 2017, Eco Building Products, Inc. (the “Company,” “we,” or “us”) announced that we had formed a new subsidiary, Wood Protection Technologies Inc, a Nevada corporation (our “Subsidiary”). Our Subsidiary was incorporated on December 5, 2016, but we did not capitalize it until February 8, 2017. Our Subsidiary (of which we own 95% and Mark Vuozzo, our Chief Technical Officer, who assigned to us the intellectual property that we transferred to our Subsidiary, owns 5%) will have a separate board of directors and its own corporate governance. Nevertheless, for financial reporting purposes, we will consolidate its financial statements with ours. Tom Comery, our Chief Executive Officer, will also serve our subsidiary in that capacity. As of March 31, 2017, Wood Protection Technologies, Inc. has not issued shares to either Eco Building Products, Inc. or Mr. Vuozzo. Thus, it remains a variable interest entity.

We capitalized our Subsidiary with the transfer of certain rights to our pending patents and other intellectual property (the “IP”). As we announced, we formed our Subsidiary to position our intellectual property for alignment with major industry partners. We also believe that this action will allow us to maximize value for our stockholders in that our Subsidiary may be better positioned to attract the capital that it will require to execute its business plan in a more efficient, lower cost manner than had the patents and other intellectual property and operations remained at our corporate level. In that context, on February 8, 2017, we entered into an “Operating Agreement” with our Subsidiary to define the relationship between our Subsidiary and us, as we work together to market, license, sell and otherwise exploit the transferred Intellectual Property.

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

Management believes there have been no significant changes during the nine months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For a description of those accounting policies, please refer to our 2016 Annual Report on Form 10-K.

Going Concern

The Company’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. To date the Company has recorded an accumulated deficit of $101,043,231 in recurring losses from operations and significant cash used in operating activities over the last two years, and is dependent upon its ability to obtain future financing and successful operations.

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

Financial Instruments with Derivative Features

We do not hold or issue derivative instruments for trading purposes. However, we have financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in our balance sheet. We measure these instruments at their estimated fair value and recognize changes in their estimated fair value in results of operations during the period of change. We have estimated the fair value of these embedded derivatives using Monte Carlo simulations. The fair value of the derivative instruments is measured each quarter, with the change recorded in earnings.

Financial Condition and Results of Operations

Results of Operations for the Three and Nine Months Ended March 31, 2017 as Compared to the Three and Nine Months Ended March 31, 2016

Revenues - For the nine months ended March 31, 2017, the Company had total revenues of $61,084 of which approximately $38,149 accounted for two customers, as compared to $439,612 in revenues for the nine-month period ended March 31, 2016. The decrease in revenue is mainly attributed to the change in the business model to chemical sales only. The revenue for the three month period ending March 31, 2017 was $14,946 and $52,487 during the corresponding period ending March 31, 2016. The decrease in revenue is mainly attributed to the change in the business model to chemical sales only.

Cost of Sales and Gross Profit (Loss) - The gross profit for the nine months ended March 31, 2017 was $18,238. The gross loss for March 31, 2016 was $397,587. For the three month period ending March 31, 2017, the gross profit was $2,978. For the three month period ending March 31, 2016, there was a gross loss of $174,136. The gross profit can be attributed to the change in the business model to supply chemical blends to the industry. The loss for 2016 can be attributed to pricing products below cost, production worker over-staffing, plant consolidation and closing costs and excess capacity in all our production facilities.

Operating Expenses  - For the nine months ended March 31, 2017, our total operating expenses were $1,238,880. This is compared to $1,489,905 for the nine months period ended March 31, 2016. Included in our operating expenses for the nine months ended March 31, 2017 were compensation and related costs of $423,136 professional fees of $356,559, marketing expenses of $7,414, research and development expense of $218,490 and other general and administrative costs of $183,514. Our operating expenses for the nine months ended March 31, 2016 were $1,489,905. Included were compensation and related costs of $463,149, professional fees of $280,393, research and development expense of $210,848, marketing expense of $75,160 and other general and administrative costs of $407,413. The significant reduction in expenses year over year can be attributed to a reduction in head count and other expense reductions by the current management.

For the three months ended March 31, 2017, our total operating expenses were $447,871. This is compared to $414,907 for the three months period ended March 31, 2016. Included in our operating expenses for the three months ended March 31, 2017 were compensation and related costs of $123,532, professional fees of $175,405, marketing expenses of $4,004, research and development expense of $78,529 and other general and administrative costs of $52,015. Our operating expenses for the three months ended March 31, 2016 were $414,907. Included were compensation and related costs of $172,886, professional fees of $51,630, research and development expense of $51,284, marketing expense of $14,795 and other general and administrative costs of $114,000. The significant reduction in expenses year over year can be attributed to a reduction in head count and other expense reductions by the current management.

Other Income and Expenses - For the nine months ended March 31, 2017, we had other expenses that included interest and amortization expense of $1,466,638. We recorded a $4,407,274 gain to reflect the change in value of the derivative liability for our convertible notes payable and convertible Preferred C stock. The derivative expense was $1,319,363 as of March 31, 2017. This is compared to the nine months ended March 31, 2016, in which we had interest and amortization expense of $647,802, loss on derivative liability of $20,542,423, derivative expense of $1,360,227 and gain on settlement of notes payable for Preferred C stock of $744,587.

For the three months ended March 31, 2017, we had other expenses that included interest and amortization expense of $465,609. We recorded a $5,858,348 gain to reflect the change in value of the derivative liability for our convertible notes payable and convertible Preferred C stock. The derivative expense was $80,055 as of March 31, 2017. This is compared to the nine months ended March 31, 2016, in which we had interest and amortization expense of $139,631, loss on derivative liability of $4,534,692, derivative expense of $536,528 and gain on settlement of notes payable for Preferred C stock of $744,587.

Liquidity and Capital Resources

On March 31, 2017, we had $3,518 in cash on hand. During the nine months ended March 31, 2017, net cash used in our operating activities amounted to $1,019,435. Net cash used during the same period for our investing activities totaled $0. During the same period, we received proceeds resulting in net cash from financing activities of $977,800.

The following table sets forth selected cash flow information for the period ended March 31, 2017:

Net cash used in operating activities	$(1,019,435)
Net cash used in investing activities	-
Net cash provided by financing activities	977,800

Net change in cash	$(41,635)

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2017, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

As of March 31, 2017, the Company owed approximately $730,000 in past due federal and state payroll taxes, of which approximately $660,000 is due to the Internal Revenue Service (IRS). The Company had paid $25,000 to the IRS under a $20,000 per month payment arrangement which the Company is now in default. The Company continues to negotiate with the IRS to re-establish a payment plan for past due taxes. Currently the IRS has acknowledged the situation and so far, has set an expectation that we must stay current with our federal and state taxes. The Company continues to stay current with state and federal payroll tax liabilities. No such arrangement exists for State tax purposes.

On October 6, 2015, the landlord for the Vista, CA location filed a complaint against us in the Superior Court of California, County of San Diego for a Breach of Contract for a Promissory Note that we issued to him in connection with unpaid lease payments that we owed in the amount of $151,273 under the terms of the lease that we entered into for our Vista, CA location. As of March 31, 2017, no payments have been made against this obligation, but the facility has been subleased and the property owner is in the process of dismissing Eco Building Products from the lease.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended March 31, 2017, there were 732 Preferred C shares converted into 78,935,888 (post-split) shares of common stock. (See comments in notes.)

The issuance of the securities described above were completed in accordance with the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

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

ECO BUILDING PRODUCTS, INC.

Date: June 13, 2017	By:	/s/ Tom Comery
Tom Comery, President, Chief Executive Officer and Director
(Principal Executive and Financial Officer)

