Form 10-K
period 2017-06-30
ECO Building Products, Inc.
filed 2019-09-12
CIK 1409885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-customers of the registrant as of December 31, 2016, was $377,790 based upon the price ($0.0065) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “customer” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “ECOB.”

As of September 11, 2019, the registrant had 4,488,516,194 shares of common stock, par value $0.001 issued and outstanding.

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

In addition to our annual 10-K report, forward-looking statements are also included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

Our Company History

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

ECOBLU was organized May 20, 2009 in Nevada as a wholesale distributor and manufacturer of proprietary wood products coated with an eco-friendly chemistry designed to protect against mold, rot, decay, termites and fire. The Company had also developed a customer coating program that allows lumber companies to coat commodity lumber at their facilities contingent upon their stocking the Company’s inventory and supporting the Company’s products.

On April 8, 2011, the Company formed Red Shield Lumber, Inc. (“Red Shield”) in British Columbia, Canada. Red Shield was formed for the purpose of opening a plant in Canada utilizing the Company’s coating process to support sales and distribution. As of June 30, 2017, the wholly owned subsidiary has no operating activity and we do not expect this subsidiary to begin operations in the near future.

On May 31, 2011, the Company formed E Build & Truss, Inc. (“E Build”) in the State of California. E Build was formed for the purpose of operating the Company’s framing labor and truss manufacturing activities. This wholly-owned subsidiary commenced operations during the three months ended December 31, 2011. The assets of this Company were sold in May 2015 pursuant to a Limited Assets Purchase Agreement with Stone Truss, LLC, a California corporation, dated April 15, 2015. Pursuant to the terms of the Limited Assets Purchase Agreement, the Company agreed to sell certain assets owned by E Build for total consideration of $100,000. The buyer was a former employee of Eco Building Products, Inc. Eco owed this employee $40,255 in outstanding accounts payable reimbursements and $71,847 in payroll related expenses that the employee paid for Eco Building Products, Inc. The total amount owed was $112,102. The employee paid these expenses to keep his facility operational and to make sure workers were paid. In order to repay the employee for the described cash outlays, Eco and the employee agreed to an asset purchase of E Build & Truss of $100,000. After some discussion, Eco and the employee came to an agreement to offset what Eco owed the employee ($112,012) against the asset purchase. The employee agreed to take the assets as payment in full. As a result of this agreement, the debt was reduced to $12,102 and subsequently satisfied.

In January of 2016, Management began implementing a new business model and strategy, transforming Eco from a treated wood products supplier to a developer and manufacturer of cutting edge, environmentally friendly wood preservation chemistry and technology closing treating operations in N.J., GA and WA. The Company did not have any contingent liabilities arising from closing of its facilities as of June 30, 2017 and June 30, 2016.

On December 16, 2016, the Company formed the subsidiary, Wood Protection Technologies, Inc., (WPT) in the State of Nevada.

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

Eco D-Fence TM

Eco D-Fence represents your first line of defense against nature’s fury. Developed using Eco Red Shield WoodSurfaceFilmtm technology at the core. Eco D-Fence product line offers all of the protection of mold, mildew, fungus, decay, rot, termites (and other wood boring insects including Formosan termites) with optional fire inhibitor coupled with traditional features of exterior stain. For a similar cost of typical fence stain, now you can get value added protection that is environmentally friendly. The optional fire inhibitor extends the protection to create a fire break around the perimeter of your property. Currently this product is being sold to customers for factory application.

Markets

In January of 2016 Management took steps to narrow its focus to chemical product development, manufacturing and sale, effectively re-engineering its entire business model and closing its treating operations. While Eco’s chemistry can be applied to many diverse materials. Currently, it has purposefully limited its attention to the various wood preservation markets. The Company views its current targeted market opportunity in two large sectors: 1) the overall softwood lumber market for which there has been no cost effective protection chemistry or technology heretofore and 2) the traditional wood preservation market. We believe Eco Building Products is uniquely positioned to disrupt both sectors.

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

The Company recognizes the magnitude of the overall opportunity but has limited its focus to fencing and wood frame construction used in new single and multi-family residential; light commercial construction as well as renovation through multiple channels including wholesale distribution, pro-lumber dealers, large lumber traders and home centers. The Company sells these channels through licensed Customers that buy and apply its chemistry on a regional and OEM basis.

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

The Company has obtained Technical Evaluation Reports (TERs) from DrJ Engineering certifying that its core products Eco FT™ (Fire Treated), Eco Red Shield AFL ™ (Advanced Framing Lumber) and Eco Red Shield SP ™ (Sill Plate) are compliant with 2009, 2012 and 2015 versions of the International Building Code and International Residential Code. DrJ Engineering is an ANSI ISO/IEC 17065 accredited certification body and compliant with IBC Section 1703.

On September 4, 2012, the Company successfully achieved QAI Laboratories (QAI) listing B1053-1, providing evidence that Eco Red Shield’s fire protection qualities now meet building code requirements for Class “A”, structural rated, flammability performance on Douglas Fir solid sawn lumber, making Eco Red Shield protected lumber an alternate to the traditionally accepted fire retardant treated wood (FRTW) for interior use. On April 26, 2016, the Company was successful in testing and qualifying Spruce (SPF) species to be added to our approvals for use as an alternate for FRTW uses. As a matter of routine, the Company duplicated and successfully tested SPF at QAI Labs on June 28, 2016.

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

Since 2013, the Company has engaged with QAI Laboratories, a similar consumer rating and product monitoring agency as Underwriters Laboratories (UL), to certify the coating process and provide a listing for the fire efficacy of Eco Red Shield treated lumber products.

The Company has further engaged QAI Laboratories as the third-party factory Quality Control auditing company, providing audit services and third party inspections to all ESR listed facilities, and facilities producing Eco Red Shield for the purposes of satisfying FRTW lumber per ASTM E84 requirements. Eco Red Shield is now successfully qualified to produce code approved lumber products in five locations across the country. Having the ability to stamp/label the lumber with the equivalence to traditional pressure treated lumber presents enormous opportunities in the supply chain, and not limited to, Big Box Retailers, national homebuilding supply companies, wholesalers and manufacturers.

Patents:

The Company has two patents pending: The patent application, entitled “Formulation and Method for Preserving Wood,” was filed August 16, 2016 with the United States Patent and Trademark Office (USPTO) and has been accorded United States Patent Application No. 15/238,463. The application not only encompasses the Company’s Wood Surface Film Concentrate™ (WSFC™) formulation, but also its derivative formulations including Eco SP™, Eco AFL™ and Eco FT™. The Company’s second patent application, entitled Fire Inhibitor Formulation on November 4, 2016, was accorded United States Patent Application No. 15/344,298 as a continuation-in-part application of Eco’s USPTO Application No. 15/238,463, entitled Formulation and Method for Preserving Wood. On March 30, 2018, the USPTO converted USPTO Application No. 15/238,463 into Patent No. 9,920,250.

Trademarks: The Company has filed for trademark protection on various service marks in several categories to include the “Eco” logo, “Eco Red Shield” name, “FRC Technology” - Fire Retardant Coatings and “Wood Surface Film” technology.

Customers Relationships: We have three Customers that are approved to produce our Eco Red Shield product in various locations around the USA. We have a formal written agreement with one of these customers while the other two customers purchase chemical concentrates and adhere to our quality control program. Revenues that are generated from our customers are booked as chemical sales. The Company has also developed an customer coating program that allows lumber companies to coat commodity lumber at their mills/facilities.

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

At the same time the semi-permeable barrier minimizes naturally occurring formaldehyde off-gassing. The process and chemistry have no adverse effect on strength values and puts whole house protection within reach of the average homeowner.

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

Competition

We believe that our products are positioned to capture significant market share of the current non-treated wood market. The treated wood market is mature with large established chemical manufacturers, with functionally equivalent technologies and fierce competition. However, we appear to have a unique product with a combination mold, rot, decay, termite and fire inhibitor that meets HUD standards for above ground structural and sheathing wood components. This, combined with a low cost, easy to deploy treating operation positions the Company to disrupt the Industry.

Chemical supply to the Wood Preservation Industry is dominated by four incumbent players – Koppers, Inc., Hoover Treated Wood Products, Inc., Viance and Arch/Lonza Chemicals, Inc. It is likely that competitors will field their own offerings, and while a few already exist in partial or equivalent form to Eco Red Shield™, none have successfully commercialized a complete alternative.

It is likely that competitors will field their own offerings, and a few already exist in partial or equivalent form, such as Frame Guard and Wolman® AG wood treatment offered by Arch/Lonza Chemical, TRUE-CORE® offered by Kop-Coat and Nature Wood offered by Osmose, Inc. These products and more are continuing to show up in the market as a result of ECOB’s marketing and promotional efforts to raise awareness for the need and market potential for topical coatings. To date none of these topical coatings have the full suite of protection offered by Eco Red Shield. These chemical companies sell to independent wood treaters and lumberyards.

The Fire Pressure Treating Industry is dominated by three incumbent players – Koppers, Inc., Hoover Treated Wood Products, Inc. and Arch/Lonza Chemicals, Inc. It is likely that competitors will field their own offerings, and a few already exist in partial or equivalent form, such as Frame Guard offered by Arch/Lonza Chemical and Nature Wood offered by Osmose, Inc.

ECOB’s vision is to provide affordable protection against mold, termites, wood rot decay and fire for every wood framed structure.

Employees

As of June 30, 2017, we had 4 full time employees consisting of Mr. Tom Comery, our Chief Executive Officer, Mr. Mark Vuozzo, our Chief Technical Officer, a Controller and a Director of Operations. Mr. Vuozzo was put on unpaid administrative leave on or about June 30, 2017 and has subsequently left the company.

After our fiscal year end of June 30, 2017, the Company hired Jinxue Jiang, PhD. as the Company’s Director of Chemistry and Technology. Dr. Jiang officially assumed his new role on August 14, 2017. He will be responsible for leading the Company’s scientific efforts including research and new product development. Dr. Jiang is also the author of fifteen peer reviewed papers and two patents and is considered a subject matter expert in the areas of wood physics and chemistry as well as polymer science. He has extensive experience in wood protection, high performance composites, adhesives and coatings as well as intumescent fire retardants.

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

To correct some control deficiencies, management has proposed review of material adjustments to the financial statements by the Board of Directors and the audit committee. The Chief Executive Officer has also implemented certain controls to provide some segregation of duties. He has also implemented procedures that require approval of significant financial transactions before those transactions are executed.

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

Our independent registered public accountants included an explanatory paragraph in their audit report in connection with our financial statements for the fiscal years ended June 30, 2017 and 2016 stating that because we had recurring losses from operations, negative cash flows from operations and a working capital deficit, there is substantial doubt about our ability to continue as a going concern. These factors, along with others, may indicate that we will be unable to continue as a going concern for a period of twelve months or less. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors, and this report may make it difficult for us to raise additional debt or equity financing necessary to continue the development of our business plan.

Our continuation as a going concern is dependent on our ability to raise additional funds through private placements of equity and/or debt sufficient to pursue our business plan, to meet our current obligations and to cover operating expenses through June 30, 2018, our fiscal year end. There is no assurance that we will be able to secure additional funding in the future, and in the event we are unable to raise additional capital in the near future, it is probable that any investment in our Company will be lost.

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

Corporate Headquarters

In February 2016, the Company entered into an agreement to lease office facilities with a small warehouse at our San Diego, CA location. The term of the lease is for three years. The initial monthly installment of base rent amount was calculated by multiplying the initial monthly base rental rate per rentable square foot amount by the number of rentable square feet of space in the premises. In all subsequent base rent payment periods during the lease term commencing on March 1, 2017, the calculation of each monthly installment of base rent amount reflects an annual increase of three and one half percent (3.5%). All operations are conducted at corporate headquarters. The details on the lease are as follows:

●	Base rent - $2,807 per month. As of June 30, 2017, the base rent is $2,904.21
●	Base rent increase of 3.5% per year
●	Company is responsible to pay its proportionate share of common area maintenance. As of June 30, 2017, the Company’s share of the common area maintenance is estimated at $1,102.00 per month.
●	Termination date – April 30, 2019
●	Renewal Option – Yes
●	Security Deposit - $9,333

Item 3.	Legal Proceedings

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

Outstanding payroll taxes

Beginning in December 2009, Eco incurred unpaid federal payroll tax liability. This liability continued to grow. At June 30, 2015, The Company owed approximately $730,000 in past due federal and state payroll taxes, of which approximately $660,000 is due to the Internal Revenue Service (IRS). There were also penalties and interest incurred. The Company subsequently paid $25,000 to the IRS under a $20,000 per month payment arrangement. Due to financial constraints, the Company could not continue the payment arrangement. The IRS intervened and has executed a UCC filing for the outstanding tax liability. No payment arrangement exists for State tax purposes. The IRS has designated Eco Building Products, Inc as unable to pay currently and no action is being taken at this time. The Company has accrued balance of $654,390 as of June 30, 2017 and 2016 and is included in payroll and taxes payable in the consolidated balance sheets.

Port of Tacoma v Eco Building Products

On May 27, 2016, the prior landlord of the Tacoma, WA, facility obtained a judgment for the collection of unpaid rent in the amount of $168,998 inclusive of interest and attorney fees. The Company has accrued balance of approximately $180,000 as of June 30, 2017 and 2016, respectively, and is included in other payables and accrued expenses in the consolidated balance sheets.

World Global Financing v. Eco Building Products, Inc.

On or about October 15, 2016, A Summons & Complaint has been filed for the sum of $31,118 pertaining to a default on a contract with World Global Financing. This litigation is pending, and the Company has a high level of confidence it will prevail. As a result, no accrual has been established as of June 30, 2017.

Muaz Mutwakil v. Eco Building Products, Inc.

Muaz Mutwakil v. Eco (Superior Court, San Diego County, CA) : Muaz Mutwakil (“Mutwakil”) brought a lawsuit against Eco on January 5, 2017, claiming breach of contract and seeking payment of purported commissions. The Company disputes the validity of the allegations and is vigorously contesting the allegations. The Company thus far has obtained no evidence that Eco and Mr. Mutwakil entered into any agreement and thus, subject to subsequent production of evidence substantiating the claims, is confident about its defense of this action. On May 22, 2018, Mr. Mutawakil submitted a motion to dismiss the complaint with prejudice. Motion to dismiss the case with prejudice was granted.

Pending Litigation between Eco Building Products and former Chief Technical Officer and Board Officer Mark Vuozzo

In May of 2017, Mr. Vuozzo filed a demand for arbitration with the AAA for unpaid salary under a purported employment agreement that the Company is disputing and litigating in CO. This file has since been closed by the AAA. On June 16, 2017 Mr. Vuozzo filed a claim for unpaid wages with the CA Labor Commission which was later dismissed on June 27, 2017 and the file was closed.

On June 26, 2017, the Company filed suit in Colorado against its former CTO, Mark Vuozzo, seeking to enjoin him from retaining, using or disclosing the Company’s intellectual properties including trade secrets. Mr. Vuozzo has since signed a NDA pertaining to such IP and trade secrets as well as a sworn affidavit declaring that he has not retained, nor will he use or disclose any Company trade secrets or confidential information. Further, the Company is disputing the validity of Mr. Vuozzo’s purported employment contract and is seeking damages associated with breach of fiduciary responsibilities. The court recorded notice of Mr. Vuozzo filing a bankruptcy petition. The case was dismissed on February 25, 2018.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the OTC Markets Group, Inc.’s Pink Market under the symbol “ECOB.” Our fiscal year ends on June 30 of each year. The following table sets forth, for the periods indicated, the actual high and low closing bid prices of our Common Stock (rounded to the nearest penny) as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. Effective November 4, 2016 our Common Stock underwent a 1-for-100 reverse split.

Price Range of Common Stock

The table below sets forth the high and low closing price per share of our common stock for each quarter of our last two years. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Quarter Ended	High	Low
June 30, 2017	$0.0009	$
March 31, 2017	$0.0060		$0.0009
November 4, 2016 through December 30, 2016	$0.0164		$0.0051
October 3, 2015 through November 3, 2016, 2016	$0.0001		$0.0001
September 30, 2016	$0.0001		$0.0001
June 30, 2016	$0.0001		$0.0001
March 31, 2016	$0.0001		$0.0001
December 31, 2015	$0.0001		$0.0001
September 30, 2015	$0.0021		$0.0001

Approximate Number of Equity Security Holders

At June 30, 2017, there were approximately 117 holders of record of our Common Stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

There were no warrants issued during the year of 2017.

Stock Option Grants

-

The Company had, previous to 2016, purportedly issued 800,000 shares as options to the Chief Technical Officer which are outstanding as of June 30, 2017. The Company is in litigation challenging the validity of this purported issuance and denies that any options or shares are outstanding. The inclusion of this disclosure in this Report is not to be construed as the Company’s admission as to the validity of any of the CTO’s claims

The Company has commenced litigation in Colorado and asserted defenses in litigation in California challenging its former Chief Technology Officer (“CTO”)’s contention that, effective November 1, 2013, the Company entered into an employment agreement with him for a term of five (5) years and which renew automatically for succeeding terms of one (1) year each (“Renewal Terms”) unless either party gives notice to the other at least 30 days prior to the expiration of any term of said party’s intention not to renew the agreement. The Board of Directors never ratified the agreement, as the Company’s By-Laws require, and, for a variety of other reasons, including the self-dealing nature of the purported arrangement, the Company is vigorously contesting the CTO’s contention that he was promised an annual salary of $250,000, allegedly totaling $689,930 as of June 30, 2017 and 2016, and various cash bonuses and stock options at a time when the Company could not have afforded to enter into such an alleged obligation.

As noted above, the Company is in litigation challenging the validity of the purported employment agreement and denies that any accrued compensation is due to the former CTO. The inclusion of this disclosure in this Report is not to be construed as the Company’s admission as to the validity of any of the CTO’s claims.

-	As partial consideration for the Executive Severance Agreement and General Release of All Claims Agreement (the “Separation Agreement”) entered into between ECOB and Steve Conboy on June 15, 2015, the Company issued an option to purchase 57,729 (post-split) (pre-split of 5,786,228) shares which equals one percent (1%) of the total number of shares outstanding on the date of the Separation Agreement with an exercise price of $0.38 ($0.0038 pre-split) (which is the closing price on the date of the grant expiring on June 18, 2025). This option grants vests as follows: (i) 50% vested immediately; and (ii) 50% vests on December 18, 2015. As of June 30, 2017, Steve Conboy has not chosen to exercise this option.

Dividends

We have never declared or paid any dividends on our Common Stock. We currently intend to retain all available funds for use in the operation and development of our business and, therefore, and do not expect to declare or pay any cash dividends in the foreseeable future.

The Preferred C Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that are not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. The default interest rate provision was triggered in September 2015. The Company has calculated the redemption value of the dividend liability and included it in the mezzanine section of the balance sheet. As of June 30, 2017 and 2016, the Company had accrued dividend liability of $5,677,162 and $3,597,929, respectively, for Preferred C Stock.

The Preferred D Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred D Stock outstanding. The Company has calculated  the redemption value of the dividend liability and included it in the mezzanine section of the balance sheet. As of June 30, 2017 and 2016, the Company had accrued dividend liability of $821,928 and $369,457, respectively, for Preferred D.

Unregistered Sales of Equity Securities

Series D Preferred Stock Financing

The terms of the Preferred D Stock are as follows:

●	The Preferred D Stock shall have no voting rights.

●	The Preferred D Stock is convertible at any time at 60% of the lowest VWAP of the 25 days leading up to conversion multiplied by the stated value of $100.

●	The Preferred D Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. The default interest rate provision was triggered in September 2015. The Company has calculated the redemption value of the dividend liability for each reporting period and included it in the mezzanine equity section of the balance sheet. As of June 30, 2017 and 2016, the Company the amount of accrued dividend liability included in mezzanine equity is $821,928 and $369,457, respectively, for Preferred D Stock.

●	The Preferred D Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

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

As of June 30, 2017, 20,947 shares of Series D Preferred Stock are issued and outstanding. There were no issuances of Series D shares during 2017. None have been converted or redeemed by the Company.

Series C Preferred Stock Financing

On May 30, 2014, the Company authorized 120,000 shares of a newly-created Series C 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred C Stock”).

The terms of the Preferred C Stock are as follows:

●	The Preferred C Stock shall have no voting rights.

●	The Preferred C Stock is convertible at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.

●	The Preferred C Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360 day year. Any dividends, whether paid in cash or shares of Common Stock, that are not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. The Company has calculated the redemption value of the dividend liability and included it in the mezzanine section of the balance sheet. As of June 30, 2017 and 2016, the Company the amount of accrued dividend liability included in mezzanine equity is $5,677,162 and $3,597,929, respectively, for Preferred C Stock.

●	The Preferred C Stock shall have a liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

As of June 30, 2017, no additional shares of Series C Preferred Stock have been issued. The Company has converted a total of 2,802 shares of Series C Preferred Stock, leaving a total balance of 94,288 shares of Series C Preferred Stock as of June 30, 2017.

Item 6.	Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended June 30, 2017 and 2016 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Results of Operations for the Year end June 30, 2017 as Compared to the Year ended June 30, 2016

By fiscal year end the Company had completed the transition to its new business model by exiting the Augusta, GA treating facility.

We undertook a fundamental shift in how we go to market beginning in January of 2016 which transformed the Company from a supplier of treated wood products to a developer of wood protection chemistry and technology; or what can be referred to as a “chemical sales only” business model. This involved the closure of various treating (coating) facilities to refocus our efforts first and foremost on research and development, and then the sales and marketing required to bring the products to market through various prospective channels.

REVENUE

The net effect on revenue of the aforementioned repositioning was to essentially become start-up like and pre-revenue. Revenue streams prior to FQ3 2016 would include wood products, the cost of application, as well as the chemistry. Revenues thereafter are for chemical sales only.

●	The Company’s subsidiary, WPT, won its first national contract in March of 2017 and hence had minimal sales through the first 3 fiscal quarters, with the bulk occurring in FQ4.

	June 30, 2017	June 30, 2016
Sales	$486,313	$445,980

●	Channel strategy going forward will be through sawmills, pro-lumber yards with manufacturing capability, truss fabricators and secondary wood products manufacturers.

COST OF SALES AND GROSS PROFIT

The new business model produced the first gross profit in the Company’s history, going from a gross loss of $404,734 in 2016 to a gross profit of $242,301. This was due in large part to our fundamental cost restructuring as follows:

Cost of Sales	2017	2016
Raw materials	$199,892	$278,878
Labor	14,077	233,521
Facilities	10,409	233,305
Vehicle expense	1,436	16,371
Warehousing	18,198	42,024
Equipment	-0-	46,614
Total cost of sales	$244,012	$850,714

In addition to the positive effects of our cost restructuring, we employ an intricate cost and margin modelling tool that allows us to track cost inputs for our various ingredients to measure and predict the impact on margins and price. With only a few exceptions, pricing is established at the senior executive level.

Raw material costs decreased because the company was no longer purchasing lumber to treat the wood itself. It focused on producing the wood treatment product that was then sold to the larger wood treatment companies. Labor costs decreased substantially as there was no longer a need to have a labor force that pressure treated lumber or applied the treatment product manufactured by Eco. Facility costs decreased dramatically as a consequence of closing down multiple production facilities. Vehicle expenses were reduced as a result of the shutdown also. Eco no longer kept company vehicles. Warehousing decreases as part of the shutdown. When there was no longer a need to purchase lumber and store lumber storage and warehouse facilities were closed. Equipment maintenance and rentals decreased with the cessation of closing down the facilities, as repairs for equipment used in the production facilities were no longer needed. Upon closing down of the facilities, the Company had no future obligations that were required to be accrued or disclosed.

Gross profit margins on a percentage basis improved to 49.8% from a negative 90.8%.

Operating Expenses

Overall, our operating expenses were reduced by $177,000 or 8% compared to the prior year ending June 30, 2016.

Marketing expense declined by 80% but was offset by outsourced marketing services reflected in professional service expenditures. Compensation declined by $243,000 or 32% as we operated in 2017 without a CFO. Further, 2016 was inflated by staff reduction costs such as severance, and vacation payouts. Other general and administrative costs were reduced by $245,000 or 43% as we exited legacy cell phone plans and changed insurance carriers. In addition, 2016 G&A was inflated by a sales tax penalty paid for previous years.

Research and development costs rose $14,000 or 5% with increased third party testing and the related costs of preparing and transporting test samples. Professional services expenditures rose by $359,000 or 122% including increases for outsourced marketing for social media, investor awareness and our AIA electronic outreach campaigns as well as increased spending for legal services.

Other Income (Expenses) - For the fiscal year ended June 30, 2017, total interest and amortization expense of $1,760,238 was recognized, an increase of $746,501 from the year ending June 30, 2016, primarily representing interest on the convertible notes and interest to secured promissory note holders. The Company recognized a $5,462,758 loss on derivative liability due to change in the fair value of the derivative liability, the derivative expense of $1,316,463 is related to convertible debt and convertible preferred shares issued.

Liquidity and Capital Resources

On June 30, 2017, we had $36,988 in cash on hand. During the year ended June 30, 2017, net cash used in our operating activities amounted to $1,183,772. Net cash used during the same period for our investing activities totaled $51,063. During the same year, we received proceeds resulting in net cash from financing activities of $1,226,670 of which $692,400 was received from the issuance of convertible notes payable and $534,270 was received from borrowings from notes payable.

The following table sets forth selected cash flow information for the year ended June 30, 2017:

Net cash used in operating activities	$(1,183,772)
Net cash used in investing activities	(51,063)
Net cash provided by financing activities	1,226,670
Net change in cash	$(8,165)

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

Critical Accounting Policies

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Asset.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

Issuances Involving Non-Cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services.

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50 “Equity-Based Payments to Non-Employees”. This standard defines a fair value based method of accounting for stock-based compensation. In accordance with ASC Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Monte Carlo option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. Options are granted at a price not less than the fair market value of the stock on the date of grant. Generally, options vest over periods not exceeding four years and are exercisable for up to ten years from the grant date.

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

The Company estimates the fair values of derivative financial instruments using the Monte Carlo valuation technique. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates (such as volatility, estimated life and interest rates) that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes.

The Company recorded derivative liability of $43,255,782 for the year ending June 30, 2017. A $37,184,733 derivative liability was recorded for the year ending June 30, 2016. There was a loss on the derivative valuation of $5,462,758 for the year ending June 30, 2017 and a loss of $21,508,826 on derivative valuation for the year ending June 30, 2016.

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

The Company had product sales revenue of $486,313 of which $400,531 represented one customer representing 82% of total sales for year ended June 30, 2017. The Company had accounts receivable of $85,308 for the one customer as of June 30, 2017. The Company had product sales revenue of $445,980 of which $207,213 and $73,999 represented two customers representing 46% and 17% of total sales for year ended June 30, 2016, respectively. The Company had accounts receivable of $0 for two customers as of June 30, 2016.

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

If current and projected revenue growth does not meet Management estimates, the Management may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. The Company has already taken steps to reduce expenses. Additionally, the Company has recently changed the product offering to better align with our product certifications and the intended use. This has resulted in three products now marketed as “Sill Plate” to meet the accolades of our TER 1511-09, “Advanced Framing Lumber” to meet the accolades of our TER 1511-10 which includes the attributes of Sill Plate with the addition of our Fire Inhibitor. This product is meant for the full framing package of a wood framed building and is sold as a value added protection. Our third product is offered as “Fire Treatment or FT” to meet the accolades of our TER 1510-01 which includes all of the prior two accolades and is the original formulation meeting the IBC Section 2303.2 as an alternate material to the use of Fire Retardant Treated Wood (FRTW). This change has afforded the company and its customers the ability to address each segment of the market increasing sales opportunities and allowing the Company to make a consistent margin on every sale. Nevertheless, the Company continues to experience cash flow difficulties and there is no assurance of when it may be profitable.

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

ECO Building Products, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eco Building Products, Inc.

We have audited the accompanying consolidated balance sheet of Eco Building Products, Inc. (the “Company”) as of June 30, 2017, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017, and the results of its operations, changes in stockholders’ deficit and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Benjamin & Young, LLP

Anaheim, California

September 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eco Building Products, Inc.

We have audited the accompanying consolidated balance sheet of Eco Building Products, Inc. (“the Company”) as of June 30, 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eco Building Products, Inc. as of June 30, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

October 13, 2016, except for Note 3, as to which the date is September 12, 2019

ECO BUILDING PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

June, 30	2017	2016
		(Restated)
ASSETS

Current Assets:
Cash	$36,988	$45,153
Accounts receivable, net of allowance for bad debt of $1,607 and $1,607	88,111	2,150
Inventories	7,418	51,357
Prepaid expenses	-	3,000
Other current assets	69,567	11,793
Total current assets	202,084	113,453

Non-current Assets:
Property and equipment, net	82,503	382,128
Total non-current assets	82,503	382,128

Total assets	$284,587	$495,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,683,000	$1,460,959
Payroll and taxes payable	1,933,287	1,675,638
Accrued interest	1,477,621	749,766
Other payables and accrued expenses	407,583	241,156
Derivative liability	43,255,782	37,184,733
Convertible notes, net	1,889,824	1,116,088
Notes payable	2,365,490	1,831,220
Total current liabilities	53,012,587	44,259,560

LIABILITIES RELATED TO DISCONTINUED OPERATIONS
Net liabilities related to discontinued operations	1,148,229	1,148,229

Total liabilities	60,659,906	45,407,789

Commitments and Contingencies

Mezzanine
Dividends payable on preferred stock	6,499,090	3,967,386
Preferred Stock:
Preferred stock, Series C, $0.001 par value, 120,000 shares authorized, 94,288 and 97,090 shares issued and outstanding at June 30, 2017 and 2016, respectively	11,314,529	11,650,822
Preferred stock, Series D, $0.001 par value, 30,000 shares authorized, 20,947 shares issued and outstanding at June 30, 2017 and 2016	2,513,725	2,513,725
Redeemable Preferred stock	13,828,254	14,164,547
Total mezzanine	20,327,344	18,131,933

Stockholder’s Deficit:
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 1,357,257,232 and 37,564,120 shares issued and outstanding at June 30, 2017 and 2016, respectively	1,357,260	37,564
Treasury stock	(1,434)	(1,434)
Additional paid-in capital	36,300,115	38,182,693
Accumulated deficit	(111,859,514)	(101,262,964)
Total stockholder’s deficit	(74,203,573)	(63,044,141)

Total liabilities and stockholder’s deficit	$284,587	$495,581

The accompanying notes are an integral part of these consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30,	2017	2016
		(As Restated)
Net sales	$486,313	$445,980
Cost of sales	244,012	850,714

Gross profit (loss)	242,301	(404,734)

Operating expenses:
Research and development	288,565	275,170
Marketing	15,703	75,431
Compensation expenses	522,770	765,955
Rent- facilities	65,885	67,985
Professional fee	654,422	295,485
Other general and administrative expenses	327,727	572,277
Total operating expenses	1,875,072	2,052,303

Loss from operations	(1,632,771)	(2,457,037)

Other income (expense):
Interest and debt discount amortization expense	(1,760,238)	(1,013,737)
Gain (loss) on derivative liability	(5,462,758)	(21,508,826)
Derivative expense	(1,316,463)	(1,950,573)
Other expenses	(246,983)	(38,650)
Other income	6,500	9,140
Gain (loss) on settlement of debt	-	744,587
Loss on disposal of property and equipment	(183,837)	(171,354)
Total other expense, net	(8,963,779)	(23,929,413)

Loss before provision for income taxes	(10,596,550)	(26,386,450)

Income tax provision	-	-

Net loss	$(10,596,550)	$(26,386,450)

Less: preferred stock – deemed dividends	2,531,703	8,829,246

Net loss attributable to common stockholders	$(13,128,253)	$(35,215,696)

Earnings per common share
Basic and diluted	$(0.07)	$(1.34)

Weighted average common shares outstanding
Basic and diluted	201,404,594	26,313,792

The accompanying notes are an integral part of these consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals

Balance at June 30, 2015 (restated)	6,086,228	$6,086	(14,330)	$(1,434)	$46,131,372	$(74,876,514)	$(28,740,490)

Shares issued on conversion of Preferred C shares	26,244,678	26,245	-	-	(26,245)	-	-
Shares issued for convertible notes	5,233,214	5,233	-	-	62,336	-	67,569
Reduction of derivative liability upon conversion of Preferred C shares and convertible notes	-	-	-	-	832,009	-	832,009
Deemed dividends related to preferred C and D shares	-	-	-	-	(8,829,246)	-	(8,829,246)
Stock options expense	-	-	-	-	12,467	-	12,467
Net loss (as restated)	-	-	-	-	-	(26,386,450)	(26,386,450)

Balance at June 30, 2016 (restated)	37,564,120	37,564	(14,330)	(1,434)	38,182,693	(101,262,964)	(63,044,141)

Shares issued on conversion of Preferred C shares	733,643,304	736,788	-	-	(400,548)	-	336,240
Shares issued for convertible notes	580,129,533	580,131	-	-	(370,209)	-	209,922
Decrease in derivative liability upon conversion of convertible notes	-	-	-	-	588,549	-	588,549
Decrease in derivative liability upon conversion of Preferred C shares	-	-	-	-	806,314	-	806,314
Shares issued in lieu of interest	2,776,950	2,777	-	-	25,020	-	27,797

Deemed dividends related to preferred C and D shares					(2,531,704)	-	(2,531,704)
Net loss	-	-	-	-	-	(10,596,550)	(10,596,55)

Balance at June 30, 2017	1,354,113,907	$1,357,260	(14,330)	$(1,434)	$36,300,115	$(111,859,514)	$(74,203,573)

The accompanying notes are an integral part of these consolidated financial statements

ECO BUILDING PRODUCTS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended June 30,	2017	2016
		As Restated
Cash flows from operating activities:
Net loss	$(10,596,550)	$(26,386,450)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	115,722	149,925
Amortization of debt discount	959,921	411,060
Derivative expense	1,316,463	1,950,573
Stock Based Compensation	-	12,466
Financing costs (interest expense)	-	148,125
Loss (gain) on derivative liability fair value adjustment	5,462,758	21,508,826
Loss (gain) on settlement of debt	-	(744,587)
Loss on disposal of property and equipment	183,837	171,354
Expense paid on behalf of the Company	-	9,743

Changes in assets and liabilities:
Accounts receivable	(85,961)	11,895
Inventories	43,909	120,274
Prepaid expenses and other current assets	(3,711)	29,945
Accounts payable	267,879	204,632
Payroll and taxes payable	257,649	103,852
Other payable and accrued expenses	894,282	565,324
Net cash used in operating activities	(1,183,772)	(1,733,043)

Cash flows from investing activities:
Purchase of property and equipment	-	(174,426)
Employee loans	(51,063)	-
Net cash used in investing activities	(51,063)	(174,426)

Cash flows from financing activities:
Payments on related party notes	-	(45,000)
Proceeds from issuances of series D convertible preferred stock	-	1,097,082
Proceeds from borrowings from convertible notes payable - non-related parties	-	412,000
Payments on convertible notes payable - non-related parties	692,400	-
Proceeds from borrowings from notes payable	534,270	817,500
Payments on notes payable	-	(359,393)
Payments on notes payable - vehicles loan	-	(9,873)
Net cash used in financing activities	1,226,670	1,912,316

Net increase (decrease) in cash	(8,165)	4,847

Cash – beginning of year	45,153	40,306

Cash – end of year	$36,988	$45,153

Supplemental disclosure of cash flow information:
Cash paid during the years for:
Interest	$-	$17,000
Income taxes	$800	$800

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable to common shares	$209,922	$-
Conversion of Preferred C convertible preferred stock to common shares	$336,246	$26,245
Original issuance discount (OID)	$-	$41,844
Preferred stock – deemed dividends	$2,531,704	$8,829,246

The accompanying notes are an integral part of these consolidated financial statements

Eco Building Products, Inc.

Notes to Consolidated Financial Statements

June 30, 2017 and 2016

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

ECOBLU was organized May 20, 2009 in Nevada as a wholesale distributor and manufacturer of proprietary wood products coated with an eco-friendly chemistry that is designed to protect against mold, rot, decay, termites and fire. The Company has also developed an customer coating program that allows lumber companies to coat commodity lumber at their facilities contingent upon their stocking the Company’s inventory and supporting the Company’s products.

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

On May 31, 2011, the Company formed E Build & Truss, Inc. (“E Build”) in the State of California. E Build was formed for the purpose of operating the Company’s truss manufacturing activities. In April 2015, E Build was sold.

On October 5, 2016, the Board of Directors of Eco Building Products, Inc., a Colorado corporation (the “Company”) with the approval of its board of directors and a majority of its shareholders, filed Articles of Amendment with the Secretary of State of Colorado authorizing and approving a reverse stock split of One for One Hundred (1:100) of the Company’s total issued and outstanding shares of common stock (the “Stock Split”). The Stock Split decreased the total issued and outstanding shares of common stock from 3,969,461,958 to 39,694,620 shares of common stock. On November 4, 2016, the Stock Split became effective upon the receipt of approval from the Financial Industry Regulatory Authority (“FINRA”). All common stock, equity, share, and per share amounts have been retroactively adjusted to reflect the Stock Split.

On December 16, 2016, the Company formed the subsidiary, Wood Protection Technologies, Inc., (WPT) in the State of Nevada.

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

If current and projected revenue growth does not meet Management estimates, the Management may continue to choose to raise additional capital through debt and/or equity transactions, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. The Company has already taken steps to reduce expenses. Additionally, the Company has recently changed the product offering to better align with our product certifications and the intended use. This has resulted in three products now marketed as “Sill Plate” to meet the accolades of our TER 1511-09, “Advanced Framing Lumber” to meet the accolades of our TER 1511-10 which includes the attributes of Sill Plate with the addition of our Fire Inhibitor. This product is meant for the full framing package of a wood framed building and is sold as a value added protection. Our third product is offered as “Fire Treatment or FT” to meet the accolades of our TER 1510-01 which includes all of the prior two accolades and is the original formulation meeting the IBC Section 2303.2 as an alternate material to the use of Fire Retardant Treated Wood (FRTW). This change has afforded the company and its customers the ability to address each segment of the market increasing sales opportunities and allowing the Company to make a consistent margin on every sale. Nevertheless, the Company continues to experience cash flow difficulties and there is no assurance of when it may be profitable.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Eco Building Products, Inc. and its subsidiary Wood Protection Technologies, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain expenses previously included in general and administrative in the prior year have been reclassified to cost of goods sold to reflect current accounting practices.

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on how the Company’s chief operating decision maker internally evaluates separate financial information, business activities and management responsibility. Accordingly, the Company has one reportable segment, consisting of the distribution of proprietary wood products coated with an eco-friendly chemistry that is designed to protect against mold, rot, decay, termites and fire. The Company generates revenues from one geographic areas, consisting of the United States.

Accounts Receivable

Accounts receivable are reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages, information collected from individual customers related to past transaction history, creditworthiness, changes in payments terms and current economic industry trends. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. The allowance for doubtful accounts was, $1,607 and $1,607 as of June 30, 2017 and 2016, respectively.

Inventories

Inventories primarily consist of chemicals and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value). Net realizable value is the respective inventory’s estimated selling price reduced by the cost of completion and disposal. The Company also evaluates its inventories on an ongoing basis based on the demand of its inventories. If the Company deemed that the inventories do not have demand, the Company reserves those slow-moving inventories as obsolete inventories.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. Accordingly, as of June 30, 2017 and 2016, the Company recorded an impairment expense of $0 and $0, respectively.

Issuances Involving Non-Cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services. The non-cash consideration received pertains to settlement of accrued compensation, consulting and advisory services, debt cancellation, conversion of Preferred Series C shares and a related party equipment purchase.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company incurred a net loss for the years ended June 30, 2017 and 2016, there are no common stock equivalents. Consequently, as a result, the weighted average share for basic and diluted is the same.

Credit Risk

At times, the Company maintains cash balances at a financial institution in excess of the $250,000 FDIC insurance limit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Convertible Debentures

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method. If a BCF is convertible into a variable number of shares it is accounted for as a derivative liability.

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

The Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”), as the convertible debt agreements contain an item that the number of shares to be received upon conversion is based on a discount to the lowest average share price over a set period prior to conversion, the convertible debt failed to pass the “fixed for fixed” criteria of ASC815, the conversion feature of the convertible debt should have to be bifurcated and recorded separately until the conversion date.

The Company issued a Common Stock Purchase Warrant, allowing M2B Funding Corporation the right to purchase up to 200,000 (post-split) shares (20,000,000 pre-split shares) of Common Stock on September 16, 2015 and expire, 2019. The exercise price per share of the Common Stock under these warrants is $2.00 post-split ($0.02 pre-split) subject to certain adjustments. The warrants were valued at $1,996 using the Black-Scholes Option Model with a risk-free interest rate of 1.11%, volatility of 207.07%, and trading price of $0.01 per share. As of June 30, 2017, the warrants had a value of $0.

The Preferred C Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360-day year. Any dividends, whether paid in cash or shares of Common Stock, that are not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. This adjustment was triggered in September 2015. The Company has calculated the redemption value of the dividend liability for each reporting period and included it in the mezzanine equity section of the balance sheet. The Company amount of accrued dividend liability included in mezzanine equity is $5,677,162 and $3,597,929, respectively, for Preferred C Stock as of June 30, 2017 and 2016, respectively.

The Preferred D Stock has a 12% per annum stated dividend rate, which is calculated daily on a 360-day year. Any dividends, whether paid in cash or shares of Common Stock, that not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred D Stock outstanding. This adjustment was triggered in September 2015. The Company has calculated the redemption value of the dividend liability for each reporting period and included it in the mezzanine equity section of the balance sheet. The Company amount of accrued dividend liability included in mezzanine equity is $821,928 and $369,457, respectively, for Preferred D Stock as of June 30, 2017 and 2016, respectively.

Based on ASC 815, the Company determined that the convertible debt and preferred stock contained embedded derivatives which the Company used an independent third-party valuation firm to value the convertible debt and embedded derivatives using the Monte-Carlo Simulation method. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates (such as volatility, estimated life and interest rates) that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s operating results will reflect the volatility in these estimate and assumption changes.

The Company used an independent third-party valuation firm (FFG Valuations) and the result was as follows:

		Year Ended June 30, 2017
Description	Fair Value at June 30, 2016	New Issuances	Changes in Fair Value	Conversions	Fair Value at End of Period

Derivative liability	$4,562,087	$2,031,999	$(699,874)	$(588,548)	$5,305,664
Preferred stock derivative liability	32,620,892	-	6,164,386	(835,161)	37,950,118
Warrants	1,754	-	(1,754)	-	-

	$37,184,733	$2,031,999	$5,462,758	$(1,423,709)	$43,255,782

		Year Ended June 30, 2016
Description	Fair Value at June 30, 2015	New Issuances	Changes in Fair Value	Conversions	Fair Value at End of Period

Derivative liability	$570,904	$1,232,429	$2,889,515	$(130,761)	$4,562,087
Preferred stock derivative liability	13,588,475	1,268,510	18,465,155	(701,248)	32,620,892
Warrants	39,470	-	(37,716)	-	1,754

	$14,198,849	$2,500,939	$21,316,954	$(832,009)	$37,184,733

The Company performs valuation of derivative instruments at the time of conversion. The change of the valuation at the conversion date is included as gain or loss from changes in fair value of derivative liability. The fair value at the date of conversion is recorded to additional paid-in capital and a reduction to derivative liability.

The fair value of derivative instruments is recorded and shown separately under current liabilities. Changes in fair value are recorded in the consolidated statement of income under other income (expenses).

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company accretes debt discount over the life of the convertible debt.

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

The Company had product sales revenue of $486,313 of which $400,531 represented one customer representing 82% of total sales for year ended June 30, 2017. The Company had product sales revenue of $445,980 of which $207,213 and $73,999 represented two customers representing 46% and 17% of total sales for year ended June 30, 2016, respectively.

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

Research and Development Expenses

Research and development expenses, consist of expenses related to its chemical products and application technologies. These expenses also include costs associated with the Company’s Chief Technical Officer for the current period. We incurred $288,565 and $275,170 for the years ended June 30, 2017 and 2016, respectively.

Advertising and Marketing Cost

Advertising and marketing costs are charged to operations when incurred. During the years ended June 30, 2017 and 2016 the Company incurred $15,703 and $75,431 respectively, in advertising and marketing costs.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Topic 606, which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to evaluate revenue recognition through a five-step process.  In applying the principles of Topic 606, more judgment and estimates are required within the revenue recognition process than were required under previous U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. The Company expects to implement this pronouncement effective July 1, 2018.

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

In early 2016, the Financial Accounting Standards Board issued an accounting standards update related to the financial reporting of leasing transactions (ASU 2016-2). Many companies are transitioning to the new rules. Under the new standard, companies will include leased assets and the related obligation on their balance sheets, in addition to classification changes to the income and cash flow statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases of terms of more than twelve months. The accounting by organizations that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current GAAP. However, the ASU contains some targeted improvements that are intended to align, where necessary, lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, ships, and construction and manufacturing equipment. For public companies, the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Thus, for a calendar year company, it would be effective January 1, 2019.

On July 13, 2017, the FASB issued ASU 2017-11, which makes limited changes to the Board’s guidance on classifying certain financial instruments as either liabilities or equity. The ASU’s objective is to improve (1) the accounting for instruments with “down-round” provisions and (2) the readability of the guidance in ASC 480 on distinguishing liabilities from equity by replacing the indefinite deferral of certain pending content with scope exceptions. The ASU’s guidance differs in some respects from that in the proposed ASU released in December 2016. In particular, the proposed requirement to recognize the value transferred upon the trigger of a down-round feature now applies only to equity-classified instruments for entities that disclose earnings per share (EPS). The ASU amends ASC 815 to exclude consideration of a down-round feature in the evaluation of whether an instrument is indexed to an entity’s own stock under ASC 815-40-15-7C. The Company has convertible notes that have a derivative component and are applicable. These amendments go into effect in December of 2019.

Discontinued Operations

On April 15, 2015, the Company completed the sale of E Build & Truss to former employees of the company. In exchange for certain assets, the purchaser accepted $112,102 of liabilities related to E Build and Truss. Included in the $1,148,229 of liabilities from discontinued operations in 2015 are $205,113 in accounts payable and $943,116 in accrued expenses related to E Build and Truss. As of June 30, 2017 and 2016, the net liabilities from discontinued operations was $1,148,229.

3.	Restatement

The Company has restated its previously filed June 30, 2016 consolidated financial statements to correct a material error related to the accounting for derivative liabilities and the dividends on preferred stock. As the result of a triggering event of default of the Series C and Series D Preferred Stock on September 30, 2015, the Company classified the Series C and Series D (the “Preferred Stock”) as permanent equity and derivative liability rather than temporary equity, disclosed but did not record dividends that accrued on the Preferred Stock and did not record the effect of the aforementioned dividends and related redeemable preferred stock that should have been marked to their maximum redemption value from the date of the triggering event forward. Accordingly, the restatement of the June 30, 2016 consolidated financial statements is provided below.

CONSOLIDATED BALANCE SHEET

	As of June 30, 2016
	June 30, 2016	Adjustment		Restated
CURRENT ASSETS
Cash	45,153			45,153
Accounts receivable, net	2,150			2,150
Inventory, net	51,357			51,357
Prepaid expenses	3,000			3,000
Other current assets	11,793			11,793
TOTAL CURRENT ASSETS	113,453			113,453

Property and equipment, net	382,128			382,128
TOTAL ASSETS	495,581			495,581

CURRENT LIABILITIES
Accounts payable	1,460,792	167	(a)	1,460,959
Payroll and taxes payable	1,675,638			1,675,638
Accrued interest	749,766			749,766
Other payables and accrued expenses	241,156			241,156
Derivative liability	37,376,605	(191,872)	(a)	37,184,733
Convertible notes, net	1,116,088			1,116,088
Notes payable	1,831,220			1,831,220
Notes payable- related party	-			-
TOTAL CURRENT LIABILITIES	44,451,265	(191,705)		44,259,560

LIABILITIES RELATED TO DISCONTINUED OPERATIONS	1,148,229			1,148,229

COMMITMENTS AND CONTINGENCIES	-			-

MEZZANINE
Dividends payable on preferred stock		3,967,386	(a)	3,967,386

		11,803,789	(a)
Redeemable preferred stock	-	2,360,758	(b)	14,164,547
Total mezzanine	-	18,131,933		18,131,933

STOCKHOLDERS’ DEFICIT
Preferred stock, Series A, $0.001 par value, 30,000 shares authorized, 0 and 30,000 shares issued and outstanding at June 30, 2016 and 2015, respectively	-			-
Preferred stock, Series B, $0.001 par value, 10,000 shares authorized, 0 and 0 shares issued and outstanding at June 30, 2016 and 2015, respectively	-			-
Preferred stock, Series C, $0.001 par value, 120,000 shares authorized, 97,090 and 104,440 shares issued and outstanding at June 30, 2016 and 2015, respectively	97	(97)	(a)	-
Preferred stock, Series D, $0.001 par value, 20,000 shares authorized, 20,947 and 9,979 shares issued and outstanding at June 30, 2016 and 2015, respectively	21	(21)	(a)	-
Common stock, $0.001 par value, 10,000,000,000 shares authorized, 37,564,120 and 6,086,228 shares issued and outstanding at June 30, 2016 and 2015, respectively	3,756,412	(3,718,848)	(c)	37,564
Treasury stock	(1,434)			(1,434)
		(15,870,025)	(a)
		(2,261,957)	(b)
Additional paid-in capital	52,595,827	3,718,848	(c)	38,182,693
Accumulated deficit	(101,454,836)	191,872	(a)	(101,262,964)
TOTAL STOCKHOLDERS’ DEFICIT	(45,103,913)	(17,940,228)		(63,044,141)

TOTAL LIABILITIES AND DEFICIT	495,581			495,581

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended June 30, 2016
	Previously
	Reported	Adjustment		Restated

REVENUE
Product and coating sales	445,980			445,980
COST OF SALES
Cost of sales	850,714			850,714

GROSS LOSS	(404,734)			(404,734)

OPERATING EXPENSES
Research and development	275,170			275,170
Marketing	75,431			75,431
Compensation expenses	765,955			765,955
Rent- facilities	67,985			67,985
Professional fees	295,486			295,486
Other general and administrative expenses	572,276			572,276
TOTAL OPERATING EXPENSES	2,052,303			2,052,303

LOSS FROM OPERATIONS	(2,052,303)			(2,052,303)

OTHER INCOME (EXPENSE)
Interest and amortization expense	(1,013,737)			(1,013,737)
Gain (loss) on derivative liability	(21,508,826)			(21,508,826
Derivative expense	(2,142,445)	191,872	(a)	(1,950,573)
Loss on impairment	-			-
Other expenses	(38,650)			(38,650
Other income	9,140			9,140
Gain (loss) on settlement of debt	744,587			744,587)
Loss on disposal of property and equipment	(171,354)			(171,354
TOTAL OTHER INCOME (EXPENSE)	(24,121,285)	191,872		(23,929,413)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(26,578,322)	191,872		(26,386,450)

NET LOSS FROM DISCONTINUED OPERATIONS	-			-

NET INCOME (LOSS)	(26,578,322)	191,872		(26,386,450)

		(2,500,802)	(a)
Less: preferred dividends	-	(6,328,444)	(b)	(8,829,246)

NET INCOME (LOSS) ATTRIBUTABE TO COMMON STOCKHOLDERS	(26,578,322)	(8,637,374)		(35,215,696)

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	(1.01)	(0.18)		(1.34)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic -	26,313,792			26,313,792
Diluted -	26,313,792			26,313,792

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended June 30, 2016
	Previously
	Reported	Adjustment		Restated

CASH FLOWS FROM OPERATING ACTIVITIES	(26,578,322)	(191,872)	(a)	(26,386,450)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciations expense	149,925
Amortization of debt discount	411,060			411,060
Derivative expense	2,142,445	191,872	(a)	1,950,573
Stock based compensation	12,466			12,466
Financing costs (interest expense)	148,125			148,125
Loss (gain) on derivative liability for fair value adjustment	21,508,826			21,508,826
Loss (gain) on settlement of debt	(744,587)			(744,587)
Loss on disposal of property and equipment	171,354			171,354
Expenses paid on behalf of the Company	9,743			9,743

Changes in assets and liabilities:
Accounts receivable	11,895			11,895
Inventories	120,274			120,274
Prepaid expenses and other assets	29,945			29,945
Accounts payable	204,632			204,632
Payroll and taxes payable	103,852			103,852
Other payables and accrued expenses	53,465			53,465
Accrued interest	511,859			511,859

Net cash provided by operating activities	(1,733,043)	-		(1,733,043)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	17,000			17,000
Income taxes	800			800

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable to common shares	-			-
Conversion of Preferred C convertible preferred stock to common shares	26,245			26,245
Original issue discount (OID)	41,844			41,844
		6,328,444	(b)
Preferred stock - deemed dividends	-	2,500,802	(a)	8,829,246

Notes:

The Company has restated its previously filed June 30, 2016 consolidated financial statements to correct a material error related to the accounting for derivative liabilities and the dividends on preferred stock. (a) As the result of a triggering event of default of the Series C and Series D Preferred Stock on September 30, 2015, the Company classified the Series C and Series D (the “Preferred Stock”) as permanent equity and derivative liability rather than temporary equity; and, (b) disclosed but did not record dividends that accrued on the Preferred Stock and did not record the effect of the aforementioned dividends and related redeemable preferred stock that should have been marked to their maximum redemption value from the date of the triggering event forward.

In addition, the restated financials have been adjusted to (c) reflect the effect of the October 2016 reverse stock split.

The Company reclassified convertible preferred stock as mezzanine equity on the consolidated balance sheet from stockholders’ deficit including common stock reverse stock split. The reclass retrospectively adjusted is as follows:

	As of June 30, 2015
	As Reported	Adjustment	Restated

Additional paid-in capital	$54,831,568	$(8,700,496)	$46,131,072
Convertible preferred C shares - Par value	104	(104)	-
Convertible preferred D shares - Par value	10	(10)	-
Common stock	608,623	(602,537)	6,086
	$55,440,305	$(9,303,147)	$46,137,158

Convertible preferred C shares	$-	$9,303,009	$9,303,009
Convertible preferred D shares	-	10	10
Total mezzanine preferred shares	$-	$9,303,019	$9,303,019

The effect on each quarter, based upon the three-month income statements, is as follows:

	September 30, 2016			September 30, 2015
	As Reported	Adjustment	Adjusted	As Reported	Adjustment	Adjusted
Liabilities:
Derivative Liability	$38,524,260	$(2,071,328)	$36,452,932	$20,989,224	$1,230,782	$22,220,006

Other current liabilities	7,456,918		7,456,918	5,796,079		5,796,079

Total current liabilities	45,981,178	(2,071,328)	43,909,850	26,785,303	1,230,782	28,016,085
Note payable, less current maturities	-		-	60,262		60,262
Total Liabilities	45,981,178	(2,071,328)	43,909,850	26,845,565	1,230,782	28,076,347

Liabilities related to discontinued operations	1,148,229		1,148,229	1,148,229		1,148,229

Mezzanine:
Dividends payable on preferred stock	-	4,571,537	4,571,537	-	2,225,300	2,225,300
Preferred stock	-	14,164,547	14,164,547	-	13,521,429	13,521,429
Total mezzanine	-	18,736,084	18,736,084	-	15,746,729	15,746,729

Preferred stock, Series C	97	(97)	-	102	(102)	-
Preferred stock, Series D	21	(21)	-	14	(14)	-
Common stock	39,024		39,024	1,652,858	(1,636,329)	16,529
Treasury stock	(1,434)		(1,434)	(1,434)		(1,434)
Additional paid in capital	56,338,448	(12,093,219)	44,245,229	54,388,459	(13,115,282)	41,272,577
Accumulated deficit	(103,017,034)	(4,571,418)	(103,017,034)	(82,853,747)	(2,225,184)	(85,078,931)

Total stockholders’ deficit	(46,640,878)	(16,664,756)	(63,305,634)	(26,813,748)	(16,977,511)	(43,791,259)

Total liabilities and stockholders’ deficit	$488,529	$-	$488,529	$1,180,046	$-	$1,180,046

Loss from operations	$(416,939)	$-	$(416,939)	$(624,691)	$-	$(624,691)

Derivative expense	(827,474)	1,467,177	1,243,854	(283,603)	(1,230,782)	(1,514,385)
Other income and expense, net	(317,785)		(317,785)	(7,068,938)		(7,068,938)
Total other income (expense)	(1,145,259)	1,467,177	926,069	(7,352,541)	(1,230,782)	(8,583,323)

Net loss	(1,562,198)	1,467,177	(95,021)	(7,977,232)	(1,230,782)	(9,208,014)
Preferred dividends	-	(604,151)	(604,151)	-	(7,086,860)	(7,086,860)
Net loss attributable to common stockholders	$(1,562,198)	$863,026	$(699,172)	$(7,977,232)	$(8,317,642)	$(16,294,874)

Net loss per share, basic and fully diluted	$(0.04)		$(0.02)	$(0.85)		$(1.74)

	December 31, 2016			December 31, 2015
	As Reported	Adjustment	Adjusted	As Reported	Adjustment	Adjusted
Liabilities:
Derivative Liability	$40,465,570	$(3,767,588)	$36,697,982	$31,050,647	$7,349,001	$38,399,648

Other current liabilities	8,125,204		8,125,204	5,917,559	5	5,917,564

Total current liabilities	48,590,774	(3,767,588)	44,823,186	36,968,206	7,349,006	44,317,212
Note payable, less current maturities	-		-	63,410		63,410
Total Liabilities	48,590,774	(3,767,588)	44,823,186	37,031,616	7,349,006	44,380,622

Liabilities related to discontinued operations	1,148,229		1,148,229	1,148,229		1,148,229

Mezzanine:
Dividends payable on preferred stock	-	5,210,469	5,210,469	-	2,738,692	2,738,692
Preferred stock	-	14,164,547	14,164,547	-	13,427,840	13,427,840
Total mezzanine	-	19,375,016	19,375,016		16,166,532	16,166,532

Preferred stock, Series C	96	(96)	-	101	(101)	-
Preferred stock, Series D	21	(21)	-	17	(17)	-
Common stock	58,703		58,703	3,223,079	(3,190,848)	32,231
Treasury stock	(1,434)		(1,434)	(1,434)		(1,434)
Additional paid in capital	56,595,882	(10,396,959)	46,198,923	53,051,023	(17,585,993)	35,465,030
Accumulated deficit	(105,919,593)	(5,210,352)	(111,129,945)	(93,514,564)	(2,738,574)	(96,253,138)

Total stockholders’ deficit	(49,266,325)	(15,607,428)	(64,873,753)	(37,241,778)	(23,515,533)	(60,757,311)

Total liabilities and stockholders’ deficit	$472,678	$-	$472,678	$938,067	$-	$938,067

Loss from operations	$(775,749)	$-	$(775,749)	$(1,298,449)	$-	$(1,298,449)

Derivative expense	(1,239,308)	3,128,656	1,889,348	(823,699)	(7,862,393)	(8,686,092)
Other income and expense, net	(2,449,700)		(2,449,700)	(16,515,902)		(16,515,902)
Total other income (expense)	(3,689,008)	3,128,656	(560,352)	(17,339,601)	(7,862,393)	(25,201,994)

Net loss	(4,464,757)	3,128,656	(4,464,757)	(18,638,050)	(7,862,393)	(18,638,050)
Preferred dividends	-	638,932	638,932	-	513,392	513,392
Net loss attributable to common stockholders	$(4,464,757)	$3,767,588	$(697,169)	$18,638,050)	$(7,349,001)	$(25,987,051)

Net loss per share, basic and fully diluted	$(0.10)		$(0.01)	$(1.99)		$(2.77)

	March 31, 2017			March 31, 2016
	As Reported	Adjustment	Adjusted	As Reported	Adjustment	Adjusted
Liabilities:
Derivative Liability	$34,265,892	$(2,197,684)	$32,068,208	$35,347,830	$1,480,692	$36,828,522
Dividends liability
Other current liabilities	9,002,682		9,002,682	6,512,286		6,512,286

Total current liabilities	43,268,574	(2,197,684)	41,070,890	41,860,116	1,480,692	43,340,808
Liabilities related to discontinued operations	1,148,229		1,148,229	1,148,229		1,148,229

Mezzanine:
Dividends payable on preferred stock	-	5,831,613	5,831,613	-	3,350,596	3,350,596
Preferred stock	-	14,164,547	14,164,547	-	12,967,040	12,967,040
Total mezzanine	-	19,996,160	19,996,160	-	16,317,636	16,317,636

Preferred stock, Series C	96	(96)	-	97	(97)	-
Preferred stock, Series D	21	(21)	-	21	(21)	-
Common stock	242,171		242,171	3,489,746	(3,454,849)	34,897
Treasury stock	(1,434)		(1,434)	(1,434)		(1,434)
Additional paid in capital	56,988,343	(11,966,863)	39,491,513	52,859,067	(10,992,884)	41,866,183
Accumulated deficit	(101,043,231)	(5,831,496)	(106,874,727)	(98,681,884)	(3,350,477)	(102,032,361)

Total stockholders’ deficit	(43,814,034)	(17,798,476)	(61,612,510)	(42,334,387)	(17,798,328)	(60,132,715)

Total liabilities and stockholders’ deficit	$602,769	$-	$602,769	$673,958	$-	$673,958

Loss from operations	$(1,220,642)	$-	$(1,220,642)	$(1,887,492)	$-	$(1,887,492)

Derivative expense	(1,319,363)	1,576,540	257,177	(1,360,227)	(2,092,596)	(3,452,823)
Other income and expense, net	2,951,610		2,951,610	(20,557,651)		(20,557,651)
Total other income (expense)	1,632,247	1,576,540	3,208,787	(21,917,878)	(2,092,596)	(24,010,474)

Net loss	411,605	1,576,540	1,988,145	(23,805,370)	(2,092,596)	(25,897,966)
Preferred dividends		620,567	620,567	-	611,904	611,904
Net loss attributable to common stockholders	$411,605	$2,197,107	$2,608,712	$(23,805,370)	$(1,480,692)	$(25,286,062)

Net loss per share, basic	$0.01		$0.05	$(1.04)		$(1.10)
Net loss per share, fully diluted	$-		$-	$(1.04)		$(1.10)

4.	Other Current Assets

Other current assets consist of the following:

	For the Years Ended June 30,
	2017	2016
Security deposit – Sorrento office	$9,333	$9,333
Security deposit - Utilities	2,460	2,460
Deferred financing costs- OID	6,711	-
Employee loans	51,063	-

Total	$69,567	$11,793

5.	Inventories

Inventories primarily consist of chemicals and are stated at lower of first-in-first out (FIFO) cost or market (net realizable value). Net realizable value is the respective inventory’s estimated selling price reduced by the cost of completion and disposal. The Company also evaluates its inventories on an ongoing basis based on the demand of its inventories. If the Company deemed that the inventories do not have demand, the Company reserves those slow-moving inventories as obsolete inventories. All of the Company’s inventories are pledged as collateral for the Company’s Senior Secured Notes.

6.	Property and Equipment

Property and equipment consisted of the following:

	For the years ended
	June 30,
	2017	2016
Machinery and equipment (useful life of five to seven years)	$216,036	$904,066
Furniture (useful life of five years)	20,407	20,407
Computer equipment and software (useful life of three years)	3,694	3,694
	240,137	928.167
Less accumulated depreciation	(157,634)	(546,039)
	$82,503	$382,128

Eco Building Products disposed of obsolescent or non-working fixed assets during the year ending June 30, 2017. A loss of $183,837 was recorded as a result of the disposal of these assets for the year ended June 30, 2017. The Company disposed of obsolescent or non-working fixed assets during the year ended June 30, 2016, a loss of $171,354 was recorded as a result of the disposal of these assets.

Depreciation charged to operations for the fiscal year ended June 30, 2017 and 2016 amounted to $115,722 and $149,925, respectively.

7.	Payroll and Taxes Payable

Beginning in December 2009, Eco incurred unpaid federal payroll tax liability. This liability continued to grow. At June 30, 2017 and 2016, the Company owed approximately $730,000 in past due federal and state payroll taxes, of which approximately $660,000 is due to the Internal Revenue Service (IRS). There were also penalties and interest incurred of approximately $390,000 which is included in the total amount owed of $660,000 as of June 30, 2017 and 2016. The Company subsequently paid $25,000 to the IRS under a $20,000 per month payment arrangement. Due to financial constraints, the Company could not continue the payment arrangement. The IRS intervened and has executed a UCC filing for the outstanding tax liability. No payment arrangement exists for State tax purposes. The IRS has designated Eco Building Products, Inc as unable to pay currently and no action by the IRS is being taken at this time.

The Company had approximately $985,000 and $723,004 of deferred salary and vacation as of June 30, 2017 and 2016.

Also at June 30, 2017, the Company owed $37,462 in past due sales tax in which it has filed the appropriate reports and is making periodic payments. Recently the Board of Equalization has levied this debt against the bank account.

8.	Notes Payable

The following table summarize notes payable.

	June 30,
	2017	2016

February 11, 2010 – Non-interest bearing due upon demand	$44,500	$44,500
February 14, 2014 – Interest bearing at 37% per annum due by March 31, 2016	85,911	85,911
April 11, 2014 – Interest bearing at 37% per annum due by July 1, 2014	150,000	150,000
July 18, 2014 – Interest rate at 18% per annum due by January 18, 2015	183,456	183,456
November 21, 2014 – Interest rate at 6% per annum due by August 21, 2015	100,000	100,000
January 16, 2015 – Interest bearing rate at 6% per annum due by July 16, 2015	20,000	20,000
March 25, 2015 – Interest bearing at 6% per annum due by April 24, 2015	20,000	20,000
March 31, 2015 –Interest bearing at 10% per annum due by June 30, 2015	151,275	151,275
April 2, 2015 – Interest bearing at 6% per annum due by April 2, 2015	60,000	60,000
July 17, 2015 – Interest bearing at 12% per annum due by September 17, 2015	85,000	85,000
July 29, 2015 –Non-interest bearing due by March 9, 2016	141,096	141,096
September 16, 2015 –Interest bearing at 16% per annum due by February 18, 2016	36,315	36,315
September 30, 2015 – Non-interest bearing due by April 5, 2016	91,167	98,667
December 15, 2015 – Interest bearing at 12% per annum due by April 15, 2015	275,000	275,000
March 4, 2016 – Interest bearing at 6% per annum due upon demand	377,000	377,000
Year 2016 – Non-interest bearing due upon demand	3,000	3,000
From December 9, 2016 through June 29, 2017 – Interest bearing at 18% per annum due between April 1, 2017 and July 1, 2017	541,770	-
Total balance	$2,365,490	$1,831,220

February 11, 2010 – At June 30, 2012, the Company was indebted for $44,500 for amounts received in prior years for operating expenses in exchange for a secured promissory note from a third party entered into during 2010. This amount is due on demand and non-interest bearing. The balance of this note at June 30, 2017 is $44,500 and accrued interest of $0. The creditor claims that the balance owed is $360,000, which the company disputes.

July 18, 2014 (Inventory Note Payable) – The Company entered into a secured revolving promissory which allows the Company to borrow up to $1,200,000. The Company is allowed to draw up to the limit of this facility based on the following draw limitations: (A) $400,000 is made available upon the date of the note for specific store launches and restocking orders on existing launched stores. (B) Up to $400,000 of inventory cost to be purchased in advance of anticipated special order purchases through specific stores for SKUs not normally stocked into the specific retail store of which $200,000 shall be made available upon the date of this Note and an additional $200,000 shall be made available upon receipt by Payee of one or more purchase orders from specific store with respect to such special orders: (C ) up to $100,000 for the cost of any chemicals or other materials required to be used in the Company processes. The note matures January 18, 2015 with interest rate at 18% per annum but goes up to 24% per annum if the note is not paid by the maturity date. This note is collateralized by the Company’s inventory and accounts receivables. Warrants. Within three (3) Business Days after the date of this. The Company will provide warrant, in a form acceptable to Payee, exercisable for 18,000,000 shares of the Company’s Common Stock at a price per share equal to the closing price of the Common Stock on the trading day prior to the date of such Warrant. Upon receipt of such Warrant, Payee shall execute a 12-month lock-up agreement in customary form and reasonably acceptable to Payee. During the year ended June 30, 2016 the Company drew $504,593 in payments made on behalf of the Company to its suppliers and the Company’s customers repaid $321,137 during the year ended June 30, 2016. The balance of this note at June 30, 2017 is $183,456 and accrued interest of $103,876. The Company incurred interest expense of $ 44,029 and $44,150 for the years ended June 30, 2017 and 2016, respectively.

November 21, 2014 – On November 19, 2014, the Company entered into a note for $100,000 with annual interest of 6% per annum. The note was due on February 19, 2015 and extended to August 21, 2015. Pursuant to the default provisions of the note, the note will accrue interest at 18% per annum. The noteholder converted $20,828 of interest during the most recent fiscal year. The balance of this note at June 30, 2017 is $100,000 and accrued interest of $18,000. The Company incurred interest expense of $18,000 and $16,340 for the years ended June 30, 2017 and 2016, respectively.

January 16, 2015 – Original amount of $20,000 and the note matures April 17, 2015 with interest rate at 6% per annum but goes up to 18% per annum if the note is not paid by the maturity date. The note goes into amendment for: (A) extension of maturity date to April 17, 2015; (B) the Company shall issue common shares to the Lender per the terms of 2,500,000 for Original Issue Discount and 2,500,000 at April 17, 2015. The Company incurred interest expense of $ 3,600 and $3,505 for the years ended June 30, 2017 and 2016, respectively.

March 25, 2015 – On March 25, 2015, the Company entered into a note agreement for $20,000. The note was due April 24, 2015. The note carries interest rate of 6% with a default rate of 10%. The balance of this note at June 30, 2017 is $20,000 and accrued interest of $4,471. The Company incurred interest expense of $2,000 and $2,002 for the years ended June 30, 2017 and 2016, respectively.

March 31, 2015 – On March 31, 2015, the Company entered into a note agreement for $151,275. The note was due by June 30, 2015. The note carries interest rate of 0% with a default rate of 10%. The balance of this note at June 30, 2017 is $151,275 and accrued interest of $30,296. The Company incurred interest expense of $15,128 and $ 15,129 for the years ended June 30, 2017 and 2016, respectively.

April 2, 2015 – On April 2, 2015, the Company entered into a note agreement for $60,000. The note was due May 2, 2015. The Note carries interest rate of 6% with a default rate of 10%. The balance of this note at June 30, 2017 is $60,000 and accrued interest of $13,282. The Company incurred interest expense of $6,000 and $6,016 for the years ended June 30, 2017 and 2016, respectively.

July 17, 2015 – On July 17, 2015, the Company entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Eco Prime, LLC. The Settlement Agreement resolves any disputes arising from the Limited Asset Purchase Agreement entered into between the parties on March 19, 2014. Pursuant to the terms of the Settlement Agreement, the Company paid One Hundred Thousand Dollars ($100,000) to acquire the assets from EcoPrime and released each party from any liability under the March 2014 agreement. In order to fund the $100,000 payment, the Company entered into a Promissory Note with a private investor dated July 14, 2015. Pursuant to the terms of the note, it had a 60-day maturity and a flat 12% interest rate. The note was due on September 14, 2015 but, to date, has not been paid off and is currently in default. The note incurs additional default interest of 6%. The balance of this note at June 30, 2017 is $85,000 and accrued interest of $35,891. The Company incurred interest expense of $15,300 and $ 10,182 for the years ended June 30, 2017 and 2016, respectively.

July 29, 2015 – The Company entered into an agreement whereby it sold a percentage of its future receivables in exchange for $220,500 ($225,000 less a $4,500 setup fee). The Company is to repay $309,375 via daily remittance of a percentage of its future accounts receivable collections and other receipts from the sale of its products and services. Per the terms of the agreement, the Company made an alternative election to repay the $309,375 via a flat daily remittance of $2,163 until that amount is repaid in full. The Company has accounted for this agreement as a note payable with an estimated maturity date of March 9, 2016. The Company has accounted for this agreement as a note payable with an estimated maturity date of March 9, 2016, resulting in an imputed interest rate of 123%. The balance of this note at June 30, 2017 is $141,096. The Company incurred interest expense of $0 and $0 for the years ended June 30, 2017 and 2016, respectively.

September 16, 2015 – The Company entered into a second similar agreement whereby it sold a percentage of its future receivables in exchange for $70,000. Per the terms of the agreement, the Company elected to repay $96,250 via a flat daily remittance of $1,019 until that amount is repaid in full. The Company has not made payments on this note since January 2016. The Company has accounted for this agreement as a note payable with an estimated maturity date of February 18, 2016. The Company incurred interest expense of $0 and $0 for the years ended June 30, 2017 and 2016, respectively.

September 30, 2015 – The Company entered into a third similar agreement whereby it sold a percentage of its future receivables in exchange for $120,000. Per the terms of the agreement, the Company is to repay $153,000 via a flat daily remittance of $1,196 until that amount is repaid in in full. The Company has made sporadic payments on this note since January 2016. The Company has accounted for this agreement as a note payable with an estimated maturity date of April 5, 2016, resulting in an imputed interest rate of 98%. The balance of this note at June 30, 2017 is $91,167. The Company incurred interest expense of $0 and $0 for the years ended June 30, 2017 and 2016, respectively.

December 15, 2015 – On December 15, 2015, the Company entered into a note agreement for $275,000. The note was due April 15, 2016. The Note carries interest rate of 24% per annum. The balance of this note at June 30, 2017 is $275,000 and accrued interest of $101,803. The Company incurred interest expense of $66,000 and $0 for the years ended June 30, 2017 and 2016, respectively.

March 4, 2016 (Assignment and Assumption Agreement) - On March 4, 2016, the Company recaptured unpaid balance associated with an assumption and assignment of liabilities for the issuance of Preferred C shares that was entered into on May 15, 2014. Pursuant to the terms of the Recapture Agreement, the Company entered into a promissory demand note bearing interest a 6% for the unpaid balance of $377,000, and cancelled 3,770 Preferred C shares previously issued. Accrued interest is $7,313. This resulted in a gain on settlement of $744,587. The Company incurred interest expense of $0 and $1,673 for the years ended June 30, 2017 and 2016, respectively.

From December 9, 2016 through June 29, 2017 – The Company entered into Promissory note and Security agreement with four lenders. Original amount of $566,770 notes matures between April 1, 2017 and July 1, 2017 with interest rate at 18% per annum but goes up to 22% per annum if the note is not paid by the maturity date. The Company incurred interest expense of $26,349 and $0 for the years ended June 30, 2017 and 2016, respectively.

9.	Convertible Notes Payable

The following table summarize convertible notes payable:

	June 30,
	2017			2016
	Gross	Discount	Net	Gross	Discount	Net
September 16, 2014 – Original amount of $833,333 due on September 16, 2015	$801,449	$-	$801,449	$944,902	$-	$944,902

November 12, 2014 – Original amount of $100,000 due on May 15, 2015	48,300	-	48,300	48,300	-	48,300

November 9, 2015 – Original amount of $14,167 due on November 8, 2016	14,167	-	14,167	14,167	5,124	9,043

November 30, 2015 – Original amount of $14,167 due on November 29, 2016	14,167	-	14,167	14,166	5,900	8,266

December 30, 2015 – Original amount of $13,889 due on December 29, 2016	13,889	-	13,889	13,889	6,925	6,964

March 17, 2016 – Original amount of $27,500 due on January 17, 2017	-	-	-	27,500	18,064	9,436

From March 30, 2016 through April 13, 2017– Two notes totaling $55,000 due on January 30, 2017	39,612	-	39,612	55,000	39,386	15,614

From April 22, 2016 through July 14, 2016 – Thirteen notes original amount totaling $361,900 due on December 31, 2016	361,900	-	361,900	306,900	233,337	73,563

May 2, 2016 – Original amount of $30,000 due on November 2, 2016	21,419	-	21,419	-	-	-

June 30, 2016 – Original amount of $22,222 due on June 30, 2017	22,222	-	22,222	22,222	22,222	-

From July 21, 2016 through January 20, 2017 – Eighteen notes original amount totaling $495,000 due between February 28, 2017 and January 20, 2018	495,000	78,153	416,847	-	-	-

From September 8, 2016 through December 9, 2016 – Seven notes original amount totaling $445,002 due between September 7, 2017 and December 8, 2017	178,332	42,480	135,852	-	-	-

Total balance	$2,010,457	$120,633	$1,889,824	$1,447,046	$330,958	$1,116,088

September 16, 2014 (Inventory Note Payable - $833,333) – The Company entered into a Securities Purchase Agreement with Dominion Capital, LLC, whereby Dominion agreed to fund the Company with an aggregate of up to $750,000 in Subscription Amount corresponding to an aggregate of up to $833,333 in the form of a 10% Original Issue Discount Senior Secured Convertible Promissory Note due September 16, 2015 and a Common Stock Purchase Warrant for up to 20,000,000 shares. On September 29, 2014, Dominion transferred and assigned the Note and the Warrant to M2B Funding Corporation. The Note has a fixed conversion price of $0.20 subject to certain adjustments. The Company will repay the Note in monthly installments, with the final payment was due on October 16, 2015. The Company is in default on this note and is subject to an increase in the interest rate to eighteen percent (18%) per annum. During the year ended June 30, 2017 this investor converted a total of $143,453 into 359,228,548 shares of common stock. The balance of this note at June 30, 2017 is $801,449 plus accrued interest of $648,639. The Company incurred interest expense of $ 284,582 and $ 228,703 for the years ended June 30, 2017 and 2016, respectively.

November 12, 2014 – On November 12, 2014, the Company entered into, with a private investor, a Promissory Note for $100,000, with an original issue discount of $20,000, for net proceeds to the Company of $80,000 for the purpose of funding operations and for general working capital. In addition, the Company issued 12,500,000 restricted common shares. The note was in default on May 15, 2015. Default provisions included additional interest at 18%. The balance of this note at June 30, 2017 is $48,300 plus accrued interest of $20,660. The Company incurred interest expense of $ 8,694 and $ 10,151 for the years ended June 30, 2017 and 2016, respectively.

November 9, 2015 – On November 10, 2015, the Company entered into, with a private investor, a Senior Convertible Note for $14,167, with an original issue discount of $1,417, for net proceeds to the Company of $12,750 for the purpose of funding operations and for general working capital. The maturity date is one year from the issuance date. In the event of default, the Note is subject to an increase in the interest rate to twenty-two percent (22%) per annum. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous twenty-five trading day period. In the event of default, the conversion price is equal to 55% of the lowest traded price in the prior thirty trading days and the interest rate is 22%. The convertible note is in default. The Company recorded amortization of discounts totaling $5,124 during the year, leaving the discount balance of $0 at June 30, 2017. The balance of this note at June 30, 2017 is $14,167 plus accrued interest of $5,107. The Company incurred interest expense of $ 3,117 and $ 1,990 for the years ended June 30, 2017 and 2016, respectively.

November 30, 2015 (Senior Convertible Note) – On November 30, 2015, the Company entered into, with a private investor, a Senior Convertible Note for $14,167, with an original issue discount of $1,417, for net proceeds to the Company of $12,750 for the purpose of funding operations and for general working capital. The maturity date is one year from the issuance date. In the event of default, the Note is subject to an increase in the interest rate to twenty-two percent (22%) per annum. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous twenty-five trading day period. In the event of default, the conversion price is equal to 51% of the lowest traded price in the prior thirty trading days and the interest rate is 22%. The convertible note is in default. The Company recorded amortization of discounts totaling $5,900 during the year, leaving the discount balance of $0 at June 30, 2017. The balance of this note at June 30, 201, is $14,167 plus accrued interest of $5,107. The Company incurred interest expense of $ 3,117 and $ 1,819 for the years ended June 30, 2017 and 2016, respectively.

December 30, 2015 (Senior Convertible Note) – On December 30, 2015, the Company entered into a convertible note for $13,889 (with an original issue discount of $1,389, for net proceeds to the Company of $12,500). The note accrued interest at 22% per annum. The note matures one year from the date of issuance. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous twenty-five trading day period. In the event of default, the conversion price is equal to 51% of the lowest traded price in the prior thirty trading days and the interest rate is 22%. The convertible note is in default. The Company recorded amortization of discounts totaling $6,925 during the year, leaving the discount balance of $0 at June 30, 2017. The balance of this note at June 30, 2017 is $13,889 plus accrued interest of $4,588. The Company incurred interest expense of $3,056 and $1,532 for the years ended June 30, 2017 and 2016, respectively.

March 17, 2016 (Convertible Promissory Note) – On March 17, 2016, the Company entered a convertible note for $27,500 (with an original issue discount of $2,500, for net proceeds to the Company of $25,000). The Note is subject to upfront interest of $2,500 and at default is subject to 24% default rate. The maturity date is January 17, 2017 and the Note went into default at that time. The holder can convert into Series D Preferred Stock. The Company recorded amortization of discounts totaling $18,064 during the year, leaving the discount balance $0 at June 30, 2016. During the year ended June 30, 2017 this investor converted the entire balance of $27,500 and accrued interest into 45,386,585 shares of common stock. The Company incurred interest expense of $0 and $854 for the years ended June 30, 2017 and 2016, respectively.

From March 30, 2016 through April 13, 2017– From March 30, 2016 through February 10, 2017, the Company entered into two convertible notes totaling $55,000 (with an original issue discount of $5,000, for net proceeds to the Company of $50,000). The Notes are subject to upfront interest of $2,500 for each note and at default is subject to 24% default rate. The maturity date is January 30, 2017 and the Note went into default at that time. The holder can convert into Series D Preferred Stock. The Company recorded amortization of discounts totaling $39,386 during the year, leaving the discount balance $0 at June 30, 2016. During the year ended June 30, 2017 this investor converted a total of $15,388 into 85,487,731 shares of common stock. The balance of these Notes at June 30, 2016 is $12,112 plus accrued interest of $5,185. The Company incurred interest expense of $5,370 and $1,419 for the years ended June 30, 2017 and 2016, respectively.

From April 22, 2016 through July 14, 2016 – From April 22, 2016 through July 14, 2016, the Company entered into thirteen convertible notes totaling $361,900 (with an original issue discount of $32,900, for net proceeds to the Company of $329,000). The Notes are subject to upfront interest of $2,500 for all but one note, which has an upfront interest of $2,900, and at default is subject to 24% default rate. The maturity date is December 31, 2016 and the Notes went into default at that time. The holder can convert into Series D Preferred Stock. The Company recorded amortization of discounts totaling $317,337 during the year, leaving the discount balance $0 at June 30, 2016. The balance of these Notes at June 30, 2016 is $361,900 plus accrued interest of $51,987. The Company incurred interest expense of $ 51,987 and $ 4,051 for the years ended June 30, 2017 and 2016, respectively.

May 2, 2016 (Settlement and Release Agreement - $39,000) – On May 2, 2016, the Company entered into a Settlement and Release Agreement (“Release Agreement”) with Alliance Advisors, LLC. The Release Agreement resolves any disputes arising from the services rendered under a Management Consulting Agreement. Pursuant to the terms of the Release Agreement, the Company issued a Convertible Note for $30,000. Pursuant to the terms of the note, it had a 6-month maturity and an interest rate set to the Internal Revenue Service’s minimum rate. The note was due on November 2, 2016 but, to date, has not been paid off and is currently in default. The note incurs default interest of 8% and the principal balance was increased by 30%. The note holder converted $17,581 in principal and a further $527 of accrued interest during the fiscal year. The balance of this note at June 30, 2017 is $21,419 and accrued interest of $1,063. The Company incurred interest expense of $ 1,590 and $0 for the years ended June 30, 2017 and 2016, respectively.

June 30, 2016 (Senior Convertible Note) – On June 30, 2016, the Company entered into a convertible note for $22,222 (with an original issue discount of $2,222, for net proceeds to the Company of $20,000). The note accrued interest at 12% per annum. The note matures one year from the date of issuance. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous twenty-five trading day period. In the event of default, the conversion price is equal to 51% of the lowest traded price in the prior thirty trading days and the interest rate is 22%. The convertible note is in default. The Company recorded amortization of discounts totaling $22,222 during the year, leaving the discount balance of $0 at June 30, 2017. The balance of this note at June 30, 2017 is $22,222 plus accrued interest of $4,889. The Company incurred interest expense of $ 4,889 and $0 for the years ended June 30, 2017 and 2016, respectively.

From July 21, 2016 through January 20, 2017 – The Company entered into eighteen convertible notes original amount totaling $495,000, including original issue discount of $45,000. The Notes are subject to upfront original issue discount of $2,500 for all. The maturity dates are between February 28, 2017 and January 20, 2018. In the event of default, the Note is subject to an increase in the interest rate to 22% per annum. The holder can convert at a 40% discount to the lowest volume weighted average price in the previous 25 trading day period. In the event of default the conversion price is equal to 51% of the lowest traded price in the prior 30 trading days. The Company recognized $78,153 for note discount. The Company incurred interest expense of $ 71,472 and $0 for the years ended June 30, 2017 and 2016, respectively.

From July 25, 2016 through December 9, 2016 – The Company entered into seven securities purchase agreements with original amount of $445,002, with an original issue discount of 10%, for net proceeds to the Company of $400,500. The maturity dates are between September 7, 2017 to December 8, 2017. In addition, the holder can convert at a 40% discount to the lowest volume weighted average price in the previous 25 trading day period. In the event of default, the conversion price is equal to 51% of the lowest traded price in the prior 30 trading days and the interest rate is 22%. The Company incurred interest expense of $29,836 and $0 for the years ended June 30, 2017 and 2016, respectively.

10.	Fair Value of Assets and Liabilities

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

Derivative Liabilities. The Company assessed that the fair value of these liabilities using observable inputs described in level 3 above. The methodology described above may produce a current fair value calculation that may not be indicative of net realizable value or reflective of future fair values. If readily determined market values became available or if actual performance were to vary appreciably from assumptions used, assumptions may need to be adjusted, which could result in material differences from the recorded carrying amounts. The Company believes its method of determining fair value is appropriate and consistent with other market participants. However, the use of different methodologies or different assumptions to value certain financial instruments could result in a different estimate of fair value.

Derivative liabilities consisted of the following:

As of June 30,	2017	2016

Convertible notes payable	$5,305,667	$4,562,087
Series C preferred stock	30,876,100	27,511,816
Series D preferred stock	7,074,018	5,109,076
Warrants	-	1,754

Total derivative liabilities	$43,255,782	$37,184,733

The Company revalues these derivatives each quarter using the Black Sholes Model. The change in valuation is accounted for as a gain or loss in derivative liability. The following table describes the Derivative liability as of June 30, 2017 and June 30, 2016.

	Balance			Balance
	at 6/30/16	Additions	Changes	at 6/30/17

Convertible notes payable	$4,562,087	$1,332,126	$(588,549)	$5,305,667
Series C preferred stock	27,511,816	4,170,597	(806,314)	30,876,100
Series D preferred stock	5,109,076	1,964,942	-	7,074,018
Warrants	1,754	-	(1,754)	-

Total	$37,184,733	$7,467,665	$(1,396,617)	$43,255,782

11.	Preferred Stock

Series A Preferred Stocks:

On January 27, 2014, the Board of Directors authorized 30,000 shares of Class A Preferred Stock with a par value of $0.001 per share.

The terms of the preferred series A shares are as follows:

●	Series A Preferred stock is not convertible.
●	Each share of Series A Preferred stock is entitled to 100,000 votes on matters that the holders of the Company’s common stock may vote.
●	The Series A Preferred stock is redeemable by the company for no consideration at any time.
●	The Series A Preferred stock cannot vote on election or removal of directors.
●	The Series A Preferred stock has no stated dividend rate and has no liquidation preference.

As of June 30, 2017 and 2016, there were no Series A Preferred Stock issued or outstanding.

12.	Convertible Preferred Stock

The face value of the convertible preferred stock Series C and Series D and related accrued dividends are recorded as temporary equity at their maximum redemption value. The convertible preferred stock Series C and Series D also contain embedded conversion features that have been included in the derivative liability, as further discussed in footnote 10. The balance of the convertible preferred stock Series C and Series D are as follows:

	June 30, 2017	June 30, 2016

Series C	$11,314,529	$11,650,822
Series D	$2,513,725	$2,513,725

The Company has convertible preferred stock as follows (in number of shares):

	Series B	Series C	Series D

Balance at June 30, 2015	-	104,440	9,979

Issued for cash	-	-	10,968
Cancelled for preferred shares	-	(3,770)	-
Converted into common stock	-	(3,580)	-

Balance at June 30, 2016	-	97,090	20,947

Converted into common stock	-	(2,802)	-

Balance at June 30, 2017	-	94,288	20,947

●	Series B Convertible Preferred Stock

On February 26, 2014, the Board of Directors authorized 6,750 shares of Class B Preferred Stock (“Preferred B Stock”) with a par value of $0.001. On April 17, 2014, an additional 2,500 shares of Preferred B Stock with a par value of $0.001, for a total authorized amount of 9,250. There was no Series B Preferred Stock issued or outstanding as of June 30, 2017 and 2016.

●	Series C Convertible Preferred Stock

On May 30, 2014, the Company authorized 120,000 shares of Series C 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred C Stock”).

Cancellation of Preferred C Shares – During the year ended June 30, 2016, the Company recaptured unpaid balance associated with an assumption and assignment of liabilities for the issuance of Preferred C shares that was entered into on May 15, 2014. Pursuant to the terms of the Recapture Agreement, the Company entered into a promissory demand note bearing interest a 6% for the unpaid balance of $377,000, and cancelled 3,770 Preferred C shares previously issued. This resulted in a gain on settlement of $744,587. During the year ended June 30, 2015, at total of 10,771 shares of Preferred C Stock were issued to investors for debt assumption. In exchange for 4,941 of these shares, $494,172 of accounts payable was assumed by one investor. Additionally, in exchange for the remaining 5,830 shares, a convertible note with a balance of $590,428 was exchanged for Preferred C shares by the same investor.

Preferred C Shares Conversion – During the year ended June 30, 2016, according to the conversion terms described above, the investors converted 3,580 shares of Preferred C Stock representing value of $358,042 into 2,624,467,768 shares of the Company’s Common Stock.

Preferred C Shares Conversion – During the year ended June 30, 2017, according to the conversion terms described above, the investors converted 2,802 shares of Preferred C Stock representing value of $736,787 into 736,786,629 shares of the Company’s Common Stock.

Preferred C Stock, have been valued similar to the convertible notes, comprising a part of the derivative liability which is calculated using the Monte Carlo simulation model. The range of inputs (or assumptions) the Company used to value the derivative liabilities at date of issuances, conversion dates, and at period end during the years ended June 30, 2017 and June 30, 2016 are disclosed under the derivative liabilities disclosure.

The Company had 94,288 and 97,090 shares of Preferred C stock issued and outstanding as of June 30, 2017 and 2016, respectively. See reclassifications in Note 2.

●	Series D Convertible Preferred Stock

On March 31, 2015, the Company authorized 10,000 shares of Series D 12% Convertible Preferred Stock, par value $0.001 per share (the “Preferred D Stock”). Effective July 2, 2015, the Company increased the number of authorized shares to 20,000. Effective August 22, 2016, the Company increased the number of authorized shares to 30,000.

Issuances of Preferred D Shares – During the year ended June 30, 2016, investors purchased 10,968 shares of Preferred D Stock for $1,096,632 of cash. No shares were issued for the year ended June 30, 2017.

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

See reclassifications in Note 2.

Terms of Convertible Preferred Stock

The terms of the convertible preferred stock are as follows:

●	No voting rights.
●	Convertible at any time at 60% of the lowest VWAP of the 20 days leading up to conversion multiplied by the stated value of $100.
●	Provides for 12% per annum stated dividend rate, which is calculated daily on a 360-day year. Any dividends, whether paid in cash or shares of Common Stock, that are not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding.
●	Provides for liquidation preference equal to the stated value of each share of Preferred Stock or $100 per share.

Dividend Accrual

The convertible preferred stock has a 12% per annum stated dividend rate, which is calculated daily on a 360-day year. Any dividends, whether paid in cash or shares of Common Stock, that are not paid within five trading days following a dividend payment date shall continue to accrue and shall entail a late fee at 18% per annum. In addition, the dividend rate of 12% is subject to an adjustment up to 18% if at any time the Company does not have an amount equal to or greater than 150% of the authorized but unissued common shares that would be required (on an “if converted” basis) to settle the conversion of Preferred C Stock outstanding. In September 2015, the default dividend rate was triggered. The amounts of dividends as determined by the Company have been included in mezzanine equity on the balance sheet as of June 30, 2017 and 2016, as follows:

Series C – As of June 30, 2017 and 2016, the Company had accrued dividend liability of $5,677,162 and $3,597,929, respectively, for Preferred C Stock.

Series D – As of June 30, 2017 and 2016, the Company had accrued dividend liability of $821,881 and $369,457, respectively, for Preferred D Stock.

13.	Common Stock

In October 2016, the Company approved a reverse stock split of 100:1. As a result, all share data has been retrospectively restated for the effect of such reverse stock split.

During the year ended June 30, 2017, the Company issued a total of 1,316,549,787 shares of its common stock as follows:

	Shares	Amount
Shares issued for interest expense	2,776,950	2,777
Shares issued for convertible debt conversions	580,129,533	580,131
Shares issued for conversion of Preferred C shares	733,643,304	736,788
Total	1,316,549,787	$1,319,696

During the year ended June 30, 2016 the Company issued a total of 31,477,892, on a post-split basis (3,147,789,143 pre-split common shares), shares of its common stock as follows:

	Shares	Amount
Shares issued for convertible debt conversions	5,233,214	$67,577
Shares issued for conversion of Preferred C shares	26,244,678	358,042
Total	31,477,892	$425,619

14.	Treasury Stock

As of June 30, 2017 and 2016, the Company held 14,330 shares of common stock as treasury stock.

15.	Warrants

The Company issued a Common Stock Purchase Warrant, allowing M2B Funding Corporation the right to purchase up to 200,000 (post-split) shares (20,000,000 pre-split shares) of Common Stock on September 16, 2015 and expire, 2019. The exercise price per share of the Common Stock under these warrants is $2.00 post-split ($0.02 pre-split) subject to certain adjustments. The warrants were valued at $1,996 using the Black-Scholes Option Model with a risk- free interest rate of 1.11%, volatility of 207.07%, and trading price of $0.01 per share. The following is a schedule of warrants outstanding as of June 30, 2017 and 2016 (number of warrants and weighted average exercise price reflect post-split):

	Warrants Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Life

Balance, June 30, 2015	200,000		$2.00	4.21 years
Warrants issued	-		-	-
Warrants expired	-		-	-
Warrants cancelled	-		-	-
Balance, June 30, 2016	200,000		$2.00	3.21 years
Warrants issued	-	$		-
Warrants expired	-		-	-
Warrants cancelled	-		-	-
Balance, June 30, 2017	200,000		$2.00	2.21 years

As of June 30, 2017, all of the 200,000 warrants were fully exercisable.

16.	Stock Options

The Company granted options to its Chief Executive Officer as in connection with his termination agreement. A total of 57,862 (post-split) options (5,786,227 options pre-split) were granted based on the number of shares of Common Stock equal to one percent (1%) of the total number of shares outstanding on the date of grant. The options have an exercise price equal to the closing bid price on the date of grant ($0. 38 per share post-split or $0.0038 pre-split) and an expiration date of ten (10) years from the date of issuance. A total of 57,862 (post-split) options (5,786,227 options pre-split) were granted under these terms. The options vest fifty percent (50%) on the effective date of the agreement, with the remaining fifty percent (50%) vesting six (6) months after the effective date of the agreement. The options were valued at $0, as determined using the Black-Scholes option-pricing model using a risk-free rate of 2.20%, volatility of 182% and a trading price of the underlying shares of $0.00029.

The following is a schedule of options outstanding as of June 30, 2017 (number of options and weighted average exercise price reflect post-split):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance, June 30, 2015	69,862	$0.89	8.10	-
Options granted				-
Options cancelled/expired	(4,000)	0.38	-	-
Balance, June 30, 2016	65,862	$0.89	8.10	$-
Options cancelled or expired	-	$-		-
Balance, June 30, 2017	65,862	$0.89	7.10	$-

As of June 30, 2017, a total of 65,862 (post-split) (6,586,228 pre-split) of the 65,862 (post-split) (6,586,228 pre-split) options were fully vested. Compensation expense of $0 remaining, will be recognized over the remaining lives of the options.

17.	Income Taxes

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	June 30,
	2017	2016
Current expense – Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	-	-

Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	-	-

U.S statutory rate	34.00%	34.00%
Permanent differences	43.00%	43.00%
Less valuation allowance and other	-48.3%	-48.3%
Effective tax rate	0.00%	0.00%

The significant components of deferred tax assets and liabilities are as follows:

	June 30,
	2017	2016
Deferred tax assets
Bad debt reserve	$-	$59,215
Stock based compensation	4,179,570	4,179,570
Net operating losses	38,440,795	34,429,408
Inventories	-	245,487
Payroll and taxes payable	1,933,287	3,321,045

Deferred tax liability
Accumulated depreciation	157,635	644,734

Net deferred tax assets	46,411,149	41,585,752
Less valuation allowance	(46,411,149)	(41,585,752)
Deferred tax asset - net valuation allowance	$-	$-

The Company has incurred a cumulative net loss of $105,400,987 which, if unutilized, will expire through to 2037. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance.

18.	Commitments and Contingencies

Lease commitments

Real Estate Lease – San Diego, California

In February 2016, the Company entered into an agreement to lease office facilities with a small warehouse at our San Diego, CA location. The term of the lease is for three years. The initial monthly installment of base rent amount was calculated by multiplying the initial monthly base rental rate per rentable square foot amount by the number of rentable square feet of space in the premises. In all subsequent base rent payment periods during the lease term commencing on March 1, 2017, the calculation of each monthly installment of base rent amount reflects an annual increase of three and one-half percent (3.5%). The details on the lease are as follows:

●	Base rent - $2,807 per month. As of June 30, 2017, the base rent was $2,904.21
●	Base rent increase of 3.5% per year.
●	Company is responsible to pay its proportionate share of common area maintenance – currently estimated at $1,102 monthly.
●	Termination date – April 30, 2019
●	Renewal Option – Yes
●	Security Deposit - $9,333.

Rent expense related to this lease was $48,351 and $17,966 for the fiscal year ended June 30, 2017 and 2016, respectively.

19.	Legal Proceedings

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

Outstanding payroll taxes

Beginning in December 2009, Eco incurred unpaid federal payroll tax liability. This liability continued to grow., At June 30, 2015, The Company owed approximately $730,000 in past due federal and state payroll taxes, of which approximately $660,000 is due to the Internal Revenue Service (IRS). There were also penalties and interest incurred. The Company subsequently paid $25,000 to the IRS under a $20,000 per month payment arrangement. Due to financial constraints, the Company could not continue the payment arrangement. The IRS intervened and has executed a UCC filing for the outstanding tax liability. No payment arrangement exists for State tax purposes. The IRS has designated Eco Building Products, Inc as unable to pay currently and no action is being taken at this time. The Company has accrued balance of $654,390 as of June 30, 2017 and 2016 and is included in payroll and taxes payable in the consolidated balance sheets.

Port of Tacoma v Eco Building Products

On May 27, 2016, the prior landlord of the Tacoma, WA, facility obtained a judgment for the collection of unpaid rent in the amount of $168,998 inclusive of interest and attorney fees. The Company has accrued balance of approximately $180,000 as of June 30, 2017 and 2016, respectively, and is included in other payables and accrued expenses in the consolidated balance sheets.

World Global Financing v. Eco Building Products, Inc.

On or about October 15, 2016, A Summons & Complaint has been filed for the sum of $31,118 pertaining to a default on a contract with World Global Financing. This litigation is pending, and the Company has a high level of confidence it will prevail. As a result, no accrual has been established as of June 30, 2017.

Muaz Mutwakil v. Eco Building Products, Inc.

Muaz Mutwakil v. Eco (Superior Court, San Diego County, CA) : Muaz Mutwakil (“Mutwakil”) brought a lawsuit against Eco on January 5, 2017, claiming breach of contract and seeking payment of purported commissions. The Company disputes the validity of the allegations and is vigorously contesting the allegations. The Company thus far has obtained no evidence that Eco and Mr. Mutwakil entered into any agreement and thus, subject to subsequent production of evidence substantiating the claims, is confident about its defense of this action. On May 22, 2018, Mr. Mutawakil submitted a motion to dismiss the complaint with prejudice. On ------, the motion to dismiss the case with prejudice was granted.

Litigation between Eco Building Products and former Chief Technical Officer and Board Officer Mark Vuozzo

In May of 2017, Mr. Vuozzo filed a demand for arbitration with the AAA for unpaid salary under a purported employment agreement that the Company is disputing and litigating in CO. This file has since been closed by the AAA. On June 16, 2017 Mr. Vuozzo filed a claim for unpaid wages with the CA Labor Commission which was later dismissed on June 27, 2017 and the file was closed.

On June 26, 2017, the Company filed suit in Colorado against its former CTO, Mark Vuozzo, seeking to enjoin him from retaining, using or disclosing the Company’s intellectual properties including trade secrets. Mr. Vuozzo has since signed a NDA pertaining to such IP and trade secrets as well as a sworn affidavit declaring that he has not retained, nor will he use or disclose any Company trade secrets or confidential information. Further, the Company is disputing the validity of Mr. Vuozzo’s purported employment contract and is seeking damages associated with breach of fiduciary responsibilities. This case was dismissed on February 25, 2018 , The Court also recorded notice of Vuozzo filing a bankruptcy petition.

20.	Purported Employment Agreement –Chief Technical Officer

Purported Employment Agreement –Chief Technical Officer

The Company has commenced litigation in Colorado and asserted defenses in litigation in California challenging its former Chief Technology Officer (“CTO”)’s contention that, effective November 1, 2013, the Company entered into an employment agreement with him for a term of five (5) years and which renew automatically for succeeding terms of one (1) year each (“Renewal Terms”) unless either party gives notice to the other at least 30 days prior to the expiration of any term of said party’s intention not to renew the agreement. The Board of Directors never ratified the agreement, as the Company’s By-Laws require, and, for a variety of other reasons, including the self-dealing nature of the purported arrangement. The Company is vigorously contesting the CTO’s contention that he was promised an annual salary of $250,000, allegedly totaling $689,930 as of June 30, 2017 and 2016, and various cash bonuses and stock options at a time when the Company could not have afforded to enter into such an alleged obligation. The amount is accrued and included in the payroll and taxes payable in the balance sheet as of June 30, 2017 and 2016.

As noted above, the Company is in litigation challenging the validity of the purported employment agreement and denies that any accrued compensation is due to the former CTO. The inclusion of this disclosure in this Report is not to be construed as the Company’s admission as to the validity of any of the CTO’s claims.

21.	Subsequent Events

July 12, 2017 – On July 12, 2017 The Company took necessary steps to ensure the security of its trade secrets by requiring its former CTO, Mark Vuozzo, sign a NDA regarding the Company’s trade secrets as well as a sworn affidavit declaring that he has not retained, nor will he use or disclose any Company trade secrets or confidential information.

August 14, 2017 – After our fiscal year end of June 30, 2017, the Company hired Jinxue Jiang, PhD. as the Company’s Director of Chemistry and Technology. Dr. Jiang officially assumed his new role on August 14, 2017. He will be responsible for leading the Company’s scientific efforts including research and new product development. Dr. Jiang is also the author of fifteen peer reviewed papers and two patents and is considered a subject matter expert in the areas of wood physics and chemistry as well as polymer science. He has extensive experience in wood protection, high performance composites, adhesives and coatings as well as intumescent fire retardants.

October 3, 2017 – Vuozzo v. Eco, Eco Board Members (Superior Court, San Diego County, CA): Vuozzo filed a Complaint dated October 3, 2017, alleging that Eco and its Board members failed to comply with the California Labor Code by, among other things, failing to pay Vuozzo compensation and reimbursements owed to him; refused to honor the terms of a November 2013 Promissory Note; breached a 2013 employment agreement; and, wrongfully terminated Vuozzo.

October 19, 2017 – Eco and Wood Protection Technologies, Inc. v. Vuozzo (Eighth Judicial District Court, Clark County, NV): Eco and Wood Protection Technologies, Inc. (“WPT”) filed a Complaint on October 19, 2017, seeking a temporary restraining order and preliminary and permanent injunctive relief directing Vuozzo to remove a materially false UCC Financing Statement that Vuozzo filed with the Nevada Secretary of State in or around December 21, 2016. Eco and WPT also seek damages, costs and attorneys’ fees arising from the false UCC Financing Statement. On November 14, 2017, the Court granted the injunctive relief and, inter alia, found that Vuozzo had no right to file the UCC Financing Statement and ordered him to remove the lien, and prohibited him from filing additional UCC Financing Statements. As reflected in the recent order from the Court granting equitable relief, Eco and WPT are confident about the outcome of this litigation.

November 1, 2017 - Lanham v. Eco Building Products, Inc. On March 1, 2017, Lanham brought a lawsuit against Eco, claiming breach of contract. On November 1, 2017, Lanham was granted a default judgment against Eco Building Products, Inc. in the amount of $524,384. The Company and Lanham are in discussions regarding settlement.

May 22, 2018 - Muaz Mutwakil v. Eco Building Products, Inc. Muaz Mutwakil v. Eco (Superior Court, San Diego County, CA) : Muaz Mutwakil (“Mutwakil”) brought a lawsuit against Eco on January 5, 2017, claiming breach of contract and seeking payment of purported commissions. The Company disputed the validity of the allegations and had vigorously contested the allegations. The Company had obtained no evidence that Eco and Mr. Mutwakil entered into any agreement. On May 22, 2018, Mutawakil submitted a motion to dismiss the case with prejudice. On ______, the case was dismissed.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective August 25, 2017, Sadler, Gibb and Associates, LLC (“Sadler”), ceased its services to Eco Building Products, Inc. (the “Registrant”), as its Independent Registered Public Accounting Firm. The report of Sadler on the Registrant’s consolidated financial statements for the fiscal years ended June 30, 2016 and 2015, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Sadler’s reports for the years ended June 30, 2016 and 2015, included an explanatory paragraph noting that there was substantial doubt about the Registrant’s ability to continue as a going concern.

During the fiscal years ended June 30, 2016 and 2015, and the subsequent period through August 25, 2017, the date of cessation of services, there were no disagreements with Sadler on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Sadler, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

We engaged Benjamin & Young, LLP (“Benjamin”), as our new Independent Registered Public Accounting Firm, effective as of September 11, 2017. During the fiscal years ended June 30, 2017 and 2016, and the subsequent interim period through September 11, 2017, neither we nor anyone on our behalf engaged Benjamin regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

Item 9A	Controls and Procedures

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

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2017, the end of the period covered by this report. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

1.	Up until June 15, 2015, the Company’s board of directors did not have an audit committee, independent director or member with financial expertise which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting. That has been rectified by current Management.

2.	Up until June 15, 2015, the Company may not have had sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to its size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible, however current Management has implemented certain separation of duties, checks and balance

3.	Inadequate Accounting Personnel: The Company did not appropriate accounting personnel such as Chief Financial Officer to appropriately reconcile all of the accounts which resulted in significant adjustments during the audit. As a result, the Company’s financial books were not closed timely.

4	The Company lacked the necessary depth of personnel with adequate technical accounting expertise to ensure the preparation of interim and annual financial statements in accordance with GAAP. As a result, there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements for year ended June 30, 2017 would not have been prevented or detected.

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

It is the goal of the management to continue to develop a dynamic system of internal controls and procedures in order to report on Company activity and transactions accurately and fairly. As part of this process, during the prior fiscal year ending June 30, 2017 and 2016, the Company appointed independent members of the Board of Directors to oversee the financial reporting of the Company’s operations. The Chief Executive Officer also developed procedures that facilitate some of the necessary segregation of duties in the critical areas of financial reporting. One such procedure was to segregate two critical areas of the recordation of accounts payable and the subsequent processing/payment of accounts payable. While the accounting personnel records the accounts payable transaction, and processes a check for payment, the accounting person is not authorized to sign checks. The Chief Executive Officer signs all checks thereby creating another level of review to ensure that the payments presented are valid and proper.

During the current fiscal year ending June 30, 2017, the Chief Executive Officer has initiated policies and procedures to better manage the inventory and subsequent cost of goods sold. While not complete, Company staff is cognizant of the importance of safeguarding company assets and accurately monitoring the inventory on hand at all times.

The Chief Executive Officer found that the Company’s record keeping needed improvement. When the Company moved from one facility to another, many of the historical financial documents were misplaced and could not be found in a timely manner. Documents and information were being stored on separate distinct computers and hard drives with no central depository that existed for retrieval of such information. Information was not being shared with authorized personnel. To ensure that the financial records and historical information remains with the Company, a central network depository has been created where all documents are being stored. The initiation of this policy will allow those authorized to access company records quickly. It will also safeguard company records to ensure that actual Company documents are not altered or deleted. This system will also help to ensure that only actual approved Company documents are maintained in the records.

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

Changes in Internal Controls for Financial Reporting

We have appointed independent members to our Board of Directors to oversee the financial reporting of our operations. Additionally, the Chief Executive Officer has developed procedures that create the necessary segregation of duties in the critical areas of the financial reporting. Redundancy has been created across many facets of the business operations.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth each of our directors name, age, position and office. Each of their current terms as our directors expires at our next annual shareholder meeting.

Name		Position

Tom Comery	63	Chief Executive Officer, Principal Executive Officer, Interim Chief Financial Officer and Director

Mark Vuozzo	53	Chief Technical Officer- (has since left the Company)

Gerald M. Czarnecki	76	Director

Judith Muhlberg	62	Director

All executive officers are elected by the Board of Directors and hold office until the next annual meeting of shareholders, or until their successors are duly elected and qualified.

The following is information on the business experience of each director and officer.

Tom Comery, Chief Executive Officer and Director

Mr. Comery, has been a director of Eco Building Products, Inc. since April 6, 2015 and comes to Eco Building Products, Inc. with 30 years of building products manufacturing and distribution experience. He has broad business experience including mid-market CEO; supply chain and specialty product management at the Fortune 500 Group Director level; mid-market sales and marketing as well as accounting management. In 2009/2011 he was SVP of Building Material Distributors, Inc. with full P&L responsibility of a multi-state, multi-warehouse wholesale distribution business focused on commodity and specialty building products, forest products and imported metal fencing and fasteners. In 2012/2013 Mr. Comery led a green-field start-up in the LED lighting space as President and CEO of B-Efficient, Inc. serving the commercial, residential and industrial markets. Most recently he was SVP of Sales for Leedo Manufacturing, the largest supplier of kitchen and bath cabinetry to the new construction multi-family housing industry.

Throughout his career Mr. Comery has successfully led two start-ups and two turnarounds.

The Company and Mr. Comery have not finalized the terms of the employment and have not entered into a formal engagement agreement but expect to work out the terms and finalize an employment agreement in the near future.

No family relationship has ever existed between Mr. Comery and the Company.

Mark Vuozzo, Chief Technical Officer

On or about June 30, 2017, Mr. Vuozzo was placed on unpaid administrative leave and has since left the company.

Gerald M. Czarnecki, Director

Mr. Czarnecki became a Director of the Company on April 6, 2015 and Chairman of our Board of Directors on June 15, 2015. Mr. Czarnecki is an ex officio member of each of the Audit Committee, Compensation Committee and Governance and Nomination Committee. Mr. Czarnecki has been the Chairman and CEO of The Deltennium Group, Inc., a privately held consulting and direct investment firm, since its founding in 1995. From August 2007 until April 2012, Mr. Czarnecki has served as President and CEO of 02Media, Inc., a private organization providing direct response marketing campaign management and infomercial production, educational and branded entertainment TV programming and Internet marketing campaign management. From April 1, 2007 to January 15, 2008, Mr. Czarnecki served as interim President & CEO of Junior Achievement Worldwide, Inc., where he also serves on the board of directors, and as member of the Executive Committee, and Chairman of its Human Resources, Compensation and Pension Committees. Mr. Czarnecki is a member of the Board of Directors of State Farm Insurance Company and is Chairman of the Audit Committee, and a member of the Board of Directors of State Farm Bank and State Farm Fire & Casualty. He is also a member of the advisory board for Private Capital, Inc. and serves as a member of the Board of Trustees of National University and is Chairman of its Investment Committee. In addition, he is Chairman of the Board of National Leadership Institute, a nonprofit organization dedication to facilitating quality leadership and governance in nonprofit organizations; Chairman of the National Association of Corporate Directors - Florida Chapter. Mr. Czarnecki holds a B.S. in Economics from Temple University, and M.A. in Economics from Michigan State University, a Doctor of Humane Letters from National University and is a Certified Public Accountant. Mr. Czarnecki is also the author of five books on Leadership and corporate governance. From June 2003 to April 2010, Mr. Czarnecki served on the Board of Directors of Del Global Technology, Inc., where he also served as the Chairman of its Audit Committee. From June 2006 to February 2010, Mr. Czarnecki served on the Board of Directors of Junior Achievement of South Florida, Inc. Mr. Czarnecki brings to the Board significant experience as a management change agent, corporate leadership, knowledge and experience in the information technology industry, and development of corporate strategy. His experience at companies as large as IBM or as small as the Company have enabled him to understand how to drive best practices across either large or small organizations and creation of a dynamic organization – capable of adapting to the new paradigm of constant change in business.

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

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, customers or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

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

* Indicates audit committee chair

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

Director candidates must have experience in positions with a high degree of responsibility and leadership experience in the companies or institutions with which they are or have been customerd. Directors are selected based upon contributions that they can make to the company. The company does not maintain a separate policy regarding the diversity of its Board members. However, consistent with its charter, the corporate governance and nominating committee, and ultimately the Board, seeks directors (including nominees for director) with diverse personal and professional backgrounds, experience and perspectives that, when combined, provide a diverse portfolio of experience and knowledge that will well serve the company’s governance and strategic needs.

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

The following table shows for the year ended June 30, 2017 and fiscal year ended June 30, 2016, the compensation awarded (earned) or paid by the Company to its named executive officers as that term is defined in Item 402(a)(2) of Regulation S-K.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Option Awards	All Other Compensation	Total ($)

Tom Comery,	2017	$250,000	$-	$-	$-	$250,000
Chief Executive Officer, Director (1)	2016	$250,000	$-	$-	$-	$9,615

Mark Vuozzo (2)	2017	$250,000	$-	$-	$-	$-
Chief Technical Officer	2016	$250,000	$-	$-	$-	$-

(1)	Tom Comery was appointed as the Company’s Chief Executive Officer on June 15, 2015.

(2)

The Company has commenced litigation in Colorado and asserted defenses in litigation in California challenging its former Chief Technology Officer (“CTO”)’s contention that, effective November 1, 2013, the Company entered into an employment agreement with him for a term of five (5) years and which renew automatically for succeeding terms of one (1) year each (“Renewal Terms”) unless either party gives notice to the other at least 30 days prior to the expiration of any term of said party’s intention not to renew the agreement. The Board of Directors never ratified the agreement, as the Company’s By-Laws require, and, for a variety of other reasons, including the self-dealing nature of the purported arrangement, the Company is vigorously contesting the CTO’s contention that he was promised an annual salary of $250,000, allegedly totaling $689,930 as of June 30, 2017 and 2016, and various cash bonuses and stock options at a time when the Company could not have afforded to enter into such an alleged obligation.

As noted above, the Company is in litigation challenging the validity of the purported employment agreement and denies that any accrued compensation is due to the former CTO. The inclusion of this disclosure in this Report is not to be construed as the Company’s admission as to the validity of any of the CTO’s claims.

Employment Agreements

Tom Comery

Mr. Comery was appointed as our Chief Executive Officer as of June 15, 2015. We do not have a formal Employment Agreement finalized with Mr. Comery at this point but we are working towards finalizing it. The Compensation Committee has, however, met and approved the major points of his compensation. Mr. Comery is earning an annual salary of $250,000, provided that the Compensation Committee has agreed to determine whether this should be increased to $275,000 beginning when the quarterly net income is positive. The Company will also pay compensating him $2,000 per month for medical benefits and a $700 per month car allowance. In addition, the Compensation Committee agreed to a $15,000 one-time reimbursement for relocation expenses. Mr. Comery relocated to San Diego, California in June. His relocation expenses were $9,846.

Mr. Comery will be eligible to participate in the Employee Incentive Compensation Plan upon the Board’s discretion.

Mark Vuozzo – Chief Technical Officer

Purported Employment Agreement –Chief Technical Officer

The Company has commenced litigation in Colorado and asserted defenses in litigation in California challenging its former Chief Technology Officer (“CTO”)’s contention that, effective November 1, 2013, the Company entered into an employment agreement with him for a term of five (5) years and which renew automatically for succeeding terms of one (1) year each (“Renewal Terms”) unless either party gives notice to the other at least 30 days prior to the expiration of any term of said party’s intention not to renew the agreement. The Board of Directors never ratified the agreement, as the Company’s By-Laws require, and, for a variety of other reasons, including the self-dealing nature of the purported arrangement, the Company is vigorously contesting the CTO’s contention that he was promised an annual salary of $250,000, allegedly totaling $689,930 as of June 30, 2017 and 2016, and various cash bonuses and stock options at a time when the Company could not have afforded to enter into such an alleged obligation.

As noted above, the Company is in litigation challenging the validity of the purported employment agreement and denies that any accrued compensation is due to the former CTO. The inclusion of this disclosure in this Report is not to be construed as the Company’s admission as to the validity of any of the CTO’s claims.

We have no other executive employment agreements currently in place. We have no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us and have therefore eliminated a column specified by Item 402 (c)(2) titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)” in the above Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

Mark Vuozzo:

-	Purported option grants to purchase 800,000 shares of the company’s common stock at an exercise price of $0.10 per share, expiring April 1, 2018 (five-year life). These purported option grants are the subject of litigation. Any statement included here should not be construed as the Company’s agreement or endorsement of these purported options.

Director Compensation

In connection with the appointments of independent members of the Board, the Company entered into a Director Agreements with each individual whereby the Company agreed to compensate each individual as follows: (1) a cash retainer of fifteen thousand dollars ($15,000) per calendar year during the period of service, paid in quarterly installments and (2) an additional fifteen thousand dollars ($15,000) per calendar year for each Committee Chairman position that the Director holds; and (3) an equity incentive award as may be determined at the discretion of the Board.

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

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (1)		Amount and Nature of Beneficial Ownership of Preferred Stock	Percent of Preferred Stock (2)

Directors and Executive Officers

Tom Comery	0	*	%	0	*	%

Gerald M. Czarnecki	0	*	%	0	*	%

Judith Muhlberg	0	*	%	0	*	%

Mark Vuozzo	13,375	*	%	0	0%

All directors and officers as a group (4 people)	0	*	%

* Less than 1%.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

There are no related party loan transactions.

Chief Technical Officer

Purported Employment Agreement –Chief Technical Officer

The Company has commenced litigation in Colorado and asserted defenses in litigation in California challenging its former Chief Technology Officer (“CTO”)’s contention that, effective November 1, 2013, the Company entered into an employment agreement with him for a term of five (5) years and which renew automatically for succeeding terms of one (1) year each (“Renewal Terms”) unless either party gives notice to the other at least 30 days prior to the expiration of any term of said party’s intention not to renew the agreement. The Board of Directors never ratified the agreement, as the Company’s By-Laws require, and, for a variety of other reasons, including the self-dealing nature of the purported arrangement, the Company is vigorously contesting the CTO’s contention that he was promised an annual salary of $250,000, allegedly totaling $689,930 as of June 30, 2017 and 2016, and various cash bonuses and stock options at a time when the Company could not have afforded to enter into such an alleged obligation.

As noted above, the Company is in litigation challenging the validity of the purported employment agreement and denies that any accrued compensation is due to the former CTO. The inclusion of this disclosure in this Report is not to be construed as the Company’s admission as to the validity of any of the CTO’s claims.

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

The aggregate fee of $30,000 was billed for the fiscal year ended June 30, 2017 for professional services rendered by Benjamin & Young, LLP, the principal accountant, for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K.

The aggregate fees billed for the fiscal year ended June 30, 2016 for professional services rendered by Sadler Gibb & Associates, the principal accountant, for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2016 were $51,800.

(2)	Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under item (1) for the fiscal years ending June 30, 2017 and 2016-.

(3)	Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning for the fiscal years ending June 30, 2017 and 2016.

(4)	All Other Fees

No aggregate fees were billed for professional services provided by the principal accountants, other than the services reported in items (1) through (3) for the fiscal years ending June 30, 2017 and 2016.

(5)	Audit Committee

The registrant’s Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant’s performance of services for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending June 30, 2017. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6)	Work Performance by others

The percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was zero percent.

PART IV

Exhibits

3.1	Articles of Amendment of Eco Building Products, Inc, as filed with the Colorado Secretary of State on October 19, 2016: (Referred to and incorporated by reference in Eco Building Products Form 8K dated October 19, 2016)

3.1a	Amended and Restated By-Laws of Eco Building Products, Inc. (referred to and incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the Commission on July 20, 2015).

3.4	Certificate of Designation, Rights and Preferences for the Series D 12% Convertible Preferred Stock filed with the State of Nevada on March 31, 2015 (Referred to and incorporated by reference in Eco Building Products Form 10-K filed with the Commission on November 10, 2015)

3.4a	Amendment Number 1 to the Certificate of Designations, Rights and Preferences of the Series D Convertible Preferred Stock (referred to and incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the Commission on July 20, 2015)

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))

31.2	Certification of Chief Financial Officer (Rule 13a-14(a)/15(d0-14(a))

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO Building Products, Inc.
Registrant

Date: September 12, 2019	By:	/s/ Tom Comery
Tom Comery, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tom Comery,
Tom Comery, Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerald M. Czarnecki	Chairman of the Board of Directors	September 12, 2019
Gerald M. Czarnecki

/s/ Tom Comery	Chief Executive Officer and Director	September 12, 2019
Tom Comery	(principal executive officer)

/s/ Judith Muhlberg	Director	September 12, 2019
Judith Muhlberg

